Form 10-Q
period 1996-03-31
LONE STAR CASINO CORP
filed 1996-05-15
CIK 897545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: MARCH 31, 1996

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______

                         Commission file number: 0-21566


                          LONE STAR CASINO CORPORATION
             (Exact name of registrant as specified in its charter)


          DELAWARE                                              84-1219819
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

ONE RIVERWAY, SUITE 2550, HOUSTON, TEXAS                           77056
(Address of principal executive officer)                         (Zip Code)

      (Former name, address and fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of common stock, $0.01 par value, outstanding as of May 10, 1996 according to the records of the registrant's registrar and transfer agent, was 42,332,094.

                  LONE STAR CASINO CORPORATION AND SUBSIDIARIES
                          QUARTER ENDED MARCH 31, 1996

                                      INDEX

PART I.           FINANCIAL INFORMATION                                    Page

Item 1.  Financial Statements

         Condensed consolidated financial statements of
         Lone Star Casino Corporation and Subsidiaries:

         Balance sheets at March 31, 1996 and June 30, 1995 ............    3

         Statements of operations for the three
         months ended March 31, 1996 and March 31, 1995 ................    4

         Statements of operations for the nine
         months ended March 31, 1996 and March 31, 1995 ................    5

         Statements of cash flow for the nine
         months ended March 31, 1996 and March 31, 1995 ................    6

         Notes to condensed consolidated financial statements ..........    7

Item 2.  Management's discussion and analysis of financial
         condition and results of operations ...........................    8

PART II. OTHER INFORMATION

Item 6.  Reports on From 8-K ...........................................   10

SIGNATURES .............................................................   10

PART 1.          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

Lone Star Casino Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                      March 31,           June 30,
                                                                                                        1996                1995
                                                                                                     -----------        -----------
ASSETS
Current assets:
   Cash and cash equivalents .................................................................           218,000            337,000
   Investments in marketable equity securities ...............................................            81,000            148,000
   Receivables - unaffiliated parties, net ...................................................           185,000            856,000
   Prepaid expenses and other ................................................................           207,000            334,000
                                                                                                     -----------        -----------
                 Total current assets ........................................................           691,000          1,675,000

Property and equipment, net ..................................................................         2,493,000          3,538,000

Other assets:
   Receivable - affiliated party, net ........................................................           254,000            249,000
   Organization costs, net ...................................................................           169,000            400,000
   Property held for sale ....................................................................              --              906,000
   Other non-current assets ..................................................................           131,000            471,000
                                                                                                     -----------        -----------
                                                                                                         554,000          2,026,000
                                                                                                     -----------        -----------
                                                                                                       3,738,000          7,239,000
                                                                                                     ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of capital lease obligations ...........................................           239,000            239,000
   Current maturities of notes payable .......................................................         1,180,000          1,597,000
   Notes payable to affiliates ...............................................................           243,000            250,000
   Accounts payable and accrued expenses .....................................................         2,745,000          3,320,000
                                                                                                     -----------        -----------
                 Total current liabilities ...................................................         4,407,000          5,406,000

Long-term notes payable, less current
   maturates .................................................................................           230,000            230,000

Minority interest ............................................................................           203,000            203,000

Redeemable convertible preferred stock .......................................................           577,000            759,000

Stockholders' equity:
   Common stock ..............................................................................           323,000            241,000
   Additional paid-in capital ................................................................        21,923,000         21,194,000
   Accumulated deficit .......................................................................       (23,925,000)       (20,794,000)
                                                                                                     -----------        -----------
                                                                                                      (1,679,000)           641,000
                                                                                                     -----------        -----------
                                                                                                       3,738,000          7,239,000
                                                                                                     ===========        ===========

See accompanying notes to unaudited condensed consolidated financial statements

Lone Star Casino Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                   THREE MONTHS ENDED MARCH 31
                                                                                          -----------------------------------------
                                                                                              1996                          1995
                                                                                          -----------                   -----------
OPERATING REVENUES
   Gaming ..............................................................                       71,000                       222,000
   Hotel ...............................................................                         --                         570,000
   Food and beverage ...................................................                        5,000                        35,000
                                                                                          -----------                   -----------
                                                                                               76,000                       827,000

OPERATING EXPENSES
   Gaming ..............................................................                      135,000                       153,000
   Hotel ...............................................................                         --                         615,000
   Food and beverage ...................................................                       77,000                        32,000
   General and administrative ..........................................                      339,000                     1,421,000
   Depreciation and amortization .......................................                      134,000                       101,000
                                                                                          -----------                   -----------
                                                                                              685,000                     2,322,000
                                                                                          -----------                   -----------
OPERATING LOSS .........................................................                     (609,000)                   (1,495,000)

OTHER INCOME AND EXPENSE
   Interest expense, net ...............................................                      (26,000)                      (37,000)
   Site development costs ..............................................                         --                        (488,000)
   Loss on sale of Biloxi ..............................................                         --                      (1,741,000)
   Writedown of Tinian facilities ......................................                     (601,000)                         --
   Other, net ..........................................................                       98,000                      (122,000)
                                                                                          -----------                   -----------
                                                                                             (529,000)                   (2,388,000)
LOSS BEFORE DIVIDENDS ON
   PREFERRED STOCK .....................................................                   (1,138,000)                   (3,883,000)

Dividends on preferred stock ...........................................                        9,000                         9,000
                                                                                          -----------                   -----------
NET LOSS ...............................................................                   (1,147,000)                   (3,892,000)
                                                                                          ===========                   ===========
NET LOSS PER COMMON SHARE ..............................................                  $     (0.04)                  $     (0.22)

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING .........................................................                   26,762,000                    18,020,000

See accompanying notes to unaudited condensed consolidated financial statements

Lone Star Casino Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                   NINE MONTHS ENDED MARCH 31
                                                                                          -----------------------------------------
                                                                                              1996                          1995
                                                                                          -----------                   -----------
OPERATING REVENUES
   Gaming ..............................................................                    1,639,000                       859,000
   Hotel ...............................................................                         --                         570,000
   Food and beverage ...................................................                      282,000                       284,000
                                                                                          -----------                   -----------
                                                                                            1,921,000                     1,713,000
OPERATING EXPENSES
   Gaming ..............................................................                    2,016,000                       649,000
   Hotel ...............................................................                         --                         615,000
   Food and beverage ...................................................                      179,000                       282,000
   General and administrative ..........................................                    1,783,000                     4,016,000
   Depreciation and amortization .......................................                      422,000                       301,000
                                                                                          -----------                   -----------
                                                                                            4,400,000                     5,863,000
                                                                                          -----------                   -----------
OPERATING LOSS .........................................................                   (2,479,000)                   (4,150,000)

OTHER INCOME AND EXPENSE
   Interest expense, net ...............................................                     (150,000)                     (266,000)
   Site development costs ..............................................                         --                        (488,000)
   Loss on sale of Biloxi ..............................................                         --                      (1,741,000)
   Writedown of Tinian facilities ......................................                     (601,000)                         --
   Other, net ..........................................................                       85,000                        65,000
                                                                                          -----------                   -----------
                                                                                             (666,000)                   (2,430,000)
                                                                                          -----------                   -----------
LOSS BEFORE DIVIDENDS ON
   PREFERRED STOCK .....................................................                   (3,145,000)                   (6,580,000)

Dividends on preferred stock ...........................................                       27,000                        75,000
                                                                                          -----------                   -----------
NET LOSS ...............................................................                   (3,172,000)                   (6,655,000)
                                                                                          ===========                   ===========

NET LOSS PER COMMON SHARE ..............................................                  $     (0.12)                  $     (0.42)

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING .........................................................                   25,453,000                    15,979,000

See accompanying notes to unaudited condensed consolidated financial statements

Lone Star Casino Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      NINE MONTHS ENDED MARCH 31
                                                                                                 ----------------------------------
                                                                                                    1996                     1995
                                                                                                 ----------              ----------
NET CASH USED BY OPERATING ACTIVITIES ..............................................             (1,861,000)             (3,556,000)

CASH FLOWS OF INVESTING ACTIVITIES
   Issuance of notes receivable ....................................................                   --                  (790,000)
   Increase in organizational costs ................................................                 46,000                (322,000)
   Collection of notes receivable ..................................................                671,000                    --
   Capital expenditures - net ......................................................                (99,000)                (92,000)
   Other ...........................................................................              1,105,000                (996,000)
                                                                                                 ----------              ----------
                 Cash (used) provided by investing activities ......................              1,723,000              (2,200,000)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable .....................................................                   --                 1,879,000
   Repayments of notes payable .....................................................               (424,000)             (1,127,000)
   Proceeds from issuance of common stock,
      net ..........................................................................                443,000               2,759,000
   Decrease in capital lease obligations, net ......................................                   --                  (283,000)
                                                                                                 ----------              ----------
                 Cash provided by financing activities .............................                 19,000               3,228,000
                                                                                                 ----------              ----------
DECREASE IN CASH AND CASH EQUIVALENTS ..............................................               (119,000)             (2,528,000)

CASH AND CASH EQUIVALENTS
   Beginning of period .............................................................                337,000               2,691,000
                                                                                                 ----------              ----------
   End of period ...................................................................                218,000                 163,000
                                                                                                 ==========              ==========
SUPPLEMENTAL CASH FLOW INFORMATION
   Dividends on preferred stock ....................................................                 27,000                  75,000
   Land sold through assumption of note payable ....................................                                      3,526,000

See accompanying notes to unaudited condensed consolidated financial statements

                  LONE STAR CASINO CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1996

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended June 30, 1995, included in the Company's Annual Report on Form 10-K. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited consolidated financial statements has been omitted.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results for the unaudited nine months ended March 31, 1996 and March 31, 1995. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

2. Certain reclassifications have been made to prior period financial statements to conform with current period presentations.

3. During the nine months ended March 31 1996, the holders of the Series 1994-1 Redeemable Convertible Preferred Stock elected to convert 20 shares of preferred stock into the Company's Common Stock as provided in the agreement. Each share of preferred stock is convertible into $10,000 of common stock at the rate of 78% of the current trading price. As a result of the conversion, the Company issued 454,840 shares of common stock in exchange for 20 shares of preferred stock. There are currently 60 remaining shares of preferred stock subject to conversion rights.

4. During the period from July 1, 1995 to March 31, 1996, the Company has issued 1,495,000 shares of its common stock outside the United States pursuant to Regulation S, an exemption from federal registration of securities. The share were sold at gross prices per share ranging from $ .08 to $.45 and generated net proceeds to the Company of approximately $423,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

At March 31, 1996, the Company has a working capital deficiency of $3,716,000 compared to a deficit of $3,731,000 at March 31, 1995. During the nine months ended March 31 1996, short-term debt of approximately $400,000 was retired as a result of the sale of the Company's barges. The decrease in current liabilities was somewhat offset by the need to utilize cash reserves to fund operating and development activities during the nine month period.

During October, 1995, the holder of a $1,000,000 debenture issued by the Company in the second quarter of fiscal 1995 advanced an additional $50,000 as working capital to the Company's Colorado casino. The Company is currently involved in negotiations with the holder of the debenture with a view to resolving the situation, which may take the form of the transfer of certain of the Company's assets to such holder in exchange for the surrender of, or a reduction in the amount owing on, the debenture. The Company is not now able to predict the outcome of these negotiations.

During the period from July 1, 1995 to March 31, 1995, the Company issued 1,495,000 shares of its common stock outside the United States at gross prices per share of $.08 to $.45 and generated net proceeds to the Company of approximately $423,000.

The principal sources of revenues for the Company have come from the Company's indirect 75.5% interest in "Papone's Palace", a 6,000 square foot limited stakes casino in Central City, Colorado, and the Company's indirect 100% interest in "Lone Star Casino", a 5,000 square foot, two-story casino on the island of Tinian, the Commonwealth of the Northern Marianas Islands. The Company owns its interest in Papone's Palace through Papone's Palace Acquisition Corporation and its interest in Lone Star Casino through Pacific American Casinos, Inc. As of March 31, 1996, neither casino was operating.

Since its acquisition in June, 1993, Papone's Palace has failed to operate at a profit and had experienced continuing losses. In late 1995, the Company took steps to reduce the costs and expenses relating to Papone's Palace. As a result of these steps, the losses of Papone's Palace were curtailed, and the facility began to operate on a break-even basis, cash wise. However, the weather in Central City, Colorado and surrounding areas has been especially severe this winter season, and the volume of patrons to Papone's Palace declined significantly in January, 1996. Management believes that this decline resulted from the perception created by the severe weather that travel to Central City had become precarious. In view of the decline in the number of patrons, management decided to close Papone's Palace originally from February 1, 1996 to May 1, 1996, at which time more favorable weather is expected to alleviate the circumstances leading to the decline in patronage. The Company expects to reopen Papone's Palace on or about June 1, 1996. Management expects to recommence operations at Papone's Palace in June 1996, and is aware that a matter of practice, a number of other casinos close on a seasonal basis regardless of the severity of the weather.

On December 18, 1995, the Company closed its Lone Star Casino on Tinian. The Company closed this casino because of an expected seasonal decline in the number of patrons and in order to complete construction work and a refinancing of the casino and to permit management personnel to return to the United States for the holidays. The casino was expected to reopen on January 5, 1996. However, the casino's license to operate expired on December 31, 1995, and the Company was not able to negotiate an extension of the license by the time of its expiration. Although the Company is currently involved in negotiations with the Tinian Casino Gaming Control Commission with a view to reactivating the casino's permit, the staunch position that this commission has taken (especially with regard to fees to be paid by the Company) is causing the Company to consider not reopening the Tinian Casino. A decision by the Company to reopen or not reopen may be made itn the near future.
                                       8

Other than as described above, Management believes that it can obtain the funds necessary to meet its working capital needs for the remainder of fiscal 1996 primarily through the sale of common stock and from the sale of other non-revenue producing assets. In order for the Company to participate in the development of future ventures, in addition to anticipated cash flows from its Colorado operations, it will be necessary to secure debt or equity funding sources. Management will attempt to obtain the required funds for its future development by attracting joint venture partners, vendor financing and through conventional debt financing. No assurance can be given that the Tinian project will be successful, or that financing for the Company's other proposed projects will be available or, if available, will be on terms acceptable to the Company. To the extent that future capital resources become limited, the Company's plans with respect to entry into new ventures as well as current development plans may be delayed or canceled.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995

The Company incurred a net loss of $1,147,000 or $.04 a share, as compared to $3,892,000 or $.22 per share for the comparable period in the prior year. On February 1, 1996, the Company closed the Central City casino in view of the decline in the number of patrons as a result of the unusually severe weather. Management expects no problem in recommencing operations at Papone's Palace in June, 1996. However, there can be no assurances that the Company will not experience some material difficulty not now foreseen in recommencing operations.

The Company's Tinian casino, which opened in April, 1995, was closed on December 18, 1995 for a variety of seasonal and operational reasons. The Company's Tinian Casino was expected to reopen on January 5, 1996. However, the casino's permit to operate in its current facility expired on December 31, 1995, and the Company was not able to negotiate an extension of the permit by the time of its expiration. Although the Company is currently engaged in negotiations with the Tinian Casino Gaming Control Commission with a view to reactivating the casino's permit, the staunch position that this commission has taken (especially with regard to fees to be paid by the Company) is causing the Company to consider not reopening the Tinian Casino. A decision by the Company to reopen or not reopen may be made in the near future. In view of the above, The Company recorded a writedown of its facilities and equipment of $601,000 in the three months ended March 31 1996.

General and administrative expenses totaled $339,000 during the quarter ended March 31, 1996, as compared with $1,421,000 for the comparable prior year quarter. The decrease is due to decreases in legal and professional fees related to acquisition transactions, project financing, payroll expenses and corporate travel. In October, 1995, the Company closed its Las Vegas office which resulted in the reduction of corporate staff by 75% and payroll by 90%. Similar savings were achieved in occupancy and other corporate expenses. Assuming successful operation of the Colorado operations, the Company believes that its financial condition will permit pursuing other development opportunities.

NINE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995

The Company incurred a net loss of $3,172,000 or $.12 a share, as compared to $6,655,000 or $.42 a share for the comparable period in the prior year. In early 1996, the Company temporarily closed Papone's Palace in view of a decline in the number of patrons resulting from the unusually severe winter weather. The Company expects to reopen Papone's Palace on or about June 1, 1996. The Company expects no material difficulty in recommencing operations at Papone's Palace in June, 1996. However, there can be no assurance that the Company will not experience come material difficulty not now foreseen in recommencing operations. The Company intends to operate Papone's Palace in the summer and autumn months and close again for the winter of 1996-1997.

                                       9
PART II. OTHER INFORMATION

ITEM 6.           REPORTS ON FORM 8-K

                  The Registrant filed a report on Form 8-K dated February 5, 1996, reporting on the closing of Registrant's casinos in Central City, Colorado and the Island of Tinian, the Commonwealth of the Northern Marianas Islands.

                  The Registrant filed a report on Form 8-K dated April 4, 1996, amended April 18, 1996, reporting on the resignation of KPMG Peat Marwick LLP, as the Registrant's independent accountants.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                          LONE STAR CASINO CORPORATION
                                  (Registrant)

                          By: Paul J. Montle
                          Chairman, Chief Executive Officer and
                          Chief Financial Officer

Dated: May 14, 1996
                                       10