Form 10-K/A
period 1995-06-30
LONE STAR CASINO CORP
filed 1996-07-12
CIK 897545

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K/A

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 1995           Commission File Number 0-21566

                         LONE STAR CASINO CORPORATION
            (Exact name of registrant as specified in its charter)

                                    Delaware
        (State or other jurisdiction of incorporation or organization)

                                   84-1219819
                      (I.R.S. Employer Identification No.)

        One Riverway, Suite 2550, Houston, Texas 77056, (713) 960-9881 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:     NONE

Securities registered pursuant to Section 12(g) of the Act:

                             TITLE OF EACH CLASS
                         ----------------------------
                         Common Stock, $.01 Par Value

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]    NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on May 31, 1996 was $7,124,008. The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of May 31, 1996 was 42,832,094.

                                  INDEX

                                                                           PAGE
                                                                          NUMBER

                                PART III.

Item 10. Directors and Executive Officers of the Registrant.                3

Item 11. Executive Compensation.                                            4

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.                                                       10

Item 13. Certain Relationships and Related Transactions.                   11

                                 PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K.                                                      12

                                PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and executive officers of the Company are as follows:

         NAME                     AGE             POSITIONS
         ----                     ---             ---------
     Paul J. Montle                48             Chairman of the Board and
                                                  Chief Executive Officer

     C. Thomas Cutter              56             Director

     Kent E. Lovelace, Jr.         60             Director

     Roger W. Cope                 55             Director

     Paul J. Montle has served as the Chairman of the Board and Chief Executive Officer of the Company since 1992. From 1991 to October 15, 1994, Mr. Montle served as President and Chief Executive Officer of Viral Testing Systems Corporation, a distributor of a FDA-licensed AIDS test and other medical diagnostic products, and from 1991 to 1992, he also served as Chairman of the Board of such company. Since 1987, Mr. Montle has been a Managing Director of Montle International Incorporated, a privately-held merchant banking firm.

     C. Thomas Cutter has served as a Director of the Company since December 1992. Since 1968, he has served as President, Director and sole shareholder of Cutter Fire Brick Co., Inc., which is engaged in the repair and maintenance of industrial heat enclosures. Since 1975, Mr. Cutter has served as President, Director and sole shareholder of both Cutter Ceramics, Inc., a manufacturer and distributor of art clay, and ADC Supply Corp., a distributor of industrial insulation materials. Since 1985, Mr. Cutter has served as President, Director and sole shareholder of Cutter Northern Refractories, Inc., which is engaged in the repair and maintenance of industrial heat enclosures.

     Kent E. Lovelace, Jr. has served as a Director of the Company since August 1993. Since 1975, he has served as President and Chief Executive Officer of Equitrust Mortgage Corporation, formerly Hancock Mortgage Corporation.

     Roger W. Cope has served as a Director of the Company since 1993. He now serves as Vice President - Business Development with Lamb Technicon Machining Systems. From June 30, 1993 until January 16, 1996, Mr. Cope served as President of the Company and Manager of Papone's Palace, Ltd. Liability Co. During 1991 and 1992, he served as Director of Strategic Planning for the Applied Technology Division of Litton Systems, Inc., a provider of electronic warfare products to the defense industry. From 1986 to 1991, Mr. Cope served as President of Cope Development Corp., a privately-held consulting firm. He also serves as a Director of Waste Recovery, Inc., a publicly-held corporation engaged in specialized resource recovery.

     Each Director holds office until the Annual Meeting of Stockholders following his election and until his successor has been duly elected and qualified or until he has resigned or been removed as provided for in the By-Laws. There are no understandings or arrangements relating to any person's service or prospective service as a Director of the Company. No family relationships exist between any of the above named Directors or between any such Director and any Executive Officer of the Company.

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's officers and directors, and person who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish the Company with copies of all such Section 16(a) forms. Based solely on its review of the copies of such forms received by it and written representations from certain reporting person, the Company believes that, during the period of July 1, 1994 through June 30, 1995, each of its officers, directors and greater than ten percent stockholders complied with all such applicable filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION.

          REPORT FOR COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Board of Directors is responsible for reviewing and approving the Company's compensation policies and the compensation paid to its executive officers (including the executive officers named below). The Company's compensation program for its executive officers (including the Chief Executive Officer) is designed to provide levels of compensation required to assist the Company in attracting and retaining qualified executive officers. The Compensation Committee attempts to set an executive officer's compensation at a level which is similar to such officer's peers in the Company's industry. Generally, executive officer compensation (including the Chief Executive Officer) is not directly related to the Company's performance. Instead, the Compensation Committee has a philosophy which recognizes individual initiative and achievement which can significantly influence an officer's compensation level. The executive compensation program is comprised of salary, annual cash incentives and stock options. The following is a discussion of each of the elements of the executive compensation program.

     SALARY. Generally, base salary for each executive officer is similar to levels within the industry and comparable to the level which could be attained for equal positions elsewhere. Also taken into account are benefits, years of service, responsibilities, Company growth, future plans and the Company's current ability to pay.

     ANNUAL CASH INCENTIVES. The annual cash incentive plan is a cash bonus program designed to reward significant corporate accomplishments and individual initiatives demonstrated by executive officers during the prior fiscal year. The amount of each cash bonus is determined by the Compensation Committee at the end of the fiscal year and is paid in cash in a single payment.

     STOCK OPTIONS. The 1993 and 1995 Stock Option Plans were adopted for the purpose of promoting the interests of the Company and its stockholders by attracting and retaining executive officers and other key employees of outstanding ability. Options are granted to eligible participants based upon their potential impact on corporate results and on their individual performance. Generally, options are granted at market value, vest over a number of years, and are dependent upon continued employment. The Committee believes that the grant of time-vested options provides an incentive that focuses the executive officers' attention on managing the business from the perspective of owners with an equity stake in the Company. It further motivates executive officers to maximize long-term growth and profitability because value is created in the options only as the Company's stock price increases after the option is granted.

                                            The Compensation Committee:
                                            Kent E. Lovelace, Jr.
                                            C. Thomas Cutter

SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation paid by the Company and its subsidiaries to the Chief Executive Officer and the other four most highly compensated executive officers whose total annual salary and bonus for the fiscal year ended June 30, 1995 exceeded $100,000 for services in all capacities to the Company and its subsidiaries during each of the fiscal years ended June 30, 1995, 1994 and 1993.

                      SUMMARY COMPENSATION TABLE (1)

                                                  ANNUAL                  LONG-TERM
                                               COMPENSATION              COMPENSATION
                                             -----------------   ---------------------------

    (a)                (b)        (c)          (d)       (e)                 (g)
                                                        OTHER
                     FISCAL                            ANNUAL
NAME AND PRINCIPAL    YEAR                            COMPENSA-  SECURITIES UNDERLYING STOCK
POSITION              ENDED      SALARY       BONUS     TION     OPTIONS (NUMBER OF SHARES)
- ------------------   -------   -----------   -------  ---------  ---------------------------
Paul J. Montle       6/30/95   $375,000                 (3)                225,000
Chairman and Chief   6/30/94   $182,500                 (3)                100,000
Executive Officer    6/30/93   $ 25,000(2)              (3)

Roger W. Cope        6/30/95   $250,000(6)              (3)                225,000
President and Chief  6/30/94   $150,000      $50,000    (3)                400,000
Operating Officer    6/30/93   $ 57,500(4)              (3)                400,000

Paul V. Culotta      6/30/95   $ 75,000      $50,000
Former Executive     6/30/94   $ 85,000      $50,000    (3)                 50,000
Vice President and   6/30/93   $ 12,500(4)              (3)
Chief Financial
Officer

Robert L. Kelley     6/30/95   $ 20,000(5)  $25,000
Former Vice          6/30/94   $100,000     $25,000     (3)                 50,000
President,           6/30/93   $ 12,500(4)              (3)                100,000
Operations

Othon I. Herrera     6/30/95   $120,000     $25,000     (3)                100,000
Former Vice          6/30/94   $ 25,000(4)              (3)                100,000
President of
Marketing

_________________

(1) The Columns designated by the SEC for the reporting of certain long-term compensation, including awards of restricted stock, long term incentive plan payouts, and all other compensation, have been eliminated as no such awards, payouts or compensation were awarded to, earned by or paid to any specified person during any fiscal year covered by the table.
(2) Salary paid for the fiscal year ended June 30, 1993 is for the period from May 1, 1993 to June 30, 1993.
(3) Nominal perquisites not meeting the applicable disclosure threshold.
(4) Salary paid for the fiscal year is for the period from employment date to June 30.
(5) Resigned effective August 31, 1994.
(6) Effective August 1, 1995 voluntarily accepted a 50% reduction in annual salary, and resigned effective January 16, 1996.

                              STOCK OPTION GRANTS

     The following table sets forth certain information concerning stock options granted during the fiscal year ended June 30, 1995 to each of the executive officers named in the Summary Compensation Table under the Company's 1993 Stock Option Plan. The option price of each option disclosed in the following table was not less than the market price of the underlying securities on the date of grant of each option. The Company has not granted stock appreciation rights ("SAR's") of any kind.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                          POTENTIAL REALIZABLE
                                                                        VALUE AT ASSUMED ANNUAL
                                                                          RATES OF STOCK PRICE
                                                                        APPRECIATION FOR OPTION
                       INDIVIDUAL GRANTS                                         TERM (1)
- -----------------------------------------------------------------------------------------------
(a)                   (b)           (c)             (d)        (e)         (f)        (g)

                   NUMBER OF
                  SECURITIES
                  UNDERLYING     PERCENT OF
                    OPTIONS     TOTAL OPTIONS    EXERCISE
                    GRANTED      GRANTED TO        PRICE
                  (NUMBER OF    EMPLOYEES IN      ($ PER    EXPIRATION
NAME               (SHARES)     FISCAL YEAR       SHARE)       DATE       5%($)     10%($)
- ----              ----------    ------------     --------   ----------   -------   --------
Paul J. Montle      225,000         20%          $0.625      1/12/2005   $99,891   $224,120

Roger W. Cope       225,000         20%           0.625      1/24/2005    99,891    224,120

Paul V. Culotta        none

Robert L. Kelley       none

Othon I. Herrera    100,000        8.7%           0.625      1/24/2005    44,396     99,609

(1) These amounts represent assumed rates of stock price appreciation of 5% and 10% which are specified in applicable federal securities regulations. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the amounts reflected in the table will be achieved or maintained through the life of the option. The amounts shown represent the assumed value of the stock options, less the exercise price, at the expiration date of the option, beginning on the date of grant and ending on the option expiration date. The amounts set forth for Mr. Cope assume that the options expire on the latest date set forth in each option agreement.

                 OPTION EXERCISES/VALUE OF UNEXERCISED OPTIONS

     The following table sets forth the number of securities underlying options exercised during the fiscal year ended June 30, 1995 and the value realized upon such exercise, the number of securities underlying options exercisable and unexercisable at June 30, 1995, and the value at June 30, 1995 of exercisable and unexercisable in-the-money options remaining outstanding as to each executive officer named in the Summary Compensation Table. No named executive officer has been granted any SAR's. The "Value Realized" column reflects the difference between the market price on the date of exercise and the exercise price for the option for all options exercised. Thus, the "Value Realized" does not necessarily reflect what the executive officer might receive, should he choose to sell the shares acquired by the option exercise, because the market price of the shares so acquired may at any time be higher or lower than that price on the exercise date of the option.

                   AGGREGATED OPTION EXERCISES IN LAST
              FISCAL YEAR AND FISCAL YEAR END OPTION VALUES


(a)                    (b)           (c)            (d)           (e)

                                                   NUMBER OF SECURITIES
                                                  UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                    NUMBER OF                    OPTIONS AT JUNE 30, 1995       IN-THE-MONEY OPTIONS AT
                     SHARES                         (NUMBER OF SHARES)           JUNE 30, 1995 ($)(2)
                    ACQUIRED        VALUE       ---------------------------   ---------------------------
NAME               ON EXERCISE   REALIZED (1)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
- ----               -----------   ------------   -----------   -------------   -----------   -------------
Paul Montle          None                          40,000        285,000          (2)           (2)

Roger W. Cope        None(3)                      160,000        465,000          (2)           (2)

Paul Culotta         None                          20,000         30,000          (2)           (2)

Roger Kelley         None(4)

Othon I. Herrera     None                          40,000        160,000          (2)           (2)

____________________

(1) Based upon the difference between the closing bid price of the Common Stock on the NASDAQ Stock Market on the date of exercise and the exercise price of the options.
(2) The closing bid price of the Common Stock on June 30, 1995 on the NASDAQ Stock Market was $0.594 per share which was less than the exercise price of all options reported in the table.
(3)  Mr. Cope resigned effective January 16, 1996.
(4)  Mr. Kelley resigned effective August 31, 1994.



                                  OTHER PLANS

     The Company has no other deferred compensation, pension or retirement plans in which executive officers participate.

                               PERFORMANCE GRAPH

     The following graph compares the Company's cumulative total shareholder return for the period commencing May 3, 1993 (the date on which the Company's Common Stock first was registered under Section 12 of the Securities Exchange Act of 1934, as amended) and ending on June 28, 1996 to the returns for all companies in the NASDAQ Composite Index and the GAX Gaming Index. The return values are based on an assumed investment of $100, as of the close of business on May 3, 1993, in the Company's Common Stock and in each of the comparator groups, with all dividends treated as reinvested.

     The comparisons in this table are set forth in response to disclosure requirements of the Securities and Exchange Commission and therefore are not intended to forecast or to be indicative of future performance of the Company's Common Stock.


                                 [CHART]



- -----------------------------------------------------------------
                               5/93   6/93   6/94   6/95   6/96
- -----------------------------------------------------------------
Lone Star Casino Corporation   100    137     63     17      2
- -----------------------------------------------------------------
NASDAQ Composite Index         100    103    103    136    173
- -----------------------------------------------------------------
GAX Gaming Index               100    106     71    106    132
- -----------------------------------------------------------------





                   COMPENSATION AGREEMENT WITH OFFICERS

     The Company currently has no employment contracts or other compensation agreements with any of its current officers. The Company previously entered into an agreement with Paul V. Culotta in connection with the termination of Mr. Culotta's employment with the Company. The term of this agreement has been completed, and the Company and Mr. Culotta have no further obligations under the agreement except for the Company's payment of approximately $10,000 to Mr. Culotta.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Company had outstanding 42,832,094 shares of Common Stock at the close of business on May 15, 1996. The following table sets forth certain information as of the Record Date concerning the beneficial ownership of the Common Stock (i) by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock; (ii) by each director; (iii) by each executive officer named in the Summary Compensation Table under "Executive Compensation," below; and (iv) by all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

                                           SHARES OF COMMON STOCK
                                           BENEFICIALLY OWNED (1)
                                         --------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER        NUMBER          PERCENT
- ------------------------------------     -----------        -------
Richard D. Corley                         2,202,500           5.5%
  1101 Main
  Peoria, Illinois 61606

Paul J. Montle                            1,724,560(2)        4.0%
  One Riverway, Suite 2550
  Houston, Texas 77056

Roger W. Cope                               441,000(3)        1.0%
  5663 East Nine Mule Rd.
  Warren, Michigan 48901

Kent E. Lovelace, Jr.                       917,500(4)        2.1%
  3300 West Beach Street
  Gulfport, Mississippi

C. Thomas Cutter                            171,212(5)        (6)
  54 Emerson Road
  Waltham, Massachusetts 02254-151

All directors and officers
as a group (six persons)                  3,254,272(7)        7.6%

(1) Includes shares of Common Stock beneficially owned pursuant to options and warrants exercisable on the Record Date or within 60 days thereafter.
(2) Includes 839,516 shares of Common Stock held by Travis Partners, G.P. in which Mr. Montle has a 51.67% interest and the trust for the benefit of Mr. Montle's children which has a 15% interest, 95,044 shares of Common Stock directly owned; 40,000 shares of Common Stock beneficially owned pursuant to non-qualified stock options currently exercisable and
(FOOTNOTES CONTINUED ON NEXT PAGE)

(FOOTNOTES CONTINUED FROM PREVIOUS  PAGE)
     750,000 shares beneficially owned pursuant to warrants currently exercisable by a limited partnership having Mr. Montle's children as limited partners.
(3) Includes 181,000 shares directly owned; 100,000 shares owned by Mr. Cope's wife; and 160,000 shares beneficially owned pursuant to stock options immediately exercisable.
(4) Includes 267,500 shares directly owned; 300,000 shares owned by Mr. Lovelace's wife 300,000 shares beneficially owned pursuant to warrants currently exercisable; and 50,000 shares beneficially owned pursuant to stock options immediately exercisable.
(5) Includes 5,000 shares directly owned; 116,212 shares owned by Mr. Cutter's wife; and 50,000 shares beneficially owned pursuant to stock options immediately exercisable.
(6)  Less than 1%
(7) Includes 2,059,272 shares directly owned; 950,000 shares beneficially owned pursuant to warrants currently exercisable; and 360,000 shares beneficially owned pursuant to stock options immediately exercisable.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On May 4, 1993, the Company loaned $500,000 to RMS Titanic, Inc. ("Titanic"). This loan was evidenced by a secured promissory note. In November 1993, the Company assigned to Glenville Properties Incorporated ("Glenville") all of its rights in, to and under the Titanic promissory note, which at the time of the assignment had an outstanding balance, including accrued interest, of $145,000. In exchange for the assignment of the Titanic promissory note and other items, Glenville issued a promissory to the Company in the amount of $185,000 which was due and payable on November 15, 1994. Glenville is an entity controlled by Paul J. Montle, the Chairman of the Board and Chief Executive Officer of the Company, who guaranteed repayment of the Glenville promissory note. The Company wanted to assign the Titanic promissory note because it appeared that litigation would arise out of such note and the Company did not want to be involved in any litigation as it was applying for a Nevada gaming license at the time of the assignment and would have had to report any such litigation to the Nevada gaming authorities. Glenville agreed to purchase the Titanic promissory note as an accommodation to the Company.

     The assignment of the Titanic promissory note was rescinded on October 19, 1995. The effect of the rescission was (a) to revest in the Company full right, title and interest in the Titanic promissory note and other items assigned, as if the original assignment of these items to Glenville had never occurred, and (b) to cancel the Glenville promissory note and related personal guarantee. The Company and Glenville decided to rescind the transaction because Titanic was contesting the collectibility of the Titanic promissory note on the basis that it was not assignable. The rescission was viewed as essential in order to pursue the collection of the Titanic promissory note without the possibility of being hampered by a possibly dispositive affirmative defense. When the assignment of the Titanic promissory note was rescinded, Mr. Montle was owed by the Company accrued salary in an approximate amount of $26,000. The amount owed to Mr. Montle by the Company was not offset by the amount guaranteed by Mr. Montle because under Texas law regarding the payment of employee compensation, the Company was legally prohibited from offsetting the accrued salary, and with the entire transaction being rescinded, Mr. Montle's guarantee was no longer in effect or relevant. Glenville received no interest under the Titanic promissory note, and the Company did not require Glenville to pay any of the interest on the Glenville promissory note that otherwise had become due and payable. Moreover, while principal amount of the Glenville promissory note became due on November 15, 1994, the Company did not seek to enforce the payment of the Glenville promissory note because by the time such note became due it already appeared that the original assignment of the Titanic promissory note might have to be rescinded for the reasons stated above.

                                   PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this report:

     3.   Exhibits:

          The following exhibits are filed with this report:

          21.01          Subsidiaries of Registrant.

(b)  Reports on Form 8-K.

     The Registrant filed a report on Form 8-K dated February 5, 1996, reporting on the closing of Registrant's casinos in Central City, Colorado and on the Island of Tinian, the Commonwealth of the Northern Marianas Islands.

     The Registrant filed a report on Form 8-K dated April 4, 1996, amended April 18, 1996, reporting on the resignation of KPMG Peat Marwick LLP, as the Registrant's independent accountants.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lone Star Casino Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July  11, 1996                  LONE STAR CASINO CORPORATION
                                       (Registrant)

                                       By:    /s/  PAUL J. MONTLE
                                          -------------------------------
                                                Paul J. Montle,
                                            Chief Executive Officer

                                 EXHIBIT INDEX

EXHIBIT
NO.         DESCRIPTION                                                  PAGE
- -------     -----------                                                  ----
21.01       Subsidiaries of Registrant.