Form 10-K
period 1996-06-30
LONE STAR CASINO CORP
filed 1996-09-30
CIK 897545

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 1996           Commission File Number 0-21566

          LS CAPITAL CORPORATION f/k/a "Lone Star Casino Corporation"
            (Exact name of registrant as specified in its charter)

                                   Delaware
       (State or other jurisdiction of incorporation or organization)

                                  84-1219819
                     (I.R.S. Employer Identification No.)

     15915 Katy Freeway, Suite 250, Houston, Texas 77094, (713) 398-5588
        (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:     NONE

Securities registered pursuant to Section 12(g) of the Act:

                             TITLE OF EACH CLASS
                         Common Stock, $.01 Par Value

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 25, 1996 was $482,926. The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of September 25, 1996 was 2,061,865.

Portions of the registrant's definitive Proxy Statement for its 1996 annual meeting of stockholders (which has not been filed as of the date of this filing) are incorporated by reference into Part III.

Registrant is filing a Form 12b-25 with respect to Item 6, Item 7 and Item 8 of this Form 10-K, and each such Item has been omitted in this Form 10-K.

Total number of pages contained in the Form and Exhibits: 47.

Exhibit Index is located on sequentially numbered page 21.

                                    INDEX
                                                                         PAGE
                                                                        NUMBER

                                   PART I.

Item 1.  Business.                                                          3

Item 2.  Properties.                                                       10

Item 3.  Legal Proceedings.                                                10

Item 4.  Submission of Matters to a Vote of Security Holders.              12

                                   PART II.

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.                                              13

Item 6.  Selected Financial Data.                                          13

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                              14

Item 8.  Financial Statements and Supplementary Data.                      14

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.                              15

                                   PART III.

Item 10. Directors and Executive Officers of the Registrant.               15

Item 11. Executive Compensation.                                           15

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.                                                       15

Item 13. Certain Relationships and Related Transactions.                   15

                                   PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K.                                                      19

                                    PART I

                                 INTRODUCTORY

     The Item numbers and letters appearing in this Annual Report correspond with those used in Securities and Exchange Commission Form 10-K (and, to the extent it is incorporated into Form 10-K, the letters used in the Commission's Regulation S-K) as effective on the date hereof, which specifies the information required to be included in Annual Reports to the Commission. "EXECUTIVE OFFICERS OF THE COMPANY" has been included by the Company in accordance with General Instruction G(3) of Form 10-K and Instruction 3 Item 401(b) of Regulation S-K. The information contained in this Annual Report is, unless indicated to be given as of a specified date or for a specified period, given as of the date of this Report, which is September 30, 1996.

ITEM 1.  BUSINESS.

                                 INTRODUCTION

     LS Capital Corporation f/k/a "Lone Star Casino Corporation" ("Company") was organized to develop, own and operate casinos and related resort facilities. The Company, through Papone's Palace Acquisition Corporation, owns an indirect 75.5% interest in and operates "Papone's Palace" (referred to hereinafter as the "Papone's Palace"), a 6,000 square foot limited stakes casino in Central City, Colorado. Currently, Papone's Palace is the only gaming opportunity in which the Company owns an operating interest. The Company is also considering other business opportunities related directly and indirectly to the gaming industry. See "OTHER BUSINESS OPPORTUNITIES."

     The Company was formed under the laws of the State of Delaware on December 30, 1992 under the name "Lone Star Casino Corporation." Prior to May 3, 1993, the Company was a wholly-owned subsidiary of Viral Testing Systems Corporation ("VTS"), a publicly traded company. The Company became publicly-held through the distribution of its common stock to the stockholders of VTS on May 3, 1993.

     The principal executive offices of the Company are located at 15915 Katy Freeway, Suite 250, Houston, Texas 77094, and its telephone number is (713) 398-5588. The Company has three employees at its corporate headquarters, in addition to those at Papone's Palace. The term "Company" as used herein refers to LS Capital Corporation and its subsidiaries unless the context otherwise requires.

                                  OPERATIONS

                            CENTRAL CITY, COLORADO

GENERAL

     In November 1990, the State of Colorado passed a constitutional amendment allowing the three Colorado cities of Central City, Black Hawk, and Cripple Creek to permit "limited stakes gaming" within their city limits, subjects to the restrictions of the constitutional amendment. In October 1991, the city of Central City approved limited stakes gaming subject to the foregoing restrictions. By law, limited stakes gaming is restricted to a $5.00 maximum bet and to facilities located in commercially zoned districts of a city at which no more than specified percentages of the total square footage of the facility and the square footage of any single floor are used for gaming purposes.

     Papone's Palace Ltd. Liability Company (the "Limited Liability Company") owns and operates Papone's Palace. On November 30, 1992, VTS acquired the right to purchase a 75.5% interest in the Limited Liability Company, subject to the approval of Colorado gaming authorities. VTS subsequently assigned to Papone's Palace Acquisition Corporation, a wholly owned subsidiary of the Company, VTS's rights to purchase the 75.5% interest in the Limited Liability Company. On June 10, 1993, the Colorado gaming authorities approved the transfer of the foregoing interest to the Company, and the consummation of the acquisition of such interest occurred shortly thereafter.

     Papone's Palace is a limited stakes gaming casino situated in a 6,000 square foot, two-story Victorian building, which opened for business on July 1, 1992. Papone's Palace currently has 53 gaming devices and one blackjack table game, all of which have a maximum $5.00 betting limit imposed by the Colorado limited stakes gaming law. Limited food and beverage service is also available. Papone's Palace has no separate parking facilities and access to both Papone's Palace and Central City is limited.

     Since its acquisition in June 1993, Papone's Palace had failed to operate at a profit and had experienced continuing losses. In late 1995, the Company took steps to reduce the costs and expenses relating to Papone's Palace. As a result of these steps, the losses of Papone's Palace were curtailed, and the facility began to operate on a break-even basis. However, the weather in Central City, Colorado and surrounding areas was especially severe during the 1995-1996 winter season, and the volume of patrons to Papone's Palace declined significantly in January 1996. Management believes that this decline resulted from the perception created by the severe weather that travel to Central City had become precarious. In view of the decline in the number of patrons, management decided to close Papone's Palace from February 1, 1996 until such time as more favorable weather could be expected to alleviate the circumstances leading to the decline in patronage. Papone's Palace was reopened on June 12, 1996. No significant operational or staffing problems were experienced in recommencing operations at Papone's Palace. Since reopening, week-to-week comparisons show 1996 revenues approximately 20% below 1995 revenues.

MARKETS AND MARKETING

     Central City is a historic mining town located on the eastern edge of the Rocky Mountains, approximately 40 miles west of the Denver metropolitan area. Limited stakes gaming became the primary industry of Central City after the city legalized gaming in October 1991.

     Papone's Palace targets its customers from the Denver metropolitan area and surrounding communities. Papone's Palace has experienced increased competition from the neighboring community of Black Hawk through which potential patrons must pass to reach Central City. Papone's Palace has also experienced a significant decrease in the revenues during the winter months due to the hazards of winter travel in the Colorado mountains.

     Management has attempted to somewhat mitigate the effects of Black Hawk and winter travel by marketing bus charters to various groups in the Denver Metropolitan area and intends to utilize these charters as the primary means for delivering patrons to Papone's Palace. While management expects an increase in patron visits and revenues will result from the marketing of bus charters, no assurance can be given that such marketing will increase patron visits and revenues or make the operations of Papone's Palace profitable.

REGULATION AND LICENSING

     Because Papone's Palace is a limited stakes gaming facility in Colorado, its ownership and operation are subject to extensive Colorado state and local regulation. Such regulation especially affects the licensing of gaming facilities and their employees. For example, the licenses held by the Company are not transferable, and must be renewed on an annual basis. The Company is currently operating under a license that expires in June 1997. A hearing regarding the renewal of such license for one year is set for a few weeks before the current license expires. Management foresees no problem in having the license renewed, but there can be no assurance that such licensed will be renewed. In addition to the licensing regulations, no interest in a licensee may be alienated in any fashion without the prior approval of the Colorado gaming authorities, except as provided below. In addition, no person or entity may have an interest in more than three retail gaming licenses.

     The Colorado gaming regulations also govern inspection of records and facilities of licensees and persons associated with licensees; seizure of gaming devices for regulatory violations; record retention; minimum operating, security and payoff procedures; regulatory compliance audits; inclusion of certain provisions in the chartering documents of a licensee; and reporting to the Colorado gaming authorities upon the acquisition of certain percentage ownership interests in a licensee by certain persons. Finally, because the Company is a public company, it must comply with specific rules relating to public companies involved in limited gaming.

     As suggested above, the Colorado gaming authorities have the power and authority to pass on the suitability of all persons, places and practices connected with limited stakes gaming, especially licensees and any person having a material relationship to or material involvement with a licensee, such as persons owning an interest in a licensee, persons associated with or employed by such licensees, and creditors of a licensee. In this connection, the burden of suitability is always on the person whose suitability is in question to prove his suitability by clear and convincing evidence. Some persons are automatically deemed unsuitable because of prior violations and convictions. Any person found unsuitable by the Colorado gaming authorities may not hold directly or indirectly the beneficial ownership of any voting security of a publicly traded corporation, and must be removed immediately from any position as a director, officer or employee of such publicly traded corporation.

     Because of the regulations described above and similar regulations in other states, the Twelfth Article of the Company's Certificate of Incorporation contains provisions prohibiting the issuance or transfer of stock except in accordance with applicable gaming laws and regulations of each and every jurisdiction in which the Company engages in the gaming business. The Twelfth Article also requires stockholder determined by a state gaming authority to be unsuitable to sell his stock in the Company to the Company within 60 days after such determination for a purchase price equal to the lesser of the actual purchase price paid by such stockholder or the then current fair market value of the stock, except that if the related stockholder fails to present reasonable proof of the actual purchase price paid by him for his stock, the purchase price shall be the lowest bid price quoted for the stock within the last 12 months (or $.10 per share if there has not been such a bid price) unless the related stockholder transfers his stock to a suitable person within 60 days after the unsuitability determination. Moreover, the Twelfth Article bars a stockholder determined to be unsuitable from the benefits of stock ownership in the Company, including voting and dividend rights, pending such stockholder's sale of his stock.

     While the Company anticipates that the current language of the Twelfth Article will be found to be acceptable in all jurisdictions in which the Company engages in the gaming business, there can be no assurance that future modifications may not be required. Any amendments to the Company's Certificate of Incorporation will require the approval of a majority of its stockholders at that time, and it is uncertain whether such amendments would ultimately by approved by the requisite number of stockholders. The failure of the Company's stockholders to adopt changes to its Certificate of Incorporation as may be mandated by the gaming authorities of jurisdictions in which it transacts business could have a material adverse effect on its business and operations.

     There are specific reporting procedures and approval requirements for transfers of interests and other involvement with publicly traded corporations directly or indirectly involved in limited gaming in the State of Colorado. For example, each public company involved in the gaming business and proposing a public offering of its securities is required to make full disclosure of all material facts relating thereto to the Colorado gaming authorities. Furthermore, each such public company is required to send to the Colorado gaming authorities copies of all material documents filed with the Securities and Exchange Commission as well as other corporate information, including the disposition of the company's securities by an officer, director or controlling person.

     The Colorado gaming authorities and local municipalities also have the power to levy substantial taxes with respect to gaming revenues and with respect to gaming devices. The constitutional amendment legalizing gaming in Colorado gave to the State the power to tax up to forty percent (40%) of the adjusted gross proceeds ("AGP") received by a licensee from limited gaming. The tax rates for the gaming year of October 1, 1995 to September 30, 1996 were, and for the gaming year of October 1, 1996 to September 30, 1997 will be, 2% for AGP up to $2,000,000, 8% for AGP between $2,000,001 to $4,000,000,
15% for AGP between $4,000,001 to $5,000,000, and 18% for AGP $5,000,001 and
over. For the same gaming year, the state gaming device fee was $75 per gaming device for the year. In addition, local monthly device fees, currently at a rate of $105.41 per device, are assessed by Central City.

COMPETITION

     Papone's Palace competes with other limited stakes gaming establishments in Central City, neighboring Black Hawk, Cripple Creek and on Native American reservations in the Southwest part of Colorado. Competition for gaming revenue in Colorado is intense. As a result, the number of Colorado limited stakes gaming establishments has decreased from a peak of 75 in November 1992 to 58 in July 1996. An additional increase in the availability of other gaming opportunities such as local casinos, lotteries and other forms of gaming, particularly in areas close to Papone's Palace, could further adversely affect the financial performance of Papone's Palace. Moreover, while gaming has become more accepted in the United States in recent years, the gaming industry is subject to shifting consumer preferences and perceptions. A dramatic shift in consumer acceptance or interest in gaming could further adversely affect Papone's Palace. Management believes an increasing level of competition will continue to adversely impact the casino's operating results.

SEASONALITY

     Central City is accessible only via a narrow, winding mountain road. Accordingly, inclement weather will have an adverse affect on revenues. Because of unusually severe weather, the Company decided to close Papone's Palace on February 1, 1996. Papone's Palace reopened on June 12, 1996. The Company intends to operate Papone's Palace until September 30, 1996 and close again for the winter of 1996-1997. The Company anticipates that a disproportionate amount of revenues from Papone's Palace will be received during the summer months.

EMPLOYEES

     Papone's Palace employs 29 persons. The employees at Papone's Palace are not covered by a collective bargaining agreement and relations with them are considered to be good.

                        OTHER BUSINESS OPPORTUNITIES

                             CLUTCH GAMES, INC.

     In June 1996, the Company formed Clutch Games, Inc. ("CGI") as a wholly-owned subsidiary. CGI acquired all the rights to a series of card and board games called "Clutch Football", "Clutch Basketball", "Clutch Baseball", "Clutch Soccer" and "Clutch Hockey" from their inventor. CGI also acquired inventory of about 45,000 Clutch Football games from an unaffiliated party. CGI is currently test marketing Clutch Football through direct response television advertisements featuring Joe Theismann, former Notre Dame and Washington Redskins quarterback, as the celebrity host. Initial test results to date have been inconclusive, as the Company buys so-called pre-emptible television time at a very large discount from regular advertising rates, and many of its scheduled appearances have been "pre-empted" by advertisers who pay higher rates. The Company currently intends to continue the tests and to attempt to interest one or more of the shop-at-home networks to test the product. At the present time, it is impossible to predict the success of this Venture.

                           COLLECTIBLE CASINO CHIPS

     Subsequent to the decision to close the Company's Tinian Casino, the Company was advised by the manufacturer of the Company's chips or "cheques" that such chips have a substantial value to collectors. The Company and the manufacturer have agreed to market the chips to collectors through the Internet, magazine advertisements and collector shows. As of this date, chip sales have not been significant. Magazine advertisements for the chips will begin in October 1996. If the Tinian chip sales are successful, the Company may decide to design and market additional chip designs based on historical events in the western Pacific area.

                      DISCONTINUED GAMING OPPORTUNITIES

                                   GENERAL

     From its inception and until shortly after the start of fiscal 1996, the Company had generally adhered to an aggressive policy of pursuing attractive opportunities in the gaming industry. As a consequence of this policy, the Company acquired interests in or control over a number of such opportunities. Early in fiscal 1996, the Company modified this policy, and adopted a policy of focusing more exclusively on the development of the operations of Papone's Palace (the Company's only current operation), while pursuing other gaming opportunities to a much lesser extent. As a result of this new policy, the Company sold, relinquished or divested all of the gaming opportunities in which it owned an interest or over which it had control, other than Papone's Palace. The following is a discussion of the gaming opportunities that the Company has sold, relinquished or divested in fiscal 1996.

                                   TINIAN

     On April 27, 1995, the Company opened its Lone Star Casino (the "Company's Tinian Casino") on the Island of Tinian, in the United States Commonwealth of the Northern Marianas Islands. The Company's Tinian Casino was closed in December 1995 for a variety of seasonal and operational reasons, but was expected to reopen on January 5, 1996. However, the casino's permit to operate in its facility expired on December 31, 1995, and the Company was not able to negotiate an extension of the permit by the time of its expiration. While the casino was closed, the Company tried to renegotiate the terms and requirements of the casino's license due to the burdensome fees that it has had to pay pursuant to such license, which consumed over 80% of revenues during the eight months it was open. When these renegotiations proved unsuccessful, the Company decided in April 1996 that the future prospects of the casino did not warrant the financial risks the fees imposed on the Company and that the casino should not be reopened. The Company has written off its remaining investment in the Tinian Casino as of June 30, 1996.

                             TROPICANA PROPERTY

     On March 3, 1994, a wholly-owned subsidiary of the Company entered into a lease with SW Holding Corp. covering the former Granada Inn located on East Tropicana Avenue, Las Vegas, Nevada (the "Tropicana Property"). Initially, the Company operated a limited menu restaurant, with slot machines installed and operated by a slot route operator, to preserve grandfathered gaming rights at the site until Clark County, Nevada designated the site as a Resort-Hotel based upon arrangements with the lessee of the 310-unit motel on the same parcel. Following that designation, operations were terminated pending the Company's receipt of final licensing approvals from the Nevada gaming authorities. Subsequent to June 30, 1995, the Company sold its interest in a note receivable secured by a third deed of trust on the Tropicana Property at a discount from the outstanding principal amount of the note receivable. The note receivable had a principal balance of $1,250,000 and was sold for $500,000. The Company retained an option to repurchase the note receivable and sold this option to the new purchaser of the note receivable for $100,000 in March 1996. Accordingly, the Company made provision for the loss on the note receivable in the amount of $750,000. The $100,000 option payment was recorded as income in the third quarter of fiscal 1996. In connection with its decision not to pursue gaming in this location, the Company also wrote off its accumulated costs in the project amounting to approximately $719,000. Under the terms of the lease on the property, the landlord was to repay the foregoing amount, and the Company has filed a lien on the property in the amount of $719,000.

                   PROPOSED DESERT INN ROAD CASINO PROPERTY

     A wholly-owned subsidiary of the Company entered into a lease with TPM Financial, Inc., a Nevada corporation ("TPM"), effective October 25, 1994, regarding a building containing approximately 60,000 square feet of unimproved space located on East Desert Inn Road, Las Vegas, Nevada (the "Desert Inn Road Casino Property"). On December 29, 1994, the same wholly-owned subsidiary of the Company entered into a 55-year lease with TPM regarding a 310-room hotel (the "Desert Inn Road Hotel Property") adjacent to the Desert Inn Road Casino Property. Effective April 1, 1995, the Company entered into a short-term sublease agreement with a company to sublease the Desert Inn Road Hotel Property on substantially the same terms governing the Company's lease of such property. In September 1996, TPM was successful in terminating the two leases, citing numerous defaults which resulted in the eviction from the property of the Company and its subtenant. The Company is currently pursuing legal recourse against TPM in this connection. See "LEGAL PROCEEDINGS." The Company's accumulated investment of approximately $522,000 was written off as of June 30, 1995. The wholly-owned subsidiary filed for liquidation pursuant to Chapter 7 of the Bankruptcy Code on August 15, 1996.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

           NAME                AGE            POSITIONS
           ----                ---            ---------
     Paul J. Montle            49            Chairman of the Board and
                                             Chief Executive Officer

     C. Thomas Cutter          56            Director

     Kent E. Lovelace, Jr.     60            Director

     Roger W. Cope             55            Director

     Paul J. Montle has served as the Chairman of the Board and Chief Executive Officer of the Company since 1992. From 1991 to October 15, 1994, Mr. Montle served as President and Chief Executive Officer of Viral Testing Systems Corporation ("VTS"), a distributor of a FDA-licensed AIDS test and other medical diagnostic products, and from 1991 to 1992, he also served as Chairman of the Board of such company. VTS filed for protection under Chapter 11 of the Bankruptcy Code on January 4, 1995. On September 9, 1996, the case was converted to a Chapter 7 proceeding. Since 1987, Mr. Montle has been a Managing Director of Montle International Incorporated, a privately-held merchant banking firm.

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

     Roger W. Cope has served as a Director of the Company since 1993. He now serves as Vice President - Business Development of Lamb Technicon Machining Systems. From January 30, 1993 until January 16, 1996, Mr. Cope served as President of the Company and Manager of Papone's Palace, Ltd. Liability Co. During 1991 and 1992, he served as Director of Strategic Planning for the Applied Technology Division of Litton Systems, Inc., a provider of electronic warfare products to the defense industry. From 1986 to 1991, Mr. Cope served as President of Cope Development Corp., a privately-held consulting firm. He also serves as a Director of Waste Recovery, Inc., a publicly-held corporation engaged in specialized resource recovery.

     Each officer holds office until the first meeting of the Board of Directors following the annual meeting of stockholders and until his successor shall have been duly elected and qualified, or until he shall have resigned or been removed as provided by the By-Laws. There are no understandings or agreements relating to any person's service or prospective service as an executive officer of the Company. No family relationship exists between any of the above listed executive officers or between any such executive officer and any Director of the Company.

ITEM 2.  PROPERTIES

     The following table sets forth information regarding the Company's properties:

                                                               ANNUAL RENTALS
                                                                  IF LEASED
LOCATION             USE                 OWN/LEASE   SQ. FT.      (IN 000'S)
- -------_             ---                 ---------   -------   --------------
Central City, CO     Casino (Papone's)     Owned      6,000          N/A
Houston, TX          Executive Offices     Lease      1,600         $ 14

     The Company's gaming operation in Central City, Colorado is owned by Papone's Palace Ltd. Liability Company, which is a 75.5% owned subsidiary of Papone's Palace Acquisition Corporation, a wholly owned subsidiary of the Company.

ITEM 3.  LEGAL PROCEEDINGS

     The Company currently is a plaintiff in litigation in the 281st Judicial District of Harris County, Texas entitled Lone Star Casino Corporation and Hallmark Trading Co. Ltd. v. Cambridge Financial Corporation, Leslie S. Greyling, Daniel M. Boyar, Claude Kirk, Jose Esquivel, Thomas Mahood, Jorge Galvez, Gregory Martini, Aspen Marine Group, Inc., Ella Boutwell Chestnut, Steven T. Dorrough, George D. Fowler, Paul A. Herman, C. Randolph Coleman, Robert J. Baker, Joseph C.F. Chow, and Corporate Stock Transfer, Inc.," (Civil Action No. 93-041789), which seeks damages for the non-payment of a $500,000 promissory note and for the loss of profits arising out of the non-payment of other consideration and for damages caused by fraud and other claims. In January 1994, the Company received a judgment in an amount exceeding $2.3 million plus post-judgment interest against Cambridge Financial Corporation, Leslie S. Greyling and Daniel M. Boyar. The Company is currently attempting to collect this judgment. The remaining defendants are Claude Kirk, Jose Esquivel and Jorge Galvez, against whom the Company is trying to obtain a summary judgment.

     Papone's Palace Ltd. Liability Company was named as one of the defendants in an Amended Complaint filed in January 1994 on behalf of Earl Neudecker, a 24.5% owner of the Company. The case was filed in Jefferson County, Colorado, Colorado District Court Case No. 93CV775, Division TW. That
Amended Complaint was dismissed and the case was refiled a third time by the plaintiff with a Second Amended Complaint. The allegations primarily involve acts or omissions of management and owners prior to June 10, 1993, the date the Colorado Commission approved Papone s Palace Acquisition Corporation as a new owner. A trial for this case was originally set for December 2, 1996. However, after receipt of the opinion of the Company's expert, counsel for the plaintiff requested and was granted an indefinite continuance of the case on the basis that he was not ready for the trial.

     The Company is a defendant in litigation in the Supreme Court of the State of New York, County of New York, entitled Nemsa Establishment, S.A. v. Viral Testing Systems Corporation et al." (Index No. 94112917), and in the U.S. District Court for the District of Delaware, entitled Truman L. Susman
v. Viral Testing Systems Corporation, et al. (C.A. No. 94-210). Viral Testing Systems Corporation ("VTS"), a company currently in a Chapter 7 proceeding under the federal Bankruptcy Code, is the principal defendant in these proceedings. VTS recently received a favorable partial jury verdict in the Susman litigation. The Company believes that it was named as a defendant in these proceedings merely by virtue of its prior ownership by VTS. Neither of the plaintiffs in these proceedings has asserted any specific claim against the Company, and neither has directed any discovery to the Company. The Company believes these suits to be without merit and intends to defend vigorously itself against these lawsuits.

     On December 14, 1994, the Company filed a lawsuit in Harris County, Texas against Full House Resorts, Inc. ("Full House"), Allen E. Paulson, Donaldson, Lufkin & Jenrette Securities Corporation and My Dang to enforce the terms of a preliminary agreement executed on September 8, 1994 between the Company and Full House to jointly acquire and relocate the Palace Casino to the Company's site in Biloxi, Mississippi. On December 16, 1994, Full House filed a lawsuit in Mississippi seeking a declaratory judgment against the Company regarding the same preliminary agreement. On January 24, 1995, the Company counterclaimed in the Mississippi suit restating essentially all of the claims against the defendants in the Texas suit. By agreement of the parties, the suit in Texas was non-suited so that the litigation would continue in Mississippi. Discovery was taken in late 1995, and the defendants filed various motions for summary judgement. In February 1996, the Company allowed both of its counsel to withdraw without substituting new counsel, pending entry of a new scheduling order to accommodate the Company's new counsel. The judge refused to issue a new scheduling order to allow the Company's new counsel to prepare, thus leaving the Company without the benefit of counsel. The judge scheduled a hearing on the defendants' motions for summary judgement on March 15, 1996, at a time when the Company's only corporate officer who could appear PRO SE on behalf of the Company was to be in Delaware attending another trial. Despite affidavits submitted to the judge affirming the foregoing absence, the judge granted the defendants' motion because the Company was not represented at the hearing. The Company's new counsel immediately filed an appearance and notice of appeal with the Mississippi Supreme Court, which will probably not be decided until 1997.
The Company presently intends to continue to pursue this litigation. The Company has recently been advised by its attorneys in this lawsuit that there was a great likelihood of a favorable outcome in the appeal, although the Company is not now in a position to predict with certainty its prevailing on appeal or any subsequent trial on the merits.

     The Company is a defendant in a lawsuit filed by TPM Financial, Inc. ("TPM"), the landlord of the Company's previously leased Desert Inn Road properties from which the Company and its subtenant were evicted in September 1995 after the subtenant defaulted on its payments to the Company which in turn defaulted on their payments to the TPM. TPM is seeking a judgement against the Company for rents owed of approximately $325,000. Also, the subtenant filed a counter-claim against the Company citing misrepresentation of certain facts concerning the property, the Company's inability to perform as landlord, breach of the sublease, breach of implied covenant of good faith and fair dealing, and fraud. The Company filed a counter-claim claiming that TPM conspired with their subtenant to make reduced payments and eventually stop making payments under the sublease thereby causing the Company to default under the lease with TPM. The litigation is in the discovery phase. The Company is also seeking damages from its subtenant. The subtenant has offered to settle with TPM for approximately $35,000. The Company expects that a settlement is likely to be reached with TPM and the subtenant. The Company intends to aggressively pursue its claims against both TPM and the subtenant if the Company is unable to reach a settlement on terms satisfactory to it.

     The Company is a defendant in a lawsuit filed by Mississippi Ventures II ("MVII") on August 7, 1995 regarding a proposed joint venture between the Company and MVII. The Company had a lease on certain property located in Mississippi and had intended on developing a casino site with MVII. MVII had required that the lease be amended in order to provide for a joint venture and MVII agreed to place $100,000 in an escrow account to be used for rents owed. Before the lease was amended and the escrow deposit released to the landlord, the Mississippi Supreme Court declared the original leased site as not a legal casino site. The $100,000 has been released to the Company, and the Company is retaining the $100,000 on the basis that MVII interfered with the negotiation of the amended lease and its timely execution. MVII has alleged breach of the implied covenant of good faith and fair dealing, and breach of fiduciary duty. The Company has denied all causes actions. The Company is involved in settlement discussions with MVII. However, the outcome of these discussions and the lawsuit is not now determinable. The Company intends to defend vigorously the case if the Company is unable to reach a settlement on terms satisfactory to it.

     The Company is a defendant in a lawsuit filed by GFL Ultra Fund, Ltd. on February 14, 1996 regarding the Company's alleged refusal to convert certain shares of preferred stock in the Company owned by Ultra into shares of Common Stock. The plaintiffs in this cause are seeking specific performance of the Company's alleged obligation to convert such stock and a monetary recovery of an unspecified amount representing any losses suffered by them as a result of the alleged wrongful refusal to convert. The Company has denied all causes actions and believes that it has meritorious affirmative defenses. The suit is in preliminary stages and the final outcome is not determinable; however, the Company intends to defend vigorously the case. The Company has filed motions to dismiss this lawsuit for lack of jurisdiction, improper venue and failure to state a claim upon which relief can be granted. After these motions were filed, GFL Ultra Fund, Ltd. consented to move the venue of the lawsuit to Texas. The parties have agreed to mediate their dispute by April 1997. The outcome of the mediation is not determinable at this time. The Company intends to defend vigorously the case if the Company is unable to reach a settlement on terms satisfactory to it during the course of the mediation or otherwise.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On June 17, 1996, the Company held a special meeting of its stockholders for purposes of considering and acting upon three proposals. Each of the proposals was approved by the Company's stockholders. The first of these proposals authorized the change of the Company's corporate name to "LS Capital Corporation" (the "Name Change"). The second of these proposals authorized a 1-for-25 reverse stock split of the Company's common stock (the "Reverse Stock Split"). The third of these proposals authorized issuances of the Company's common stock, in the discretion of the Board of Directors of the Company, to creditors of the Company (including officers and directors of the Company) in satisfaction of amounts owed by the Company (the "Discretionary Issuances"). The following table sets forth certain information about the voting on the three proposals.

                             VOTES       VOTES      VOTES                    BROKER
                              FOR       AGAINST    WITHHELD   ABSTENTIONS   NONVOTES
                          ----------   ---------   --------   -----------   ---------
Name Change               35,878,159   1,501,608                85,242

Reverse Stock Split       34,259,500   2,012,800                65,962      1,126,740

Discretionary Issuances   11,363,958   2,418,262               772,370     22,910,419

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The Company's common stock is traded on the OTC Bulletin Board under the symbol "LONE". As of September 25, 1996, the Company had 1,668 holders of record. Presented below are the high and low closing bid prices of the Company's common stock for the two years ended June 30, 1996.

                                        HIGH           LOW
                                       ------         ------
Fiscal year ended June 30, 1995:

     First Quarter                     $3.500         $1.250
     Second Quarter                     1.500          0.563
     Third Quarter                      1.113          0.406
     Fourth Quarter                     1.313          0.469

Fiscal year ended June 30, 1996:

     First Quarter                     $0.563         $0.250
     Second Quarter                     0.250          0.100
     Third Quarter                      0.150          0.015
     Fourth Quarter                     0.380          0.015

     The Company has never paid cash dividends, and has no intentions of paying cash dividends in the foreseeable future. Certain of the Company's agreements governing its debt restrict the ability of the Company to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

     Because of the unavailability of certain accounting records pertaining to the Company's former Tinian Casino, which records were in transit from such casino on the date that this Annual

Report was filed with the Securities and Exchange Commission, the examination of the Company's consolidated financial statements for fiscal 1996 was not completed by the date by which this report was required to be filed with the Securities and Exchange Commission. A Form 12b-25 with respect to this and certain other portions of the Annual Report will be filed with the Securities and Exchange Commission in connection with the filing of this Annual Report. The Form 12b-25 should have the effect of extending the filing date for the portions of this Annual Report covered thereby until October 15, 1996, by which time the Company expects to have filed, by means of an amendment to this Annual Report, the information required by this Item and the materials required by the other Items covered by the Form 12b-25. In the interim, information required by this Item with respect to the Company's 1995 and 1994 fiscal years and the stub-year ended June 30, 1993 can be obtained by a review of the Company's 1995 Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Because of the unavailability of certain accounting records pertaining to the Company's former Tinian Casino, which records were in transit from such casino on the date that this Annual Report was filed with the Securities and Exchange Commission, the examination of the Company's consolidated financial statements for fiscal 1996 was not completed by the date by which this report was required to be filed with the Securities and Exchange Commission. A Form 12b-25 with respect to this and certain other portions of the Annual Report will be filed with the Securities and Exchange Commission in connection with the filing of this Annual Report. The Form 12b-25 should have the effect of extending the filing date for the portions of this Annual Report covered thereby until October 15, 1996, by which time the Company expects to have filed, by means of an amendment to this Annual Report, the discussion required by this Item and the materials required by the other Items covered by the Form 12b-25. In the interim, the discussion required by this Item with respect to the Company's 1995 and 1994 fiscal years and the stub-year ended June 30, 1993 can be obtained by a review of the Company's 1995 Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Because of the unavailability of certain accounting records pertaining to the Company's former Tinian Casino, which records were in transit from such casino on the date that this Annual Report was filed with the Securities and Exchange Commission, the examination of the Company's consolidated financial statements for fiscal 1996 was not completed by the date by which this report was required to be filed with the Securities and Exchange Commission. A Form 12b-25 with respect to this and certain other portions of the Annual Report will be filed with the Securities and Exchange Commission in connection with the filing of this Annual Report. The Form 12b-25 should have the effect of extending the filing date for the portions of this Annual Report covered thereby until October 15, 1996, by which time the Company expects to have filed, by means of an amendment to this Annual Report, the financial statements required by this Item and the materials required by the other Items covered by the Form 12b-25. In the interim, the financial statements required by this Item with respect to the Company's 1995 and 1994 fiscal years and the stub-year ended June 30, 1993 can be obtained by a review of the Company's 1995 Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On September 3, 1996, the Company engaged Malone & Bailey, PLLC, independent certified public accountants, Houston, Texas, as its auditors for the fiscal year ended June 30, 1996.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is set forth under the captions "Election of Directors -- Information Concerning the Nominees" and "-- Directors and Executive Officers" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is set forth under the captions "Election of Directors -- Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is set forth under the caption "Certain Transactions" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

                                       PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

1.  Exhibits:

    The following exhibits are filed with this Annual Report or are incorporated herein by reference:

EXHIBIT
NUMBER            DESCRIPTION
- -------           -----------

4.01      Certificate of Incorporation of the Company filed December 30,
          1992 is incorporated herein by reference from the Company's
          (SEC File No. 33-57998-D) Form SB-2 Registration Statement filed April 29, 1993, Item 27(a), Exhibit 3.1.
4.02 Bylaws of the Company are incorporated herein by reference from the Company's (SEC File No. 33-57998-D) Form SB-2 Registration Statement filed April 29, 1993, Item 27(a), Exhibit 3.2.
4.03 Certificate of Amendment of Certificate of Incorporation of the Company is incorporated herein by reference from the Company's
          (SEC File No. 33-57998-D) Form SB-2 Registration Statement filed April 29, 1993, Item 27(a), Exhibit 3.5.
4.04      Amendment to Certificate of Incorporation filed February 2,
          1995 is incorporated herein by reference from the Company's
          (SEC File No. 0-21566) Report on Form 10-Q for the period ended December 31, 1994, Item 6, Exhibit 3.01
4.05      Certificate of Designation, Preferences, Rights and Limitations of
          12% Senior Convertible Preferred Stock of the Company filed January 25, 1993, is incorporated herein by reference from the Company's
          (SEC File No. 33-57998-D) Form SB-2 Registration Statement filed
          April 29,  Item 27(a), Exhibit 4.1.
4.06 Certificate of Amendment of Certificate of Incorporation of the Company filed June 26, 1996.
10.01 Assignment Agreement dated as of December 31, 1992 between Papone's Palace Acquisition Corporation and the Company is incorporated herein by reference from the Company's (SEC File No. 33-57998-D)
          Form SB-2 Registration Statement filed April 29, 1993, Item 27(a),
          Exhibit 10.1.
10.02     Purchase Agreement dated effective November 30, 1992 between
          American Pacific Management Corporation and George B. Hill and
          Dolores J. Hill, Trustees of the Hill Family Trust and Papone's
          Palace Ltd. Liability Company is incorporated herein by reference from the Company's (SEC File No. 33-57998-D) Form SB-2 Registration Statement filed April 29, 1993, Item 27(a), Exhibit 10.4.
10.03 Letter Agreement dated November 30, 1992 between American Pacific Management Corporation and Randall Gose is incorporated herein by reference from the Company's (SEC File No. 33-57998-D) Form SB-2 Registration Statement filed April 29, 1993, Item 27(a), Exhibit 10.5.

10.04 Lease and Option dated November 30, 1992 between George B. Hill and Dolores J. Hill and American Pacific Management Corporation is incorporated herein by reference from the Company's (SEC File No. 33-57998-D) Form SB-2 Registration Statement filed April 29, 1993,
          Item 27(a), Exhibit 10.6.
10.05 The Company's 1993 Stock Option Plan is incorporated herein by reference from the Company's (SEC File No. 33-57998-D ) Form SB-2 Registration Statement filed April 29, 1993, Item 27(a), Exhibit 10.8.
10.06 Amendment to the Company 1993 Stock Option Plan is incorporated herein by reference from the Company's (SEC File No. 0-21566)
          Report on Form 10-Q for the period ended September 30, 1994, Item
          6, Exhibit 10.8.
10.07 Operating Agreement of Papone's Palace is incorporated herein by reference from the Company's (SEC File No. 33-57998-D ) Form SB-2 Registration Statement filed April 29, 1993, Item 27(a), Exhibit 10.9.
10.08     Settlement Agreement dated March 15, 1993 by and among the Hill
          Family Trust, George B. Hill and Dolores J. Hill, Co-Trustess,
          George B. Hill, individually, Timothy B. Hill, individually,
          American Pacific Management Corporation, Papone's Palace
          Acquisition Corporation, Viral Testing Systems Corporation, the Company, Paul J. Montle and Paul V. Culotta is incorporated herein by reference from the Company's (SEC File No. 33-57998-D) Form SB-2 Registration Statement filed April 29, 1993, Item 27(a), Exhibit 10.10.
10.09 Assignment Agreement dated as of December 31, 1992 between Papone's Palace Acquisition Corporation and the Company is incorporated herein by reference from the Company's (SEC File No. 33-57998-D)
          Form SB-2 Registration Statement filed April 29, 1993, Item 27(a),
          Exhibit 10.12.
10.10 Letter from the State of Colorado regarding the transfer of ownership to Papone's Palace Acquisition Corporation is incorporated herein by reference from the Company's (SEC File No. 0-21566) Current Report on Form 8-K dated June 10, 1993, Item 7, Exhibit (a).
10.11 Promissory Note in the principal amount of $500,000 dated as of June 10, 1993 in favor of Randal Gose is incorporated herein by reference from the Company's (SEC File No. 0-21566) Annual Report on Form 10-K for the year ended June 30, 1993, Part IV, Item
          14(c), Exhibit 10.16.
10.12 Promissory Note in the principal amount $500,000 executed by First Response Medical, Inc. in favor of the Company is incorporated herein by reference from the Company's (SEC File No. 0-21566)
          Current Report on Form 8-K dated June 3, 1993, Item 7, Exhibit 10.1.
10.13 Pledge Agreement made and entered into as of May 4, 1993 between First Response Medical, Inc. and the Company is incorporated herein by reference from the Company's (SEC File No. 0-21566) Current
          Report on Form 8-K dated June 3, 1993, Item 7, Exhibit 10.2.
10.14 Bailment and Agency Agreement entered into as of May 4, 1993 between First Response Medical, Inc., the Company, Pullman & Comley
          & Allan H. Carlin is incorporated herein by reference from the Company's (SEC File No. 0-21566) Current Report on Form 8-K dated
          June 3, 1993, Item 7, Exhibit 10.3.
10.15 Restructuring and Amendment Agreement dated September 9, 1993 by and among the Hill Family Trust, George B. Hill, Trustee, American Pacific Management Corporation and the Company is incorporated herein by reference from the Company's (SEC File No. 0-21566)
          Annual Report on Form 10-K for year ended June 30, 1993, Part IV,
          Item 14(c), Exhibit 10.22.

10.16 Agreement dated November 24, 1993 by Coronet Company, Inc. to the Company is incorporated herein by reference from the Company's (SEC File No. 0-21566) Annual Report on Form 10-K for the year ended June 30, 1994, Part IV, Item 14(c), Exhibit 10.30.
10.17 Lease dated October 20, 1994 between Lone Star Casino Corporation of Nevada, a Nevada corporation, and TPM Financial, Inc. is incorporated herein by reference from the Company's (SEC File No. 0-21566) Report on Form 10-Q for the period ended September 30, 1994, Item 6, Exhibit 10.34.
10.18 Amendment Number One to Casino Lease dated February 3, 1995, between TPM Financial, Inc. and Lone Star Corporation of Nevada is incorporated herein by reference from the Company's (SEC File No. 0-21566) Report on Form 10-Q for the period ended December 31, 1994, Item 6, Exhibit 10.01.
10.19 Amendment No. 2 to the the Company 1993 Stock Option Plan is incorporated herein by reference from the Company's (SEC File No. 0-21566) Report on Form 10-Q for the period ended December 31, 1994, Item 6, Exhibit 10.02.
10.20 Amendment No. 3 to the the Company 1993 Stock Option Plan is incorporated herein by reference from the Company's (SEC File No. 0-21566) Report on Form 10-Q for the period ended December 31, 1994, Item 6, Exhibit 10.03.
10.21 Amendment Number One to Lease Agreement dated February 3, 1995, between TPM Financial, Inc. and Lone Star Casino Corporation of Nevada is incorporated herein by reference from the Company's (SEC File No. 0-21566) Report on Form 10-Q for the period ended December 31, 1994, Item 6, Exhibit 10.04.
10.22 The Company, Papone's Palace Acquisition Corporation and Papone's Palace Ltd. Liability Company Secured Convertible Senior Debenture Due January 1, 1995 Debenture No. 1 dated October 5, 1994 in the original principal amount of $1,000,000 is incorporated herein by reference from the Company's (SEC File No. 0-21566) Report on Form 10-Q for the period ended December 3, 1994, Item 6, Exhibit 10.05.
10.23 The Company's 1994 Employee Stock Purchase Plan is incorporated herein by reference from the Company's (SEC File No. 0-21566) Report on Form 10-Q for the period ended December 3, 1994, Item 6,
          Exhibit 10.06.
10.24 The Company's Capital Accumulation Plan is incorporated herein by reference from the Company's (SEC File No. 0-21566) Report on Form 10-Q for the period ended December 31, 1994, Item 6, Exhibit 10.07.
10.25 The Company's 1994 Stock Option Plan for Non-Employee Directors is incorporated herein by reference from the Company's (SEC File No. 0-21566) Report on Form 10-Q for the period ended December 31, 1994, Item 6, Exhibit 10.08.
10.26 The Company's 1994 Consultant Compensation Plan is incorporated herein by reference from the Company's (SEC File No. 0-21566) Report on Form 10-Q for the period ended December 31, 1994, Item 6,
          Exhibit 10.09.
10.27 Amendment Number Two to Lease Agreement dated December 29, 1994 between Lone Star Casino Corporation of Nevada and TPM Financial, Inc. is incorporated herein by reference from the Company's (SEC File No. 0-21566) Report on Form 10-Q for the period ended March 31, 1995, Item 6, Exhibit 10.01.
10.28 Amendment Number One to the Company Papone's Palace Acquisition Corporation and Papone's Palace Ltd. Liability Company Secured Convertible Senior Debenture Due January 1, 1995 Debenture No. 1 is incorporated herein by reference from the Company's (SEC File

          No. 0-21566) Report on Form 10-Q for the period ended March 31, 1995, Item 6, Exhibit 10.02.
10.29 Sub-Lease Agreement dated March 21, 1995 between the Company and AirTel, Ltd. is incorporated herein by reference from the Company's (SEC File No. 0-21566) Report on Form 10-Q for the period ended March 31, 1995, Item 6, Exhibit 10.03.
10.30 The Company's 1996 Consultant Compensation Plan is incorporated herein by reference from the Company's (SEC File No. 333-01158) Registration Statement on Form S-8 filed February 8, 1996, Exhibit 4.2.
10.31 Settlement Agreement dated August 5, 1996 by and among the Company, Les Alexander, Papone's Palace Acquisition Corporation and Papone's Palace Ltd., Liability Co.
10.32 Absolute Assignment of Membership Interest dated August 20, 1996 executed by the Company in favor of Les Alexander.
21.01     Subsidiaries of Registrant.
25.01     Power of Attorney (included on the signature page hereto).

(b)       Reports on Form 8-K

          The Registrant filed a report on Form 8-K dated April 4, 1996, amended April 18, 1996, reporting on the resignation of KPMG Peat Marwick LLP, as the Registrant's independent accountants.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LS Capital Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   September 30, 1996      LS Capital Corporation
                                 (Registrant)

                             By: /s/ Paul J. Montle
                                 ------------------------------
                                 Paul J. Montle,
                                 Chief Executive Officer
                                 (Principal Executive Officer,
                                 Principal Financial Officer and
                                 Principal Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         NAME                 TITLE                    DATE


/s/ Paul J. Montle          Chairman of              September 30, 1996
- -------------------------    the Board
Paul J. Montle


/s/ Roger W. Cope                                    September 30, 1996
- -------------------------   Director
Roger W. Cope

/s/ C. Thomas Cutter                                 September 30, 1996
- -------------------------   Director
C. Thomas Cutter

/s/ Kent E. Lovelace, JR.                            September 30, 1996
- -------------------------   Director
Kent E. Lovelace, Jr.

                                EXHIBITS INDEX

EXHIBIT                                                               SEQUENTIAL
NUMBER    DESCRIPTION                                                PAGE NUMBER
- -------   -----------                                                -----------

4.01      Certificate of Incorporation of the Company filed
          December 30, 1992 is incorporated herein by reference
          from the Company's (SEC File No. 33-57998-D) Form SB-2
          Registration Statement filed April 29, 1993, Item 27(a),
          Exhibit 3.1.
4.02      Bylaws of the Company are incorporated herein by
          reference from the Company's (SEC File No. 33-57998-D)
          Form SB-2 Registration Statement filed April 29, 1993,
          Item 27(a), Exhibit 3.2.
4.03      Certificate of Amendment of Certificate of Incorporation
          of the Company is incorporated herein by reference from
          the Company's (SEC File No. 33-57998-D) Form SB-2
          Registration Statement filed April 29, 1993, Item 27(a),
          Exhibit 3.5.
4.04      Amendment to Certificate of Incorporation filed February
          2, 1995 is incorporated herein by reference from the
          Company's (SEC File No. 0-21566) Report on Form 10-Q for
          the period ended December 31, 1994, Item 6, Exhibit 3.01
4.05      Certificate of Designation, Preferences, Rights and
          Limitations of 12% Senior Convertible Preferred Stock of
          the Company filed January 25, 1993, is incorporated
          herein by reference from the Company's (SEC File No.
          33-57998-D) Form SB-2 Registration Statement filed April
          29,  Item 27(a), Exhibit 4.1.
4.06      Certificate of Amendment of Certificate of Incorporation
          of the Company filed June 26, 1996.                              25
10.01 Assignment Agreement dated as of December 31, 1992 between Papone's Palace Acquisition Corporation and the
          Company is incorporated herein by reference from the Company's (SEC File No. 33-57998-D) Form SB-2
          Registration Statement filed April 29, 1993, Item 27(a),
          Exhibit 10.1.
10.02 Purchase Agreement dated effective November 30, 1992 between American Pacific Management Corporation and
          George B. Hill and Dolores J. Hill, Trustees of the Hill
          Family Trust and Papone's Palace Ltd. Liability Company is incorporated herein by reference from the Company's
          (SEC File No. 33-57998-D) Form SB-2 Registration
          Statement filed April 29, 1993, Item 27(a), Exhibit 10.4.
10.03     Letter Agreement dated November 30, 1992 between American
          Pacific Management Corporation and Randall Gose is incorporated herein by reference from the Company's (SEC
          File No. 33-57998-D) Form SB-2 Registration Statement filed April 29, 1993, Item 27(a), Exhibit 10.5.
10.04     Lease and Option dated November 30, 1992 between George
          B. Hill and Dolores J. Hill and American Pacific
          Management Corporation is incorporated herein by reference from the Company's (SEC File No. 33-57998-D)
          Form SB-2 Registration Statement filed April 29, 1993,
          Item 27(a), Exhibit 10.6.

10.05 The Company's 1993 Stock Option Plan is incorporated herein by reference from the Company's (SEC File No. 33-57998-D ) Form SB-2 Registration Statement filed April 29, 1993, Item 27(a), Exhibit 10.8.
10.06 Amendment to the Company 1993 Stock Option Plan is incorporated herein by reference from the Company's (SEC File No. 0-21566) Report on Form 10-Q for the period ended September 30, 1994, Item 6, Exhibit 10.8.
10.07 Operating Agreement of Papone's Palace is incorporated herein by reference from the Company's (SEC File No. 33-57998-D ) Form SB-2 Registration Statement filed April 29, 1993, Item 27(a), Exhibit 10.9.
10.08 Settlement Agreement dated March 15, 1993 by and among the Hill Family Trust, George B. Hill and Dolores J. Hill, Co-Trustess, George B. Hill, individually, Timothy
          B. Hill, individually, American Pacific Management Corporation, Papone's Palace Acquisition Corporation, Viral Testing Systems Corporation, the Company, Paul J. Montle and Paul V. Culotta is incorporated herein by reference from the Company's (SEC File No. 33-57998-D) Form SB-2 Registration Statement filed April 29, 1993,
          Item 27(a), Exhibit 10.10.
10.09 Assignment Agreement dated as of December 31, 1992 between Papone's Palace Acquisition Corporation and the Company is incorporated herein by reference from the Company's (SEC File No. 33-57998-D ) Form SB-2 Registration Statement filed April 29, 1993, Item 27(a),
          Exhibit 10.12.
10.10 Letter from the State of Colorado regarding the transfer of ownership to Papone's Palace Acquisition Corporation is incorporated herein by reference from the Company's (SEC File No. 0-21566) Current Report on Form 8-K dated June 10, 1993, Item 7, Exhibit (a).
10.11 Promissory Note in the principal amount of $500,000 dated as of June 10, 1993 in favor of Randal Gose is incorporated herein by reference from the Company's (SEC File No. 0-21566) Annual Report on Form 10-K for the year ended June 30, 1993, Part IV, Item 14(c), Exhibit 10.16.
10.12 Promissory Note in the principal amount $500,000 executed by First Response Medical, Inc. in favor of the Company is incorporated herein by reference from the Company's (SEC File No. 0-21566) Current Report on Form 8-K dated June 3, 1993, Item 7, Exhibit 10.1.
10.13 Pledge Agreement made and entered into as of May 4, 1993 between First Response Medical, Inc. and the Company is incorporated herein by reference from the Company's (SEC File No. 0-21566) Current Report on Form 8-K dated June 3, 1993, Item 7, Exhibit 10.2.
10.14 Bailment and Agency Agreement entered into as of May 4, 1993 between First Response Medical, Inc., the Company, Pullman & Comley & Allan H. Carlin is incorporated herein by reference from the Company's (SEC File No. 0-21566) Current Report on Form 8-K dated June 3, 1993, Item 7,
          Exhibit 10.3.
10.15 Restructuring and Amendment Agreement dated September 9, 1993 by and among the Hill Family Trust, George B. Hill, Trustee, American

          Pacific Management Corporation and the Company is incorporated herein by reference from the Company's (SEC File No. 0-21566) Annual Report on Form 10-K for year ended June 30, 1993, Part IV, Item 14(c), Exhibit 10.22.
10.16 Agreement dated November 24, 1993 by Coronet Company, Inc. to the Company is incorporated herein by reference from the Company's (SEC File No. 0-21566) Annual Report on Form 10-K for the year ended June 30, 1994, Part IV,
          Item 14(c), Exhibit 10.30.
10.17 Lease dated October 20, 1994 between Lone Star Casino Corporation of Nevada, a Nevada corporation, and TPM Financial, Inc. is incorporated herein by reference from the Company's (SEC File No. 0-21566) Report on Form 10-Q for the period ended September 30, 1994, Item 6, Exhibit 10.34.
10.18 Amendment Number One to Casino Lease dated February 3, 1995, between TPM Financial, Inc. and Lone Star Corporation of Nevada is incorporated herein by reference from the Company's (SEC File No. 0-21566) Report on Form 10-Q for the period ended December 31, 1994, Item 6,
          Exhibit 10.01.
10.19 Amendment No. 2 to the the Company 1993 Stock Option Plan is incorporated herein by reference from the Company's (SEC File No. 0-21566) Report on Form 10-Q for the period ended December 31, 1994, Item 6, Exhibit 10.02.
10.20 Amendment No. 3 to the the Company 1993 Stock Option Plan is incorporated herein by reference from the Company's (SEC File No. 0-21566) Report on Form 10-Q for the period ended December 31, 1994, Item 6, Exhibit 10.03.
10.21 Amendment Number One to Lease Agreement dated February 3, 1995, between TPM Financial, Inc. and Lone Star Casino Corporation of Nevada is incorporated herein by reference from the Company's (SEC File No. 0-21566) Report on Form 10-Q for the period ended December 31, 1994, Item 6,
          Exhibit 10.04.
10.22 The Company, Papone's Palace Acquisition Corporation and Papone's Palace Ltd. Liability Company Secured Convertible Senior Debenture Due January 1, 1995 Debenture No. 1 dated October 5, 1994 in the original principal amount of $1,000,000 is incorporated herein by reference from the Company's (SEC File No. 0-21566) Report on Form 10-Q for the period ended December 3, 1994, Item 6, Exhibit 10.05.
10.23 The Company's 1994 Employee Stock Purchase Plan is incorporated herein by reference from the Company's (SEC File No. 0-21566) Report on Form 10-Q for the period ended December 3, 1994, Item 6, Exhibit 10.06.
10.24 The Company's Capital Accumulation Plan is incorporated herein by reference from the Company's (SEC File No. 0-21566) Report on Form 10-Q for the period ended December 31, 1994, Item 6, Exhibit 10.07.
10.25 The Company's 1994 Stock Option Plan for Non-Employee Directors is incorporated herein by reference from the Company's (SEC File No.

          0-21566) Report on Form 10-Q for the period ended
          December 31, 1994, Item 6, Exhibit 10.08.
10.26     The Company's 1994 Consultant Compensation Plan is
          incorporated herein by reference from the Company's (SEC
          File No. 0-21566) Report on Form 10-Q for the period
          ended December 31, 1994, Item 6, Exhibit 10.09.
10.27     Amendment Number Two to Lease Agreement dated December
          29, 1994 between Lone Star Casino Corporation of Nevada
          and TPM Financial, Inc. is incorporated herein by
          reference from the Company's (SEC File No. 0-21566)
          Report on Form 10-Q for the period ended March 31, 1995,
          Item 6, Exhibit 10.01.
10.28     Amendment Number One to the Company Papone's Palace
          Acquisition Corporation and Papone's Palace Ltd.
          Liability Company Secured Convertible Senior Debenture
          Due January 1, 1995 Debenture No. 1 is incorporated
          herein by reference from the Company's (SEC File No.
          0-21566) Report on Form 10-Q for the period ended March
          31, 1995, Item 6, Exhibit 10.02.
10.29     Sub-Lease Agreement dated March 21, 1995 between the
          Company and AirTel, Ltd. is incorporated herein by
          reference from the Company's (SEC File No. 0-21566)
          Report on Form 10-Q for the period ended March 31, 1995,
          Item 6, Exhibit 10.03.
10.30     The Company's 1996 Consultant Compensation Plan is
          incorporated herein by reference from the Company's (SEC
          File No. 333-01158) Registration Statement on Form S-8
          filed February 8, 1996, Exhibit 4.2.
10.31     Settlement Agreement dated August 5, 1996 by and among
          the Company, Les Alexander, Papone's Palace Acquisition
          Corporation and Papone's Palace Ltd., Liability Co.              27
10.32     Absolute Assignment of Membership Interest dated August
          20, 1996 executed by the Company in favor of Les
          Alexander.                                                       44
21.01     Subsidiaries of Registrant.                                      47
25.01     Power of Attorney (included on the signature page hereto).