Form 10-Q
period 1996-09-30
LS CAPITAL CORP
filed 1996-11-14
CIK 897545

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington,  D.C.  20549

                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended:  September 30, 1996

           or

           [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from _______ to _________

           Commission file number:       0-21566

                          LS CAPITAL CORPORATION
                    f/k/a "Lone Star Casino Corporation"
           (Exact name of registrant as specified in its charter)

                Delaware                                  84-1219819
               (State or other jurisdiction of         (I.R.S. Employer
               incorporation or organization)          Identification No.)

                15915 Katy Freeway, Suite 250, Houston, Texas  77094
                 (Address of principal executive officer)    (Zip Code)

                             Lone Star Casino Corporation
                               One Riverway, Suite 2550
                                 Houston, Texas 77056
           (Former name, address and fiscal year, if changed since last report)

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
           Yes __   No  X

           APPLICABLE ONLY TO CORPORATE ISSUERS

           The number of shares of common stock, $0.01 par value, outstanding as of October 31, 1996 according to the records of the registrant's registrar and transfer agent, was 7,944,919.

           LS CAPITAL CORPORATION AND SUBSIDIARIES
           QUARTER ENDED SEPTEMBER 30, 1996

                        INDEX
PART I.   FINANCIAL INFORMATION                                  Page

     Item 1.   Financial Statements

          Condensed consolidated financial statements of
          LS Capital Corporation and Subsidiaries:

          Balance sheets at September 30, 1996 and June 30,
                1996                                              3

          Statements of income for the three months
                ended September 30, 1996 and 1995                 5

          Statements of cash flow for the three months
               ended September 30, 1996 and 1995                  6

          Notes to condensed consolidated financial statements    7

     Item 2.   Management's discussion and analysis of financial
               condition and results of operations                8

PART II.       OTHER INFORMATION

     Item 6.   Reports on Form 8-K                               10

SIGNATURES                                                       10

 PART 1.   FINANCIAL INFORMATION

 Item 1.   Financial Statements

 LS Capital Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
     BALANCE SHEETS

                                                September 30,  June 30,
                                                   1996            1996
ASSETS

Current assets:
            Cash and cash equivalents                $26,000       $139,000
            Receivable from affiliated party, net    249,000        249,000
            Receivable from unaffiliated
                  parties, net                       339,000        391,000
            Prepaid expenses and other                23,000         25,000
                Total current assets                 637,000        804,000

Property and equipment, net                        1,865,000      1,929,000

Other assets:
              Organization costs, net                 28,000         29,000
              Other non-current assets                 9,000         47,000
                                                      37,000         76,000
                                                  $2,539,000     $2,809,000

LS Capital Corporation and Subsidiaries
 UNAUDITED CONDENSED CONSOLIDATED
      BALANCE SHEETS

                                                   September 30,    June 30,
                                                       1996            1996
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
              Current maturities of notes payable $1,565,000     $1,558,000
              Notes payable to affiliates            265,000        397,000
              Accounts payable and accrued
                  expenses                         2,204,000      2,677,000
              Redemption payable - redeemable
                  preferred stock                    540,000        540,000
                Total current liabilities          4,574,000      5,172,000

Stockholders' equity:
              Common stock                            20,000         17,000
              Additional paid-in capital          23,288,000     23,141,000
              Note receivable from stock sales      (115,000)
              Accumulated deficit                (25,228,000)   (25,521,000)
                                                  (2,035,000)    (2,363,000)

           Commitments, contingencies and
               other matters
                                                  $2,539,000     $2,809,000

 See accompanying notes to unaudited condensed consolidated financial statements

LS Capital Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF INCOME

                                                      Three Months Ended
                                                         September 30
                                                      1996             1995
OPERATING REVENUES
              Gaming                                  $224,000      $602,000
              Food, beverage, etc.                      16,000       172,000
                                                       240,000       774,000

OPERATING EXPENSES
              Gaming                                    40,000        928,000
              Food , beverage,  etc.                    50,000         65,000
              General and administrative               316,000        889,000
              Depreciation and amortization             73,000        145,000
                                                       479,000      2,027,000
                                     OPERATING LOSS   (239,000)    (1,253,000)

OTHER INCOME AND EXPENSE
              Interest expense, net                    (60,000)       (58,000)
              Gain on transfer of
                 partnership interest to
                 creditor                              590,000
              Other, net                                 2,000         (6,000)
                                                       532,000        (64,000)
           INCOME (LOSS) BEFORE
              DIVIDENDS ON
              PREFERRED STOCK                          293,000      (1,317,000)

 Dividends on preferred stock                                           33,000

NET INCOME (LOSS)                                     $293,000     ($1,350,000)

NET (INCOME) LOSS PER
        COMMON SHARE                                     $0.17          ($1.35)

WEIGHTED AVERAGE COMMON
        SHARES OUTSTANDING                          1,770,000          997,000

See accompanying notes to unaudited condensed consolidated financial statements

LS Capital Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS

                                                       Three Months Ended
                                                          September 30
                                                     1996             1995
NET CASH USED BY OPERATING
               ACTIVITIES                          ($106,000)    $1,485,000)

CASH FLOWS OF INVESTING ACTIVITIES
              Collection of note receivable                          579,000
              Capital expenditures - net                             (37,000)
              Increase in deposits and
          other assets                             (42,000)        1,030,000
                 Cash (used) provided by
                    investing activities           (42,000)        1,572,000

CASH FLOWS FROM FINANCING ACTIVITIES
              Repayments of notes payable                            (547,000)
              Proceeds from issuance of
                 common stock, net                  35,000            345,000
              Decrease in capital lease
               obligations, net                                       (35,000)
             Cash provided by financing
          activities                                35,000           (237,000)

DECREASE IN CASH AND CASH
                EQUIVALENTS                       (113,000)          (150,000)

CASH AND CASH EQUIVALENTS
              Beginning of period                  139,000             337,000

              End of period                         $26,000           $187,000

SUPPLEMENTAL CASH FLOW INFORMATION

               Dividends on preferred stock                              9,000

              See accompanying notes to unaudited condensed consolidated financial statements

            LS Capital Corporation and Subsidiaries
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL
           STATEMENTS
           THREE MONTHS ENDED SEPTEMBER 30, 1996

           1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the year ended June 30, 1996, included in the Company's Annual Report on Form 10-K. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited consolidated financial statements has been omitted.

           In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results for the unaudited three months ended September 30, 1996 and 1995. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

           2. Certain reclassifications have been made to prior period financial statements to conform with current period presentations.

           3. During the period from July 1, 1996 to September 30, 1996, the Company has issued 71,000 shares of its common stock outside the United States pursuant to Regulation S, an exemption from federal registration of securities. The shares were sold at a gross price per share of $.50 with the Company receiving a note receivable having an unpaid balance of $114,500 as of September 30, 1996 and net cash proceeds of $35,500.

           4. Under the terms of a restructuring of the Company's Secured Convertible Senior Debenture effective August 5, 1996, the Company transferred a partnership interest to the creditor valued at $590,000 (carried on the books at $0) and recorded a gain during the three months ended September 30, 1996, with a corresponding reduction in accrued interest. In addition, under the terms of the restructuring, the interest rate was reduced to 20% per annum from the default rate of 46%.
           5. On October 1, 1996, under a plan approved by stockholders in the annual meeting held on June 17, 1996, the Company authorized the issuance of 6,068,796 shares of common stock to the Company's three officers and directors to satisfy $289,000 in various debts.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           MATERIAL CHANGES IN FINANCIAL CONDITION

           At September 30, 1996, the Company has a working capital deficiency of $3,937,000 compared to a deficit of $3,430,000 at September 30, 1995. The increase in the deficiency was primarily due to the redemption payable on redeemable preferred stock classified as a current liability.

           The Company's Secured Convertible Senior Debenture was restructured on August 5, 1996. The related agreement sets forth, among other things, certain required payments of approximately $129,000 in the fall of 1996. As of November 14, 1996, the Company did not have sufficient funds to pay this balance. Such payment is comprised of:
           (i) interest on the restructured balance of $1,133,000 at the rate of 20% and (ii) repayment of principal of $50,000. Under the terms of the restructuring, the Company transferred a 7% interest in a land and building partnership interest in Fowler, California valued at $590,000 (carried on the books at $0) and recorded a gain of $590,000 with a corresponding reduction in accrued interest.

           The 24.5% minority owner of the Company's remaining casino property located in Colorado has challenged the authority of the Company to execute the restructuring agreement. The Company is attempting to obtain a declaratory judgment to allow the restructuring to proceed. If such declaratory judgment is not obtained within the permitted time limits, the Company may face default and the holder may pursue collection of the restructured loan balance including default interest and expense advances of $800,000, with credit being given for assignment of the interest in the Card Club, if the assignment has occurred. If no events of default have occurred during the two-year period ending August 5, 1998, the holder will forgive the accrued default interest and expenses advances of $800,000 reduced by the credit of $590,000 described above. The debenture is secured by certain deeds of trust and a pledge agreement.

           Management believes that it can obtain the funds necessary to meet its working capital needs for the remainder of fiscal 1997 primarily through the sale of common stock and from the sale of other non-revenue producing assets.
                          8

           Material Changes in Results of Operations

           Three Months Ended September 30, 1996 and 1995

           The Company had incurred a net loss of $356,000 or $.21 a share, as compared to $1,317,000 or $1.35 per share for the comparable period in the prior year. Gaming revenues declined to $240,000 in the 1996 quarter compared to $774,000 in the 1995 quarter. The decrease was primarily attributable to the absence of revenues of $548,00 from the Company's Tinian casino which was permanently closed
           in December, 1995.   The Company also temporarily closed the Papone's
           casino on September 30, 1996 at the end of the summer season in order to conserve resources.

           General and administrative expenses totaled $316,000 during the quarter ended September 30, 1996, as compared with $ 889,000 for the comparable prior year quarter. The decrease is due to decreases in payroll expenses, rent and corporate travel. In October, 1995, the Company closed its Las Vegas office which resulted in the reduction of corporate staff by 75% and payroll by 90%. Similar savings were achieved in occupancy and other corporate expenses.

                          9
                           PART II.     OTHER INFORMATION

           ITEM 6.  REPORTS ON FORM 8-K

                    The Registrant filed a report on Form 8-K dated September 8, 1996, reporting on the following:
                         1)   Name change and reverse stock split
                         2)   Discontinuance of operations at Tinian casino
                         3)   Debt restructuring of its Secured Convertible
                                 Senior Debenture
                         4)   Engagement of Malone & Bailey, PLLC,
                                 independent certified public accountants, as auditors for the year ended June 30, 1996


                      SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LS CAPITAL CORPORATION
                                   (Registrant)

                              By:  /S/ Paul J. Montle
                              Chairman, Chief Executive Officer and Chief
                              Financial Officer

           Dated: November 14, 1996
                         10