Form 10-K/A
period 1996-06-30
LS CAPITAL CORP
filed 1996-12-05
CIK 897545

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-K/A

       [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 1996 was $2,386,000. The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of June 30, 1996 was 1,721,000.

                                    INDEX

                                                                   Page Number
------------------------------------------------------------------------------
                                   PART I.

Item 1.   Business.                                                     3

Item 2.   Properties.                                                  10

Item 3.   Legal Proceedings.                                           11

Item 4.   Submission of Matters to a Vote of Security Holders.         13


                                   PART II.

Item 5.   Market for the Registrant's Common Equity and                13
                    Related Stockholder Matters.

Item 6.   Selected Financial Data.                                     15

Item 7.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.               15

Item 8.   Financial Statements and Supplementary Data.                 21

Item 9.   Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.               45

                                  PART III.

Item 10. Directors and Executive Officers of the Registrant.           46

Item 11. Executive Compensation.                                       47

Item 12. Security Ownership of Certain Beneficial Owners and
                    Management.                                        50

Item 13. Certain Relationships and Related Transactions.               52

                                   PART IV.

Item 14. Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K.                                     53

Signatures                                                             58

                                        2

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

ITEM 2.       PROPERTIES

       The following table sets forth information regarding the Company's properties:

                                                                   Annual Rentals
                                                                     If Leased
Location             Use                   Own/Lease     Sq. Ft.     (In 000's)
--------             ---                   ---------     -------   -------------
Central City, CO     Casino (Papone's)     Owned         6,000          N/A
Houston, TX          Executive Offices     Lease         1,600          $ 14

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

       Papone's Palace Ltd. Liability Company was named as one of the defendants in an Amended Complaint filed in January 1994 on behalf of Earl Neudecker, a 24.5% owner of the Company. The case was filed in Jefferson County, Colorado, Colorado District Court Case No. 93CV775, Division TW. That Amended Complaint was dismissed and the case was refiled a third time by the plaintiff with a Second Amended Complaint. The allegations primarily involve acts or omissions of management and owners prior to June 10, 1993, the date the Colorado Commission approved Papone's Palace Acquisition Corporation as a new owner. A trial for this case was originally set for December 2, 1996.
However, after receipt of the opinion of the Company's expert, counsel for the plaintiff requested and was granted an indefinite continuance of the case on the basis that he was not ready for the trial.

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

       The Company is a defendant in a lawsuit filed by Mississippi Ventures II ("MVII") on August 7, 1995 regarding a proposed joint venture between the Company and MVII. The Company had a lease on certain property located in Mississippi and had intended on developing a casino site with MVII. MVII had required that the lease be amended in order to provide for a joint venture and MVII agreed to place $100,000 in an escrow account to be used for rents owed. Before the lease was amended and the escrow deposit released to the landlord, the Mississippi Supreme Court declared the original leased site as not a legal casino site. The $100,000 has been released to the Company, and the Company is retaining the $100,000 on the basis that MVII interfered with the negotiation of the amended lease and its timely execution. MVII has alleged breach of the implied covenant of good faith and fair dealing, and breach of fiduciary duty. The Company has denied all causes actions. The Company is involved in settlement discussions with MVII. However, the outcome of these discussions and the lawsuit is not now determinable. The Company intends to defend vigorously the case if the Company is unable to reach a settlement on terms
satisfactory to it.   Moreover, as a result of the Mississippi Supreme Court
decision, the Company abandoned the leased site during May, 1995. As a consequence of this, the related landlord may be viewed as having an unasserted potential claim against the Company. However, the Company believes that it has a meritorious defense in that the purpose of the lease agreement was frustrated because the site could no longer be used for its express intended purposes.
The
landlord has yet to assert any claim in this regard.

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

                            Votes          Votes         Votes                       Broker
                            For            Against       Withheld      Abstentions   Nonvotes
                            ---            -------       --------      -----------   --------
Name Change                 35,878,159     1,501,608                    85,242

Reverse Stock Split         34,259,500     2,012,800                    65,962        1,126,740

Discretionary Issuances     11,363,958     2,418,262                   772,370       22,910,419

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

                                                  High                   Low
                                                  ----                   ---
Fiscal year ended June 30, 1995:

       First Quarter                              $3.500               $1.250
       Second Quarter                              1.500                0.563
       Third Quarter                               1.113                0.406
       Fourth Quarter                              1.313                0.469

Fiscal year ended June 30, 1996:

       First Quarter                              $0.563               $0.250
       Second Quarter                              0.250                0.100
       Third Quarter                               0.150                0.015
       Fourth Quarter                              0.380                0.015

       The Company has never paid cash dividends, and has no intentions of paying cash dividends in the foreseeable future. Certain of the Company's agreements governing its debt restrict the ability of the Company to pay dividends.

                                    PART II.


ITEM 6.   SELECTED FINANCIAL DATA

       The following consolidated selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein:

                                                                                Years ended June 30
                                                                    1996               1995            1994
     Revenues                                                    $1,340,000      $ 2,816,000     $1,831,000
     Loss before dividends on preferred stock                    (4,727,000)     (12,084,000)    (8,094,000)
     Net loss                                                    (4,759,000)     (12,172,000)    (8,143,000)
     Net loss per share                                               (4.00)          (17.16)        (17.73)
     Total assets                                                 2,809,000        7,239,000     16,501,000
     Long-term obligations                                                0          230,000        526,000
     Redeemable preferred stock                                           0          759,000      1,970,000
     Cash dividends declared per common share                     $       0        $       0    $         0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

          Years ended June 30, 1996 and 1995


The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations, and should be read in conjunction with the selected financial data in Item 6 above and the consolidated financial statements and related notes appearing elsewhere herein.

          OVERVIEW

Operations for fiscal 1996 are not entirely comparable to the operations for fiscal 1995 because several projects were discontinued in fiscal 1995 with attending charges for discontinued or abandoned sites. The Company incurred a net loss of $4,759,000 for fiscal 1996 on revenues of $1,340,000 compared to a net loss of $12,172,000 on revenues of $2,816,000 for fiscal 1995. The decrease in net loss is largely attributable to a substantial decrease in write-downs and write-offs and general and administrative expenses.

          OPERATING REVENUES

Gaming revenues decreased by approximately $300,000 in fiscal 1996 compared to fiscal 1995. Food and beverage revenues decreased by approximately $284,000 or about 69% due primarily to the closing of the Company's Tinian Casino in December, 1995. Hotel and other revenues declined $891,000 due to the closing of the Desert Inn Road Hotel Property in fiscal 1995. See "DISCONTINUED GAMING OPPORTUNITIES".

          OPERATING EXPENSES

Gaming expenses increased approximately $ 593,000 or about 30% with the Company's Tinian Casino experiencing an increase of approximately $852,000 offset by a decrease of approximately $259,000 in Papone's Palace gaming expenses. The decreases in the cost of hotel and cost of food and beverage and other expenses is directly attributable to the closing of the Desert Inn Road Hotel Property as well as the Company's Tinian Casino. General and administrative expenses in fiscal 1996 decreased approximately $ 3,460,000 or about 65% compared to fiscal 1995. The decrease is mainly due to the closing of the Las Vegas administrative office and the termination of a substantial number of management positions in fiscal 1996, together with decreases in legal and professional fees related to acquisition transactions, legal and professional fees associated with project financing and decreases in corporate travel costs. In fiscal 1995, the Company incurred non-recurring expenses approximating $5,009,000, as a result of site development costs, the sale of certain of the Company's properties and the write-down of certain receivables. In fiscal 1996, the Company incurred non-recurring expenses approximating $1,324,000 as result of closing of the Company's Tinian casino, sale of slot machines by Papone's and write-offs of other assets. Also in fiscal 1995, The Company's Tinian casino incurred non-recurring pre-opening expenses of approximately $599,000. Also included in operating expenses in fiscal 1995, is a write-off of approximately $349,000 representing the remaining balance of the goodwill from the purchase of the Papone's Palace Casino.

          OTHER INCOME (EXPENSE)

Interest expense in fiscal 1996 reflects an increase of approximately $238,000 due to the Company's recognition of interest at the rate of 46% resulting from the Company's default condition on its Secured Convertible Senior Debenture. Other income for fiscal 1995 included a one-time fee from a proposed joint venture partner.

                       Years ended June 30, 1995 and 1994

          OVERVIEW

Operations for fiscal 1995 are not entirely comparable to operations for fiscal 1994 because several projects accounting for a large portion of the Company's revenues and expenses in fiscal 1994 were discontinued in fiscal 1995 while the Company's Tinian Casino, was commenced in fiscal 1995. Nonetheless, the Company incurred a net loss of $12,172,000 for fiscal 1995 on revenues of $2,816,000 compared to a net loss of $8,143,000 on revenues of $1,831,000 for fiscal 1994. This increase in the net loss is largely attributable to a large increase in general and administrative expenses and a number of write-downs and write-offs in fiscal 1995.

          OPERATING REVENUES

Gaming revenues did not change significantly in fiscal 1995 when compared with fiscal 1994. However, gaming revenues would have decreased approximately $410,000 or about 26.9% in fiscal 1995 compared with fiscal 1994 but for the additional revenues from the Company's Tinian Casino. Food and beverage revenues increased by approximately $104,000 or about 34.1% due primarily to commencement of operations at the Company's Tinian Casino. Hotel and other revenues of $891,000 consist mainly of revenues from the Desert Inn Road

Property. No revenues from this source will be realized in fiscal 1996. See "DISCONTINUED GAMING OPPORTUNITIES - Desert Inn Road Casino Property."

          OPERATING EXPENSES

Gaming expenses increased approximately $295,000 or about 26.2%, composed of an increase of approximately $643,000 due to the commencement of operations of the Company's Tinian Casino, offset by a decrease of approximately $348,000 in Papone's Palace gaming expenses. The increase in the cost of food and beverage and other expenses is directly attributable to the Desert Inn Road Hotel Property as well as the operations of the Company's Tinian Casino. General and administrative expenses in fiscal 1995 increased approximately $3,554,000 or about 200% over these expenses in fiscal 1994. The increase is mainly due to increases in legal and professional fees associated with project financing, increases in payroll expenses due to management's intent to build a corporate infrastructure, and corporate travel expenses. The significant increases in these particular expense items reflects management's strategy to accelerate development and acquisition efforts, which, outside the Tinian facility, has not produced new operations. Management has already taken drastic steps to reduce general and administrative expenses, including the closing of its Las Vegas administrative office and the termination of a substantial number of management positions. In addition, in fiscal 1995, the Company realized non-recurring expenses approximating $5,009,000, as a result of site development costs, the sale of certain of the Company's properties, and the write-down of certain receivables. For a discussion of the major components of the expenses, see "DISCONTINUED GAMING OPPORTUNITIES." Also included in operating expense is a write-off of approximately $349,000 representing the remaining balance of the goodwill, as management has determined that the amortization of the goodwill balance over its remaining useful life could not be recovered through undiscounted cash flows.

As a result of the matters discussed in the preceding paragraph and under the caption "DISCONTINUED GAMING OPPORTUNITIES", the Company recorded adjustments totaling approximately $3,157,000 during the fourth quarter of fiscal 1995 compared to adjustments totaling approximately $3,988,000 during the fourth quarter of fiscal 1994.

          OTHER INCOME (EXPENSE)

Interest income decreased $417,000 or about 93.9% during fiscal 1995 compared with fiscal 1994 mainly due to extraordinary earnings in fiscal 1994 including $320,000 relating to issuance of shares of a related company to which the Company had made loans. During fiscal 1995, the Company stopped accruing interest on its note receivables as a result of non-payment. The significant decrease in cash reserves also added to the reduction in interest income. The decrease in unrealized loss on marketable equity securities occurred as a result of the Company providing for the reduction in market value of the stock at June 30, 1994. Other, net income in fiscal 1995 includes a one-time fee from one of the Company's proposed joint venture partners. Interest expense in fiscal 1995 also reflects an increase due to the Company's recognition of interest at the rate of 46% resulting from the Company's default on its Secured Convertible Senior Debenture. See "LIQUIDITY AND CAPITAL RESOURCES." The increase in interest expense was somewhat offset by the sale of the Company's land and related debt in fiscal 1995 discussed above and also the reduction in notes payable from the purchase of Papone's Palace.


                        LIQUIDITY AND CAPITAL RESOURCES

          OVERVIEW

As of June 30, 1996, the Company had a working capital deficiency of $ 4,368,000 and cash and cash equivalents of $139,000. Throughout fiscal 1996, the Company has been able to continue meeting cash requirements by renegotiating its existing debt obligations, issuing new debt, selling certain non-revenue producing assets, paying for services with stock and issuing common stock through private placements and to foreign purchasers. The ability of the Company to continue to pursue its business objectives throughout fiscal 1997 and beyond will depend on the Company's ability to continue to meet its cash requirements by the means mentioned above and ultimately to achieve profitability with respect to its business operations. There can be no assurance that the Company will sustain this ability or achieve this goal.

          CURRENT ASSETS AND CURRENT LIABILITIES

During fiscal 1996, current assets decreased approximately $871,000 due primarily to the collection of notes receivable, sale of marketable securities and decrease in prepaid expenses. Accounts payable and accrued expenses also decreased by approximately $ 643,000 primarily as a result of interest accrued on the Company's Secured Convertible Senior Debenture.

          LONG-TERM DEBT

The $1,000,000 Secured Convertible Senior Debenture was restructured on August 5, 1996. The related agreement sets forth, among other things, certain required payments of approximately $129,000 in the fall of 1996. As of October 3, 1996, the Company did not have sufficient funds to pay this balance. Such payment is comprised of: (i) interest on the restructured balance of $1,133,000 at the rate of 20% and (ii) repayment of principal of $50,000.

Under terms of the restructuring, the Company transferred a 7% interest in a land and building partnership interest in Fowler, California to the holder valued at $590,000 which is carried on the books at $0.

The 24.5% minority owner of the Company's remaining casino property located in Colorado has challenged the authority of the Company to execute the restructuring agreement. The Company is attempting to obtain a declaratory judgment to allow the restructuring to proceed.

If such declaratory judgment is not obtained within the permitted time limits, the Company may face default and the holder may pursue collection of the restructured loan balance including default interest and expense advances of $800,000, with credit of $590,000 being given for assignment of the partnership interest mentioned above. If no events of default have occurred during the two-year period ending August 5, 1998, the holder will forgive the accrued default interest and expense advances of $800,000 reduced by the credit of $590,000 described above. The debenture is secured by certain deeds of trust and a pledge agreement. The debenture has a specified due date and was convertible, at the option of the holder, into common stock of the Company at a conversion price set forth in the Debenture. Moreover, 24,000 warrants to purchase shares of the Company's common stock at a per-share price of $62.50 were issued in connection with the creation of the Debenture. As a result of the Company's default for non-payment of principal and quarterly interest payment due August 31, 1995, the original terms of the Debenture became effective, resulting in a default rate of interest rate of 46% effective February 1, 1995. Under terms of the restructuring, the rate of interest on the debenture was reduced effective June 5, 1996 from 46% to 20%.

During April, 1995, the Company completed a financing agreement relating to the Company's Tinian Casino whereby initial funding of $500,000 was received prior to June 30, 1995 and subsequently repaid in fiscal 1996.

In January, 1995, certain stockholders and an officer of the Company loaned the Company $250,000 to be used for payment of the Tinian Gaming License. The promissory notes evidencing the loans bear interest at 10% per annum and became due on July 19, 1995. During fiscal 1996, a note of $150,000 was paid in full and an additional $100,000 was advanced. The remaining $100,000 advance from fiscal 1995 is currently in default; however, no demands have been made for repayment.

          STOCK SALES

During fiscal 1996 and 1995, the Company issued 2,494,500 and 4,725,340 shares, respectively, of its common stock outside the United States at gross prices per share of between $.32 and$.05 during fiscal 1996 and $1.86 and $0.40 during fiscal year 1995. Such sales generated net proceeds to the Company of approximately $560,000 during fiscal 1996 and $2,604,000 during fiscal 1995. During fiscal 1995, the Company issued an additional 2,211,212 shares in private placements, including 788,712 shares to officers and directors of the Company, at gross prices per share of between $0.33 and $0.40 and generated net proceeds to the Company of $883,500. The Company has issued 15,000,000 and 997,000 shares in fiscal 1996 and 1995, respectively, to certain consultants in payment of approximately $ 1,038,000 and $598,667 in services rendered. The Company has also issued 300,000 shares to a stockholder to retire fully amounts due of $105,000 at April 23, 1995. Subsequent to June 30, 1996, the Company issued an additional 300,000 shares of its common stock outside the 9 United States. The shares were sold at a gross price per share of $.50 with the Company receiving a note receivable having an unpaid balance of $114,500 as of September 30, 1996 and net cash proceeds of $35,500.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The report of independent auditors and the Company's consolidated financial statements follow:

October 3, 1996

                          Independent Auditors' Report

To the Board of Directors and Stockholders of LS Capital Corporation
     (formerly Lone Star Casino Corporation)
Houston, Texas

We have audited the accompanying consolidated balance sheet of LS Capital Corporation as of June 30, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LS Capital Corporation as of June 30, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MALONE & BAILEY, PLLC

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
LS Capital Corporation and Subsidiaries:


We have audited the accompanying consolidated balance sheet of LS Capital Corporation and Subsidiaries as of June 30, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended June 30, 1995 and 1994. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for the years ended June 30, 1995 and 1994 as listed in the Index at Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LS Capital Corporation and Subsidiaries as of June 30, 1995, and the results of its operations and its cash flows for the years ended June 30, 1995 and 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended June 30, 1995 and 1994, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 18 to the consolidated financial statements, the Company is a defendant in several lawsuits, the ultimate outcome of which cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been recognized in the accompanying consolidated financial statements.

/s/ KPMG PEAT MARWICK LLP

KPMG PEAT MARWICK LLP


New Orleans, Louisiana
October 6, 1995

LS Capital Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
June 30, 1996 and 1995

                                                                                        1996         1995

ASSETS

Current assets:
   Cash and cash equivalents                                                          $139,000       $337,000
   Investments in marketable equity securities                                                        148,000
   Receivable from affiliated party, less allowance for losses
      of $800,000                                                                      249,000
   Receivables from unaffiliated parties, less allowances for
      losses of $750,000 in 1995 - none in 1996                                        391,000        856,000
   Prepaid expenses and other                                                           25,000        334,000
                                             Total current assets                      804,000      1,675,000

Property and equipment, at cost:
   Land                                                                              1,200,000      1,200,000
   Buildings                                                                           651,000        736,000
   Gaming equipment                                                                    158,000      1,608,000
   Furniture, fixtures and equipment                                                   231,000        607,000
                                                                                     2,240,000      4,151,000
   Accumulated depreciation and amortization                                          (311,000)      (613,000)
                                          Net property, plant and equipment          1,929,000      3,538,000

Other assets:
   Receivable from affiliated party, less allowances for losses
      of $800,000 (1995)                                                                38,000        249,000
   Organization costs, net                                                              29,000        400,000
   Property held for sale                                                                             906,000
   Other non-current assets                                                              9,000        471,000
                                                                                        76,000      2,026,000
                                                                                    $2,809,000     $7,239,000

See accompanying notes to consolidated financial statements

LS Capital Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
June 30, 1996 and 1995

                                                                                     1996             1995
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of notes payable                                             $1,558,000      $1,836,000
   Notes and advances payable to related parties                                      397,000         250,000
   Accounts payable and accrued expenses                                            2,677,000       3,320,000
   Redemption payable - redeemable preferred stock                                    540,000
     Total current liabilities                                                      5,172,000       5,406,000

Long-term notes payable, less current maturities                                                      230,000

Minority interest                                                                                     203,000

Series 1994-1 redeemable convertible preferred stock, par value $.01 per share;
   liquidation and redemption preference $10,000 per share; authorized 220
   shares; issued and outstanding no shares (1996) and 80 shares (1995)                               759,000

Stockholders' equity:
   12% senior cumulative convertible preferred stock, par value $.01 per share;
      liquidation preference $10 per share; authorized 500,000 shares; no shares issued or outstanding
   Preferred stock, par value $.01 per share; authorized
      10,000,000 shares; no shares issued or outstanding
   Common stock, par value $.01 per share; authorized
      50,000,000 shares; issued and outstanding 1,721,000
      shares (1996) and 964,000 shares (1995)                                          17,000         241,000
   Additional paid-in capital                                                      23,141,000      21,194,000
   Accumulated deficit                                                            (25,521,000)    (20,794,000)
                                                                                   (2,363,000)        641,000
Commitments, contingencies and other matters
                                                                                   $2,809,000      $7,239,000

See accompanying notes to consolidated financial statements

LS Capital Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
Years ended June 30, 1996, 1995 and 1994

                                                        1996           1995          1994
Operating revenues:
   Gaming                                            $1,215,000     $1,516,000    $1,526,000
   Hotel                                                               891,000
   Food and beverage                                    125,000        409,000       305,000
                                                      1,340,000      2,816,000     1,831,000

Operating expenses:
   Gaming                                             2,012,000      1,419,000     1,124,000
   Hotel                                                               917,000
   Food and beverage                                    211,000        482,000       396,000
   General and administrative                         1,874,000      5,334,000     1,780,000
   Loss on sale of property and other site
      development costs                                 929,000      4,259,000     3,248,000
   Provision for loss on notes receivable                              750,000     1,300,000
   Adjustment to carrying value of cost in
      excess of net assets acquired                                    349,000     1,398,000
   Loss on sale of casino equipment                     320,000
   Pre-opening expenses                                                599,000
   Depreciation and amortization                        424,000        463,000       498,000
                                                      5,770,000     14,572,000     9,744,000
        Operating loss                               (4,505,000)   (11,756,000)   (7,913,000)

Other income (expense):
   Interest income                                                      27,000       444,000
   Loss on marketable equity securities                 (75,000)       (81,000)     (273,000)
   Forgiveness of debt income                           103,000
   Minority interest in net loss of consolidated
         subsidiary                                     203,000
   Other, net                                           136,000        152,000
   Interest expense                                    (664,000)      (426,000)     (352,000)
                                                       (297,000)      (328,000)     (181,000)
        Loss before dividends on preferred stock     (4,727,000)   (12,084,000)   (8,094,000)
Dividends on preferred stock                             32,000         88,000        49,000
        Net loss                                    ($4,759,000)  ($12,172,000)  ($8,143,000)

       Net loss per common share                         ($4.00)       ($17.16)      ($17.73)

Weighted average common shares outstanding            1,183,000        710,000       459,000

See accompanying notes to consolidated financial statements

LS Capital Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Years ended June 30, 1996, 1995 and 1994
(Dollars in thousands)

                                      Total                                                                                  Subscr-
                                      Stock-                                                                       Accumu-   iptions
                                     holders'     Common Stock                    Preferred Stock       Paid-in     lated    Receiv-
                                     Equity     Shares           Dollars       Shares        Dollars    Capital    Deficit    able
Balances, July 1, 1993               $4,624      378,000           $ 94       151,000         $2       $5,240      ($567)    ($145)
Shares issued in connection
   connection with conversion
   of preferred stock                             14,000              4      (151,000)        (2)          (2)
Sale of common stock for cash         8,436      116,000             29                                 8,407
Shares issued pursuant to
   spin-off by affiliate                           2,000              6                                    (6)
Shares issued pursuant to
   agreement to restructure debt        196        2,000              1                                   195
Shares issued upon exercise of
   common stock purchase
   warrants by affiliate                484        6,000              1                                   483
Shares issued upon exercise
   of common stock options               74        9,000              2                                    72
Shares issued for cash with
   proceeds used to repay
   indebtedness                       1,058        9,000              2                                 1,056
Dividends on preferred stock            (49)                                                                         (49)
Shares issued for cash with
   proceeds used to purchase
   assets                             1,368       11,000              3                                 1,365
Shares issued upon exercise
   of common stock options by
   affiliate                            150        6,000              2                                   148
Shares received in payment of
   note receivable from affiliate    (1,021)     (12,000)            (3)                               (1,018)
Collection of subscription
   receivable                           145                                                                                    145
Net loss                             (8,094)                                                                      (8,094)

Balance at June 30, 1994             $7,371     564,000            $141             0         $0      $15,940    ($8,710)       $0

                    Continued

LS Capital Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Years ended June 30, 1996, 1995 and 1994
(Dollars in thousands)


                                         Total                                                                             Subscr-
                                         Stock-                                                                   Accumu-   iptions
                                        holders'          Common Stock           Preferred Stock         Paid-in   lated    Receiv-
                                        Equity        Shares           Dollars   Shares        Dollars    Capital  Deficit   able


Balances, July 1, 1994                $7,371            564,000        $141          0            $0       $15,940  ($8,710)    $0

Shares issued in connection
   connection with conversion
   of preferred stock                  1,289             67,000          17                                  1,272

Sale of common stock for cash          3,509            289,000          72                                  3,437

Shares issued in payment of
   services                              599             40,000          10                                    589

Shares issued in connection
   with renegotiation of property
   lease agreement                        45              4,000           1                                     44

Dividends on preferred stock             (88)                                                                  (88)

Net loss                             (12,084)                                                                        (12,084)

Balance at June 30, 1995                $641            964,000        $241         $0            $0       $21,194  ($20,794)    $0

                    Continued

LS Capital Corporation and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Years ended June 30, 1996, 1995 and 1994
(Dollars in thousands)


                                         Total                                                                             Subscr-
                                         Stock-                                                                   Accumu-  iptions
                                        holders'          Common Stock           Preferred Stock       Paid-in    lated    Receiv-
                                        Equity        Shares           Dollars   Shares     Dollars    Capital   Deficit   able

Balances, July 1, 1995                  $641          964,000           $10         0         $0       $21,194 ($20,794)

Shares issued in connection
   connection with conversion
   of preferred stock                    249           44,000                                              238

Sale of common stock for cash
   (net of issuance costs of
   $15,000)                              404          100,000             1                                379

Shares issued in payment of
   services                              724          441,000             4                                614

Shares issued for prepaid
   expenses                              314          159,000             2                                274

Shares issued in connection
   with sale of rights to
   repurchase note                         9           13,000                                                6

Dividends on preferred stock             (32)                                                              (32)

Preferred dividend adjustment             55                                                                55

Reverse split of common stock                                          (413)                               413

Net loss                              (4,727)                                                                    (4,727)

Balance at June 30, 1996             ($2,363)       1,721,000           $17         0           $0     $23,141 ($25,521)   $0


See accompanying notes to consolidated financial statements

LS Capital Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30, 1996, 1995 and 1994


                                                                      1996           1995           1994
Cash flows from operating activities:
   Net loss                                                       ($4,727,000)   ($12,084,000)   ($8,094,000)
   Adjustments to reconcile net loss to cash
      used by operating activities:
         Loss applicable to minority interest                        (203,000)                       (46,000)
         Preferred stock accretion                                     30,000
         Net gain from reduction in total dividend payable             23,000
         Depreciation and amortization                                424,000         463,000        498,000
         Amortization of loan fee income                                                            (320,000)
         Provision for loss on note receivable                                        750,000      1,300,000
         Loss on marketable securities                                 75,000          81,000        273,000
         Proceeds from sale of marketable securities                   73,000
         Marketable securities transferred in
            settlement of litigation                                                   44,000
         Loss on sale of equipment                                    320,000         129,000
         Loss on sale of property and site development
          costs                                                                     4,259,000      1,790,000
         Writeoff of Tinian investment                                656,000
         Increase in Alexander note payable                            36,000
         Other current asset writeoffs                                171,000
         Other asset writeoffs                                        235,000
         Writedown of goodwill                                                        349,000      1,398,000
         Common stock issued for services                             420,000
         Changes in:
            Accounts receivable                                                      (171,000)       (90,000)
            Prepaid expenses                                          308,000        (175,000)       (14,000)
            Accounts payable                                          223,000       1,843,000      1,223,000
                        Cash used in operating activities         ($1,936,000)    ($4,512,000)   ($2,082,000)

               (Continued)

LS Capital Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS  Continued
Years ended June 30, 1996, 1995 and 1994


                                                                      1996           1995           1994
Cash flows from investing activities:
   Note receivable from unaffiliated parties:
      Acquisition cost                                                                           ($1,313,000)
      Loans                                                                                         (400,000)
      Proceeds from repayments                                                                       374,000
      Sale of note receivable to Castle Rock                        $500,000
   Notes receivable from affiliates:
      Proceeds from asset sales                                                                    1,250,000
      Loans                                                                                         (850,000)
   Deposits on agreements to purchase land                                        ($325,000)        (582,000)
   Sale of Cotton Exchange property                                  906,000        239,000
   Capital expenditures                                              (21,000)      (750,000)      (4,748,000)
   Organization costs and other assets                                           (1,133,000)        (783,000)
                         Cash used by investing activities         1,385,000     (1,969,000)      (7,052,000)

Cash flow from financing activities:
   Proceeds from issuance of preferred stock                                                       1,970,000
   Proceeds from issuance of notes payable                           121,000      1,500,000
   Repayments of notes payable                                      (417,000)      (750,000)      (1,429,000)
   Proceeds from (repayments on) notes
      payable to affiliates - net                                     87,000        250,000
   Proceeds from sale of common stock                                597,000      3,508,000       11,008,000
   Proceeds from exercise of common
      stock purchase warrants                                                                        484,000
   Proceeds from exercise of stock options                                                            74,000
   Dividends paid                                                                                    (49,000)
   Repayment of capital lease obligations                            (35,000)      (381,000)        (550,000)
                  Cash provided by financing activities              353,000      4,127,000       11,508,000

Cash and cash equivalents:
   Net increase (decrease)                                          (198,000)    (2,354,000)       2,374,000
   Beginning of period                                               337,000      2,691,000          317,000
   End of period                                                    $139,000     $  337,000       $2,691,000

               (Continued)

LS Capital Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS  Continued
Years ended June 30, 1996, 1995 and 1994


                                                                      1996           1995           1994

Supplemental cash flows information:
   Redeemable preferred stock:
      Conversion into common stock                                $238,000      $1,299,000
      Overdue portion required cash conversion
         reclassified into current liabilities                     540,000
   Common stock issued for:
      Prepaid legal services                                       245,000
      Reduction of accounts payable                                189,000         643,000
   Assumption of a portion of equipment lease
      obligations by secured debenture creditor                     51,000
   Purchase (sale) of land through assumption
      (retirement) of debt                                                      (3,525,000)      $3,525,000
   Reduction in purchase price of 75.5% subsidiary                                                1,132,000
   Note receivable from affiliate received in exchange
      for common stock issued to directors of affiliate                                             150,000
   Note receivable retired through cancellation
      of common stock owned by affiliate                                                          1,021,000
   Common stock issued in connection
      with restructuring of note payable                                                            196,000
   Marketable equity securities received
      as a loan fee for note receivable                                                             170,000
   Interest paid                                                    54,000         251,000          345,000


           See accompanying notes to consolidated financial statements

LS CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended June 30, 1996, 1995 and 1994

1.   Description of Business and Summary of Significant Accounting Policies

     Business

     LS Capital Corporation, formerly Lone Star Casino Corporation, (the "Company" or "Registrant), a Delaware corporation formed on December 30, 1992, was organized to develop, own and operate casinos and related resort facilities. During the year ended June 30, 1996, the Company began exploring opportunities outside its original line of business, involving the marketing of sports games and casino poker chips. The Company, through its wholly-owned subsidiary, Papone's Palace Acquisition Corporation, owns a 75.5% interest in and operates Papone's Palace, a 6,000 square foot limited stakes casino in Central City, Colorado.

     Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

     Cash and Cash Equivalents

     Cash consists of demand deposit accounts and vault cash used in casino operations. It is the policy of the Company to classify all highly liquid interest-bearing deposits with original maturities of 90 days or less as cash.

     Marketable Equity Securities

     Marketable equity securities are carried at fair market value, which is lower than cost. In management's opinion, such losses represent a permanent impairment and are reflected as an charge in the statement of income.

LS CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended June 30, 1996, 1995 and 1994

1. Description of Business and Summary of Significant Accounting Policies (Continued)

     Receivables

     The Company provides an allowance for losses on receivables when in management's opinion, the receivable is deemed uncollectible on a specific account basis.

     Property and Equipment

     Acquisitions of property and equipment are recorded at cost. Depreciation of property and equipment is calculated using the straight-line method over their estimated useful lives summarized below:

                    Building and improvements          30 years
                    Gaming equipment                   2-7 years
                    Other property and equipment       2-5 years

     Goodwill

     Cost in excess of net assets acquired, or goodwill, resulted from the Company's acquisition of Papone's was originally amortized using the straight-line method over a 12 year life. The Company assesses the recoverability of this intangible asset whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The amount of goodwill impairment, if any, is measured by determining whether the amortization of the goodwill balance over its remaining useful life can be recovered through undiscounted future operating cash flows and reflected in operations. The Company accelerated the write-down of this intangible asset based on subsequent operations in the amount of $0, $349,000 and $1,398,000 in fiscal years 1996, 1995 and 1994, respectively.

     Income taxes

     The Company has adopted the provisions of Statement 109 of the Financial Accounting Standards Board, "Accounting for Income Taxes", which requires, among other things, that deferred tax assets and liabilities be recorded using the liability method, and that deferred assets be recognized, subject to appropriate reserves for realization. The Company had not had taxable income to date and no provision for federal and state income taxes have been made.

LS CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended June 30, 1996, 1995 and 1994

1. Description of Business and Summary of Significant Accounting Policies (Continued)

     Net loss per share

     Net loss per share is determined by dividing net loss applicable to common stock by the weighted average number of shares of common stock outstanding during the year. No effect was given to stock options, warrants or other potentially issuable shares, as their effect was anti-dilutive. All share and per-share amounts have been restated for the 1 for 25 reverse stock split effective on June 25, 1996.

     Reclassifications

     Certain reclassifications were made to prior year financial statements to conform to current year presentations.

2.   Going-Concern Liquidity

     As shown in the accompanying financial statements, the Company has incurred recurring losses from operations resulting in cash flow problems. In addition, the Company is in default on its $1,136,000 Secured Convertible Senior Debenture as of June 30, 1996, which was restructured in August, 1996, and is still in default. These factors raise substantial doubt about the Company's ability to continue as a going concern. During the year ended June 30, 1996, the Company instituted several cost reduction measures designed to substantially reduce corporate overhead, including closing its administrative offices in Las Vegas and reducing management personnel.

     The Company plans to raise needed working capital through stock sales outside the United States and from cash flow generated in new activities. There can be no assurance that the proceeds from stock sales and cash flow from new operations will be sufficient to support working capital needs in the future. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

LS CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended June 30, 1996, 1995 and 1994


3.   Receivables from Affiliated Parties

     Receivable from affiliated parties consist of the following:

                                                       1996             1995
     Note receivable from 24.5% minority
              partner of Papone's                    $1,049,000      $1,049,000

     Less allowance for losses                          800,000         800,000
                                                        249,000         249,000
     Less current amounts                               249,000               0
     Long-term portion                               $        0      $  249,000

     The Company acquired a promissory note receivable from the 24.5% minority interest owner of Papone's in the amount of $1,049,000. The promissory note is due in January, 1997 and is secured by a deed of trust on Papone's. A reserve of $800,000 has been established, pending collection.

4.   Receivables from Unaffiliated Parties

     Receivables from unaffiliated parties consist of the following:

                                                                   1996            1995

     Note receivable, due September, 1996, with interest
         payable monthly, secured by third deed of trust on
         real estate (a)                                                         $1,250,000
     Note receivable, RMS Titanic, Inc. (b)                       $185,000          185,000
     Other                                                         244,000          171,000
                                                                   429,000        1,606,000
     Less allowance for losses                                           0          750,000
                                                                   429,000          856,000
     Less current amounts                                          391,000          856,000
     Long-term portion                                          $   38,000       $        0

     (a) During fiscal 1996, the Company sold this note receivable for $500,000. The terms of the sale provide an option for the Company's repurchase of the note. As a result of the sale, the value of the note was reduced by $750,000 as of June 30, 1995 to the proceeds received. The Company sold its option plus 315,000 common shares for $100,000 cash, thereby recognizing a corresponding gain during fiscal 1996.

     (b) The note was secured by a security interest granted to the Company in certain gold, silver and bronze coins recovered from the sunken ship, RMS Titanic. Subsequent to the balance sheet date, litigation concerning this note was settled whereby the Company will receive monthly payments of $12,856 beginning in October, 1996.

LS CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended June 30, 1996, 1995 and 1994

5.   Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets at June 30, 1995 include approximately $151,000 relating to the Company's gaming license and initial employee licensing fees for its Tinian Casino. These amounts were written off when the casino was closed in December, 1995.

6.   Goodwill

     Since its acquisition of Papone's Palace in June of 1993, Papone's has not achieved the level of revenues and operating results expected at the time of acquisition. In the 1994 fiscal year, the Company determined, based on an increasing level of competition in the Colorado gaming market, which it believes has and will continue to adversely impact Papone's results, that its projected results would not support the future amortization of the Company's remaining goodwill balance of $1,798,000. The methodology used by management to assess the recoverability of goodwill was to project results of operations for the remaining life of the goodwill as of June 30, 1994, 11 years, based on its actual results for fiscal 1994 and its best estimate of expected future results. Based on the projected amount and trend of losses throughout the period, the Company reduced the carrying value of its goodwill to $400,000 through a charge to operations in the fourth quarter of fiscal 1994. In the 1995 fiscal year, the Company determined that the future cash flows of Papone's would not support the future amortization of the remaining goodwill, thereby resulting in the write-off of the remaining unamortized balance of approximately $349,000.

     Goodwill consists of the following (in thousands):

                                                                        Accumulated
                                                             Gross      Amortization       Net
     Balance at June 30, 1993                               $ 3,094                        $ 3,094
     Reduction in purchase price                             (1,132)                        (1,132)
     Amortization                                                          $(164)             (164)
     Writedown of goodwill                                   (1,398)                        (1,398)
     Balance at June 30, 1994                                   564         (164)              400
     Amortization                                                           ( 51)           (   51)
     Writedown of goodwill                                   (  564)         215            (  349)
     Balance at June 30, 1995                               $     0        $   0           $     0

LS CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended June 30, 1996, 1995 and 1994


7.   Property Held for Sale

     In connection with the Company's previously planned development of a proposed casino in Biloxi, Mississippi, two barges were purchased in fiscal year 1994 for an original price of $1,560,000. During the 1994 fiscal year, the Company changed development plans in Biloxi, and as a result, no longer required the barges. During the fourth quarter of fiscal 1994, the Company reduced the carrying value of the barges to management's estimate of their net realizable value of $1,035,000 as of June 30, 1994. Subsequent to June 30, 1995, the Company sold the barges for approximately $926,000. The additional loss was recorded in fiscal 1995.

8.   Capitalized Lease Obligations

     Papone's leased 140 gaming devices at June 30, 1995 under two separate capital lease obligations which are included in the accompanying balance sheet as gaming equipment in the amount of approximately $1,100,000, net of accumulated depreciation of approximately $545,000.

     During fiscal 1996, the Company sold these leased gaming devices to two creditors of the Company and an unrelated third party in three separate transactions, whereby the remaining balance of these capital leases were paid in full by these purchasers. As a result of the above sale, the Company recorded a loss of $320,000 which is included in operations in fiscal 1996.

LS CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended June 30, 1996, 1995 and 1994


9.   Notes Payable

     Notes payable consists of the following:

                                                      1996              1995
    Note payable to a former 24.5% owner
     of Papone's.  In September, 1996, the
     creditor agreed to restructure the note
     and no terms have been agreed upon.            $410,000          $410,000
    Secured Convertible Senior debenture dated
     10/5/94, due 1/31/95, in default, interest
     rate is maximum allowed under the laws of
    State of Colorado, or 46%, secured by
     substantially all the assets
     of Papone's (see (1) below)                   1,136,000         1,000,000
    Promissory note payable, interest payable
     monthly at 10%, monthly principal payments
     equal to 12.5% of the net cash flow of the
     Company's Tinian operation or $83,333,
     whichever is greater (see (2) below)                             417,000
    Other                                             12,000          239,000
                                                   1,558,000        2,066,000
    Less current portion                           1,558,000        1,836,000
    Long-term portion                             $     0            $230,000

      (1) The Secured Convertible Senior debenture, which was in default at June 30, 1995 and June 30, 1996, was restructured on August 5, 1996. The related agreement sets forth, among other things, certain required payments of approximately $129,000 in the fall of 1996.
           As of October 3, 1996, the Company did not have sufficient funds to pay this balance. Such payment is comprised of: (i) interest on the restructured balance of $1,136,000 at a rate of 20% and (ii) repayment of principal of $50,000. The restructuring also involves the transfer of a 7% interest in a land and building lease in Fowler, California currently valued at $590,000 and carried on the books at $0.

LS CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended June 30, 1996, 1995 and 1994

9.   Notes Payable (continued)

     The 24.5% minority owner of the Company's remaining casino property located in Colorado has challenged the authority of the Company to execute the restructuring agreement. The Company is attempting to obtain a declaratory judgment to allow the Company to proceed. If no events of default have occurred during the two-year period ending August 5, 1998, the holder has agreed to forgive the remaining accrued default interest of $131,000, plus reduce the interest rate on the remaining balance from 46% to 20%, beginning August 5, 1996.

(2)  During fiscal 1996, this promissory note was paid in full.

10.   Notes and Advances Payable to Related Parties

     Notes payable to officers and directors at June 30, 1996 totaled $397,000, including accrued salaries to officers of $137,000, notes payable to officers and directors of $200,000 and advances by the 24.5% minority owner of Papone's of $60,000.

11.  Accounts payable and accrued expenses

     The following is a summary of accounts payable and accrued expenses at June 30, 1996 and 1995:

                                              1996              1995
     Architectural fees                     $306,000           $306,000
     Legal fees                              246,000            546,000
     Equipment purchases                                        672,000
     Gaming license - Tinian                 270,000            270,000
     Accrued interest                        788,000            183,000
     Trade payables                        1,067,000          1,343,000
                                          $2,677,000         $3,320,000

          At June 30, 1996, the Company was delinquent with respect to most of these liabilities.

LS CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended June 30, 1996, 1995 and 1994

12.  Income Taxes

     Net operating losses of approximately $25,000,000 to date are expected to be sharply restricted per Internal Revenue Code Section 382, due to the significant change in ownership in October, 1996. A valuation allowance has been recorded for the full amount of all deferred tax assets. See
     Note 20.

13.  Redeemable Preferred Stock

     In June, 1994, the Company issued 220 shares of Series 1994-1 Convertible Preferred Stock for $1,970,000. During the 1996 and 1995 fiscal years, the preferred stock was converted into 26 and 140 shares, respectively, of preferred stock into the Company's common stock. As a result of these conversions, the Company issued approximately 18,000 and 67,000 shares of common stock of the Company, valued at $1,400,000 and $200,000, respectively, The 54 remaining shares of preferred stock subject to mandatory cash redemption as of June 28, 1996 in the amount of $540,000 have been classified as a current liability in the consolidated financial statements. As of October 3, 1996, this amount was still unpaid.

14.  Stockholders' Equity

     Stockholders of the Company voting at a special meeting held June 17, 1996 authorized a 1-for-25 reverse split of the Company's common stock.

15.  Stock Options and Warrants

     The Lone Star 1993 and 1995 Stock Option Plans provides for the grant of incentive stock options qualifying under the Internal Revenue Code to officers and other employees of the Company, the grant of non-qualified options to directors, employees and consultants of the Company, and opportunities for directors, officers and employees and consultants of the Company to make purchases of stock in the Company. The plan is administered by a committee of the Board of Directors of the Company. The committee has substantial discretion pursuant to the plan to determine

LS CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended June 30, 1996, 1995 and 1994


15.  Stock Options and Warrants (continued)

     the persons to whom options may be granted and also to determine the amounts, time, price, exercise terms, and the restrictions imposed in connection therewith. Options are non-assignable and carry certain anti-dilution provisions concerning stock dividends, stock splits, consolidations, mergers, recapitalization and reorganizations. Up to 160,000 shares of common stock of the Company has been authorized for issuance pursuant to the plan.

     Information about grants pursuant to the plan and warrants granted is as follows:

                                               Options  Warrants   per share
            Outstanding at June 30, 1993        28,100             $1.45 - 137.50
            Granted                             40,000   41,200    81.25 - 150.00
            Forfeited                          ( 6,520)            78.12 - 125.00
            Exercised                          ( 8,800)             1.45 -  78.13
            Outstanding at June 30, 1994        52,780   41,200    78.13 - 137.50

            Granted                             48,160   76,800    28.00 -   96.88
            Forfeited or expired               (21,220) (12,000)   15.63 -  121.88
            Outstanding at June 30, 1995        79,720  106,000    15.63 -  137.50

            Forfeited or expired               (45,320)            15.63 -  137.50
            Outstanding at June 30, 1996        34,400  106,000    15.63 -  150.00


          At June 30, 1996, 18,420 of the 34,400 options outstanding are currently exercisable, and all outstanding options expire by the year 2006. In August, 1996, an additional 76,000 warrants to purchase common stock were granted at prices ranging from $.40 to $5.00 per share.

LS CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended June 30, 1996, 1995 and 1994


16.  Related Party Transactions

     In addition to transactions described elsewhere, the Company loaned $1,000,000 to two officers on a short-term basis during fiscal 1994. The promissory notes and accrued interest at 10% and were due and payable on June 30, 1995. By mutual agreement during fiscal 1994, the two officers repaid the promissory notes by exchanging 291,000 shares of common stock of the Company which it owned, with the value of such shares having been based upon the market value of the Company's common stock on the date tendered for cancellation.

17.  Site Development Costs

     From its inception, the Company has acquired interests in or control over a number of opportunities in the gaming industry. Due to lack of funding, zoning, and other problems, investments in the following properties failed, and the related purchased properties were sold and options to acquire, if any, have expired. A summary of the related sale losses and costs written off are as follows:

                                          1996             1995          1994
       Las Vegas sites:
         Chaparral Hotel                                   $519,000
         Former Granada Inn and
         Malibu restaurant                                  288,000
       Mississippi sites:
         Biloxi                                           2,618,000       1,790,000
         Pine Hills and Bay St. Louis                       485,000
       Tinian casino                      $ 656,000
       Related consulting and travel
           expense                                                        1,458,000
       Other                                273,000
                                         $  929,000      $4,259,000      $3,248,000

LS CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended June 30, 1996, 1995 and 1994



18.  Commitments and Contingencies

     As a result of the failed investment attempts described above, and other business investment transactions, the Company has been sued by a number of entities during the past few years. Several of the lawsuits have been settled without significant cost to the Company in fiscal 1996. A summary of the outstanding litigation that has a reasonably possible adverse effect on the Company, and has not been settled as of October 3, 1996 is as follows:

                    Chaparral Hotel (Las Vegas) - a lawsuit filed by
                         TPM Financial, Inc.
                    Mississippi Pine Hills casino site - a lawsuit
                         filed by Mississippi Ventures, II

     The TPM Financial, Inc. suit is for unpaid rent on the hotel lease of $125,000 (see Note 19) and the Mississippi Ventures, II, lawsuit is for the return of a $100,000 deposit they gave the Company, pending the successful development of the Pine Hills casino site, which never happened. The Company has accrued no losses on these lawsuits.

     Various subsidiaries of the Company are also parties to several other lawsuits resulting from the various failed ventures from the past three years. Management believes that the likelihood of significant losses on the above lawsuits is remote, and that any reasonably possible future losses in aggregate are not significant.

19.  Foreign Operations

     Revenue from the Company's Tinian casino located in the Mariana Islands, totaled approximately $784,000 and $508,000 in fiscal 1996 and 1995, respectively. Net operating losses from this operation totaled $2,098,000 and $1,316,000 in fiscal 1996 and 1995, respectively. The casino was closed permanently in December, 1995.

LS CAPITAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended June 30, 1996, 1995 and 1994


20.  Subsequent Events

     (a) Subsidiary Bankruptcy - The Company filed a Chapter 7 liquidation federal bankruptcy on August 30, 1996, of its Lone Star Casino Corporation of Nevada, Inc. subsidiary, which operated the Las Vegas hotel restaurant operation. This wholly-owned subsidiary has no current operations, $150,000 in assets and $400,000 in uncontested third-party liabilities. The Company expects no creditor objections significant to the Company as a whole.

     (b) Relocation of Corporate Offices - The Company relocated its corporate offices to west Houston, Texas on October 1, 1996 into office space being leased for a two-year period at an annual rental of $13,000.

     (c) Ownership Change - On October 1, 1996, under a plan approved by stockholders in the annual meeting held June 17, 1996, the Company authorized the issuance of 6,068,796 shares of common stock to the Company's three officers and directors to satisfy $289,000 in various debts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        On September 3, 1996, the Company engaged Malone & Bailey, PLLC, independent certified public accountants, Houston, Texas, as its auditors for the fiscal year ended June 30, 1996.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The directors and executive officers of the Company are as follows:

        Name                     Age                Positions
  Paul J. Montle                  48             Chairman of the Board,
                                                 President and Chief Executive
                                                 Officer

  C. Thomas Cutter                56             Director

  Kent E. Lovelace, Jr.           60             Director

  Roger W. Cope                   55             Director

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

          C. Thomas Cutter has served as a Director of the Company since December 1992. Since 1968, he has served as President, Director and sole shareholder of Cutter Fire Brick Co., Inc., which is engaged in the repair and maintenance of industrial heat enclosures. Since 1975, Mr. Cutter has served as President, Director and sole shareholder of both Cutter Ceramics, Inc, a manufacturer and distributor of art clay, and ADC Supply Corp., a distributor of industrial insulation materials. Since 1985, Mr. Cutter has served as President, Director and sole shareholder of Cutter Northern Refractories, Inc., which is engaged in the repair and maintenance of industrial heat enclosures.

          Kent E. Lovelace, Jr. has served as a Director of the Company since August 1993. Since 1975, he has served as President and Chief Executive Officer of Equitrust Mortgage Corporation, formerly Hancock Mortgage Corporation.

          Roger W. Cope has served as a Director of the Company since 1993. He now serves as Vice President Business Development with Lamb Technicon Machining Systems. From June 30, 1993 until January 16, 1996, Mr. Cope served as President of the Company and Manager of Papone's Palace, Ltd. Liability Co. During 1991 and 1992, he served as Director of Strategic Planning for the Applied Technology Division of Litton Systems, Inc., a provider of electronic warfare products to the defense industry. From 1986 to 1991, Mr. Cope served as President of Cope Development Corp., a privately-held consulting firm. He also serves as a Director of Waste Recovery, Inc., a publicly-held corporation engaged in specialized resource recovery.

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

          Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's officers and directors, and person who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish the Company with copies of all such Section 16(a) forms. Based solely on its review of the copies of such forms received by it and written representations from certain reporting person, the Company believes that, during the period of July 1, 1995 through June 30, 1996, each of its officers or directors and greater than ten percent stockholders complied with all such applicable filing requirements.

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

The Compensation Committee:
Kent E. Lovelace, Jr.
C. Thomas Cutter

Summary Compensation Table

The following table sets forth the compensation paid by the Company and its subsidiaries to the Chief Executive Officer and the other four most highly compensated executive officers whose total annual salary and bonus for the fiscal year ended June 30, 1996, 1995 or 1994 exceeded $100,000 for services in all capacities to the Company and its subsidiaries.

                         Summary Compensation Table (1)

                                               Annual                     Long-Term
                                             Compensation                 Compensation

          (a)            (b)        (c)        (d)           (e)              (g)
                                                             Other         Securities
       Name and       Fiscal                                 Annual        Underlying
        Principal      Year                                  Compen-       Stock Options
        Position      Ended      Salary       Bonus          sation        (no.of shares)

Paul J. Montle      6/30/96     $169,062
Chairman and        6/30/95      375,000                       (2)            225,000
Chief Executive     6/30/94      182,500                       (2)            100,000
Officer

Roger W. Cope       6/30/96       22,833(7)
Former President    6/30/95      250,000      50,000           (2)            225,000
and Chief           6/30/94      150,000                       (2)            400,000
Operating
Officer

Paul V. Culotta     6/30/96        7,500(6)
Former              6/30/95       75,000      50,000           (2)
Executive Vice      6/30/94       85,000      50,000           (2)             50,000
President and
Chief Financial
Officer

Robert L. Kelley    6/30/95       20,000(5)   25,000
Former Vice         6/30/94      100,000      25,000           (2)             50,000
President,
Operations

Othon I. Herrera    6/30/96        2,500(4)
Former Vice         6/30/95      120,000      25,000           (2)            100,000
President of        6/30/94       25,000(3)                    (2)            100,000
Marketing

(1) The columns designated by the SEC for the reporting of certain long-term compensation, including awards of restricted stock, long term incentive plan payouts, and all other compensation, have been eliminated as no such awards, payouts or compensation were awarded to, earned by or paid to any specified person during any fiscal year covered by the table.
(2)  Nominal perquisites not meeting the applicable disclosure threshold.
(3) Salary paid for the fiscal year is for the period from employment date to June 30.
(4)  Resigned effective July 31, 1995.
(5)  Resigned effective August 31, 1994.
(6)  Resigned effective November 15, 1994.
(7) Effective August 1, 1995 voluntarily accepted a 50% reduction in annual salary, and resigned effective January 16, 1996.

          Stock Option Grants

The Company did not grant any stock options during the fiscal year ended June 30, 1996. The Company has not granted stock appreciation rights ("SAR's") of any kind.

          Option Exercises/Value of Unexercised Options

The following table sets forth the number of securities underlying options exercised during the fiscal year ended June 30, 1996 and the value realized upon such exercise, the number of securities underlying options exercisable and unexercisable at June 30, 1996, and the value at June 30, 1996 of exercisable and unexercisable in-the-money options remaining outstanding as to each executive officer named in the Summary Compensation Table. No named executive officer has been granted any SAR's. The "Value Realized" column reflects the difference between the market price on the date of exercise and the exercise price for the option for all options exercised. Thus, the "Value Realized" does not necessarily reflect what the executive officer might receive, should he choose to sell the shares acquired by the option exercise, because the market price of the shares so acquired may at any time be higher or lower than that price on the exercise date of the option.

               Aggregated Option Exercises in Last Fiscal Year and
                         Fiscal Year End Option Values

     (a)              (b)            ( c)                    (d)                    (e)
                                                 Number of Securities
                   Number of                    Underlying Unexercised      Value of Unexercised
                    Shares                      Options at June 30, 1996      In-the-Money Options
                   Acquired          Value        (Number of Shares)        at June 30, 1996 ($)(2)
     Name         On Exercise       Realized    Exercisable Unexercisable  Exercisable Unexercisable
                                      (1)
Paul J. Montle     None                0           4,200         8,800          (2)         (2)
Roger W. Cope      None(3)             0           9,600         6,400          (2)         (2)
Paul Culotta       None(4)             0
Roger Kelley       None(5)
Othon I.Herrera    None(6)

(1) Based upon the difference between the closing bid price of the Common Stock on the NASDAQ Stock Market on the date of exercise and the exercise price of the options.
(2) The closing bid price of the Common Stock on June 28, 1996 on the NASDAQ Stock Market was $1.50 per share which was less than the exercise price of all options reported in the table.
(3)  Mr. Cope resigned effective January 16, 1996.
(4)  Mr. Culotta resigned effective November 15, 1994.
(5)  Mr. Kelley resigned effective August 15, 1994.
(6)  Mr. Herrera resigned effective July 31, 1995.

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

                                    [GRAPH]

                 LS Capital Corporation   NASDAQ Composite Index   GAX Gaming Index
           5/93              100                       100                100
           6/93              137                       103                106
           6/94               63                       103                 71
           6/95               17                       136                106
           6/96                2                       173                132

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The Company had outstanding 1,721,000 shares of Common Stock at the close of business on June 30, 1996. The following table sets forth certain information as of the Record Date concerning the beneficial ownership of the Common Stock
(i) by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock; (ii) by each director; (iii) by each executive officer named in the Summary Compensation Table under "Executive Compensation," below; and (iv) by all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

                                                         Shares of
                                                       Common Stock
                                                   Beneficially Owned (1)
Name and Address of Beneficial Owner             Number             Percent
Richard D. Corley                                88,100              5.1%
1101 Main
Peoria, Illinois 61606

Paul J. Montle                                   68,980(2)           4.0%
15915 Katy Freeway, Suite 250
Houston, Texas 77094

Roger W. Cope                                    17,640(3)           1.0%
5663 East Nine Mule Rd.
Warren, Michigan 48901

Kent E. Lovelace, Jr.                            37,700(4)           2.1%
3300 West Beach Street
Gulfport, Mississippi

C. Thomas Cutter                                  6,848(5)           (6)
54 Emerson Road
Waltham, Massachusetts 02254-151

All directors and officers
as a group (six persons)                        130,171(7)           7.6%

(1) Includes shares of Common Stock beneficially owned pursuant to options and warrants exercisable on the Record Date or within 60 days thereafter.

(2) Includes 33,581 shares of Common Stock held by Travis Partners, G.P. in which Mr. Montle has a 51.67% interest and the trust for the benefit of Mr. Montle's children which has a 15% interest, 3,802 shares of Common Stock directly owned; 1,600 shares of Common Stock beneficially owned pursuant to non-qualified stock options currently exercisable and 30,000 shares beneficially owned pursuant to warrants currently exercisable by a limited partnership having Mr. Montle's children as limited partners.

(3) Includes 7,240 shares directly owned; 4,000 shares owned by Mr. Cope's wife; and 6,400 shares beneficially owned pursuant to stock options immediately exercisable.

(4) Includes 10,700 shares directly owned; 12,000 shares owned by Mr. Lovelace's wife; 12,000 shares beneficially owned pursuant to warrants currently exercisable; and 2,000 shares beneficially owned pursuant to stock options immediately exercisable.

(5) Includes 200 shares directly owned; 4,648 shares owned by Mr. Cutter's wife; and 2,000 shares beneficially owned pursuant to stock options immediately exercisable.

(6)  Less than 1%

(7) Includes 82,371 shares directly owned; 38,000 shares beneficially owned pursuant to warrants currently exercisable; and 14,400 shares beneficially owned pursuant to stock options immediately exercisable.

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

                                    PART IV.

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

           (a) Documents filed as part of this report:

               1.   Consolidated Financial Statements:

                    Report of Independent Auditors ......................  22

                    Consolidated Balance Sheets as of June 30,
                    1996 and 1995 .......................................  24

                    Consolidated Statements of Income for the
                    years ended June 30, 1996, 1995 and
                    1994 ................................................. 26

                    Consolidated Statements of Stockholders'
                    Equity for the years ended June 30, 1996, 1995
                    and 1994 ............................................. 27

                    Consolidated Statements of Cash Flow for the
                    years ended June 30, 1996, 1995 and
                    1994 ................................................. 30

                    Notes to Consolidated Financial Statements ........... 33

               2.   Financial Statement Schedules:

                    Schedule II - Valuation and Qualifying
                    Accounts ............................................. 59

3.     Exhibits:

       The following exhibits are filed with this Annual Report or are incorporated herein by reference:

EXHIBIT
NUMBER        DESCRIPTION
------        -----------
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

10.31  Settlement Agreement dated August 5, 1996 by and among the Company, Les
       Alexander, Papone's Palace Acquisition Corporation and Papone's Palace
       Ltd., Liability Co. is incorporated herein by reference from the Company's (SEC File No. 0-21566) Report on Form 10-K for the year ended
       June 30, 1996, Exhibit 10.31

10.32 Absolute Assignment of Membership Interest dated August 20, 1996 executed by the Company in favor of Les Alexander is incorporated herein by reference from the Company's (SEC File No. 0-21566) Report on Form
       10-K for the year ended June 30, 1996, Exhibit 10.32

21.01 Subsidiaries of Registrant is incorporated herein by reference from the Company's (SEC File No. 0-21566) Report on Form 10-K for the year ended
       June 30, 1996, Exhibit 21.01

27.01  Financial Data Schedule

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

                    The Registrant filed a report on Form 8-K dated September 8, 1996, reporting on the change of the Registrant's corporate name and recent reverse stock split, the discontinuance of operations at the Registrant's Tinian casino, the restructuring of certain of the Registrant's debt, the bankruptcy filing of a certain subsidiary of the Registrant, and the engagement of Malone & Bailey, PLLC, as the Registrant's independent accountants.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LS Capital Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LS CAPITAL CORPORATION
                                                (Registrant)


                                         By: /s/ Paul J. Montle
                                            -----------------------------
                                             Paul J. Montle,
                                             Chief Executive Officer

Dated:      December 5, 1996

                                   SCHEDULE II

LS CAPITAL CORPORATION AND SUBSIDIARIES
Years ended June 30, 1996, 1995, and 1994

Valuation and Qualifying Accounts

                                                         Additions
                                     Balance at         charged to                       Balance at
                                    at beginning        costs and        Deductions        end of
                                      of period          expenses         describe         period

1996 Fiscal Year

Note receivable from 24.5%
  minority shareholder of
  Papone's                           $800,000                                              $800,000

Note receivable from landlord
  of proposed site                    750,000                             $750,000(1)
                                    1,550,000                              750,000          800,000
1995 Fiscal year

Note receivable from 24.5%
  minority shareholder of
  Papone's                           $800,000                                              $800,000

Note receivable from landlord
  of proposed site                                       750,000                            750,000
                                      800,000            750,000                          1,550,000

1994 Fiscal Year

Note receivable from 24.5%
  minority shareholder of
  Papone's                                              $800,000                           $800,000

Note receivable from
 Cambridge Financial
 Corporation                                             500,000           500,000(1)
                                                       1,300,000           500,000          800,000

(1)  Amounts were written off during the year

                                 EXHIBIT INDEX


27  --  Financial Data Schedule