Form 10-Q
period 1996-12-31
LS CAPITAL CORP
filed 1997-02-14
CIK 897545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington,  DC  20549

FORM 10-Q

[X] 	Quarterly report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
	    For the quarterly period ended:  December 31, 1996

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
	   For the transition period from _______ to _________

Commission file number: 	 0-21566


                 LS CAPITAL CORPORATION
        (Exact name of registrant as specified in its charter)


         	 Delaware	 			                         84-1219819
(State or other jurisdiction of                (IRS Employer
incorporation or organization)               Identification No.)

15915 Katy Freeway, Suite 250, Houston, Texas        77094
(Address of principal executive officer)            (Zip Code)

_____________________________________________________________
(Former name, address and fiscal year, if changed since last report)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes X    No  ___

APPLICABLE ONLY TO CORPORATE ISSUERS

	The number of shares of common stock, $0.01 par value, outstanding as of December 31, 1996 according to the records of the registrant's registrar and transfer agent, was 9,040,000.

LS CAPITAL CORPORATION AND SUBSIDIARIES
QUARTER ENDED DECEMBER 31, 1996

INDEX
PART I.		FINANCIAL INFORMATION                                  	Page

	Item 1.		Financial Statements

			Condensed consolidated financial statements of
			Lone Star Casino Corporation and Subsidiaries:

			Balance sheets at December 31, 1996 and June 30, 1996           3

			Statements of operations for the three
			months ended December 31, 1996 and 1995                         4

			Statements of operations for the six
			months ended December 31, 1996 and 1995                          5

			Statements of cash flow for the six
			months ended December 31, 1996 and 1995                          6

			Notes to condensed consolidated financial statements             7

	Item 2.		Management's discussion and analysis of financial
			condition and results of operations                              8

PART II.	OTHER INFORMATION

Item 2.		Changes in securities                           						     9

Item 6.		Reports on From 8-K                                        9

SIGNATURES		                              							                  10

PART 1.
FINANCIAL INFORMATION

Item 1.
Financial Statements

LS Capital Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                              December 31,    June 30,
                                                 1996          1996
ASSETS
Current assets:
   Cash and cash equivalents               $    37,000   $     139,000
   Receivable - affiliated party, net          249,000         249,000
   Receivable - unaffiliated parties, net      674,000         391,000
   Prepaid expenses and other                   23,000          25,000
Total current assets                           983,000         804,000

Property and equipment, net                  1,800,000       1,929,000

Other assets:
   Organization costs, net                      24,000          29,000
   Other non-current assets                      5,000          47,000
                                                29,000          76,000
                                           $ 2,812,000    $  2,809,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of notes payable       1,565,000       1,558,000
   Notes payable to affiliates                 117,000         397,000
   Accounts payable and accrued expenses     2,240,000       2,677,000
   Redemption payable - redeemable
     preferred stock                           540,000         540,000
       Total current liabilities             4,462,000       5,172,000

Stockholders' equity:
   Common stock                                 90,000          17,000
   Additional paid-in capital               23,883,000      23,141,000
   Note receivable from stock sales            (93,000)
   Accumulated deficit                     (25,530,000)    (25,521,000)
                                            (1,650,000)     (2,363,000)
Commitments, contingencies and other matters
                               $             2,812,000       2,809,000

See accompanying notes to unaudited condensed consolidated financial statements

LS Capital Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                              Three Months Ended
                                                 December 31
                                               1996            1995
OPERATING REVENUES
   Gaming                                 $      -       $   967,000
   Food, beverage, etc.                          -           104,000
                                                 -         1,071,000
OPERATING EXPENSES
   Gaming                                      1,000         915,000
   Food, beverage, etc.                       31,000          75,000
   General and administrative                263,000         554,000
   Depreciation and amortization              69,000         142,000
                                             364,000       1,686,000
 OPERATING LOSS                             (364,000)       (615,000)

OTHER INCOME AND EXPENSE
   Interest expense, net                    (173,000)        (66,000)
   Gain on sale of properties                233,000
   Other, net                                    -            (8,000)
                                              60,000         (74,000)
INCOME (LOSS) BEFORE DIVIDENDS ON
   PREFERRED STOCK                          (304,000)       (689,000)

Dividends on preferred stock                                   9,000

NET INCOME (LOSS)                       $   (304,000)     $ (698,000)

NET LOSS PER COMMON SHARE                      (0.05)          (0.69)

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                              6,360,000       1,012,000

See accompanying notes to unaudited condensed consolidated financial statements

LS Capital Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                               Six Months Ended
                                                 December 31
                                               1996          1995
OPERATING REVENUES
   Gaming                                 $   224,000   $ 1,569,000
   Food, beverage, etc.                        16,000       276,000
                                              240,000     1,845,000

OPERATING EXPENSES
   Gaming                                      41,000     1,882,000
   Food, beverage,  etc.                       81,000       102,000
   General and administrative                 579,000     1,443,000
   Depreciation and amortization              142,000       288,000
                                              843,000     3,715,000
OPERATING LOSS                               (603,000)   (1,870,000)

OTHER INCOME AND EXPENSE
   Interest expense, net                     (233,000)     (124,000)
   Gain on transfer of partnership interest
     to creditor                              590,000
   Gain on sale of properties                 233,000
   Other, net                                   2,000       (13,000)
                                              592,000      (137,000)
INCOME (LOSS) BEFORE DIVIDENDS ON
   PREFERRED STOCK                            (11,000)   (2,007,000)

Dividends on preferred stock                                 18,000

NET INCOME (LOSS)                       $     (11,000) $ (2,025,000)

NET LOSS PER COMMON SHARE               $       (0.00) $      (2.02)

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                              4,064,000     1,002,000

See accompanying notes to unaudited condensed consolidated financial statements

LS Capital Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Six Months Ended
                                                December 31
                                               1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                $   (11,000)  $ (2,025,000)
   Adjustments:
      Depreciation and amortization            141,000        264,000
      Reduction in accrued interest
        arising from gain on transfer
        of partnership interest to
        creditor                              (590,000)
      Other                                     85,000         53,000
NET CASH USED BY OPERATING ACTIVITIES         (375,000)    (1,708,000)

CASH FLOWS OF INVESTING ACTIVITIES
   Residual payments from sale of board
     game rights                              (121,000)
   Collection of note receivable                              595,000
   Collection of receivable from sale
     of securities                             102,000
   Capital expenditures - net                  (12,000)       (92,000)
   Increase in deposits and other assets      (217,000)     1,118,000
     Cash (used) provided by investing
        activities                            (248,000)     1,621,000

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments of notes payable                (462,000)
   Repayment of notes payable to affiliates                  (200,000)
   Proceeds from issuance of common stock,
     net                                       721,000        381,000
   Decrease in capital lease obligations, net                 (35,000)
        Cash provided by financing activities  521,000       (116,000)

DECREASE IN CASH AND CASH EQUIVALENTS         (102,000)      (203,000)

CASH AND CASH EQUIVALENTS
   Beginning of period                         139,000        337,000
   End of period                           $    37,000   $    134,000

SUPPLEMENTAL CASH FLOW INFORMATION
   Dividends on preferred stock                          $     18,000
   Common stock issued for:
      Prepaid legal and other services     $   215,000
      Reduction in accounts payable            138,000

See accompanying notes to unaudited condensed consolidated financial statements

LS CAPITAL CORPORATION  AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 1996

1.	The accompanying unaudited condensed consolidated financial statements
have been prepared in 	accordance with generally accepted accounting
principles for interim financial information. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements and accompanying notes to the consolidated financial statements for the fiscal year ended June 30, 1996, included in the Company's Annual Report on Form 10-K. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited consolidated financial statements has been omitted.

	In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results for the unaudited six months ended December 31, 1996 and 1995. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

2.	Certain reclassifications have been made to prior period financial statements to conform with current period presentations.

3.During the period from October 1, 1996 to December 31, 1996, the Company has issued 500,000 shares of its common stock outside the United States pursuant to Regulation S, an exemption from federal registration of securities. The shares were sold at an average gross price per share of $.19 with the Company receiving a note receivable having an unpaid balance of approximately $93,000 as of December 31, 1996.

4.Under the terms of a restructuring of the Company's Secured Convertible Senior Debenture effective August 5, 1996, the Company transferred a partnership interest to the creditor valued at $590,000 (carried on the books at $0) and recorded a gain during the six months ended December 31, 1996, with a corresponding reduction in accrued interest. During December, 1996, the creditor notified the Company that foreclosure had been posted on Papone's Palace due to a default under the terms of the restructuring.
The default arose in that the Company was unable to secure a declaratory judgment within 120 days of August 5, 1996 in the lawsuit by the minority partner of Papone's Palace challenging the Company's authority to execute the restructuring agreement. The Company is involved in discussions with the creditor in an effort to forestall the foreclosure.

5. During October, 1996, under a plan approved by stockholders in the annual meeting held on June 17, 1996, the Company issued 6,087,797 shares of common stock to the Company's officers and directors to satisfy $285,000 in various debts.

6. On November 4, 1996, the Company agreed to issue 500,000 shares of common stock to three foreign nationals pursuant to the exemption provided by Regulation S, in consideration of the transfer of mining claims and precious metal extraction technology to the Company's newly formed subsidiary, Griffin Gold Group, Inc.

7. During November, 1996, the Company sold its rights to market and manufacture football and other board games receiving $100,000 cash and residual payments of $140,000 over seven months ($40,000 having been received as of the date of this filing) plus royalties of 3-5% on future product sales payable quarterly. The Company recorded a gain on this sale of approximately $215,000 during the quarter ended December 31, 1996.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

Significant Events

During the quarter ended December 31, 1996, the Company adopted a significant change in its corporate direction. It has decided to focus its efforts on developing precious metals mining prospects, with each project undertaken in a separate corporate subsidiary. Currently, the Company has two majority-owned precious metals/mining subsidiaries, Griffin Gold Group, Inc. and Desert Minerals, Inc. and both have received assignments of mining claims and non-exclusive licenses to use proprietary mineral extractiion technology. These subsidiaries are in the developmental stage and will require minimal capital. To implement this strategy and finance these projects, the Company intends to establish a public trading market in the shares of each subsidiary, via an initial public offering and/or a "spin-off" of the subsidiaries' shares to the Company's shareholders in calendar year 1997 so they can do their own financing. As this strategy is implemented, the Company will essentially become a holding company owning large shareholdings in each subsidiary. The Company hired a consultant to manage such activity and maximize value for its shareholders. The Company has not received the report from the consultant but such report which may include converison to closed-end non-diversified investment holding company status.

As a result of the above decision, the Company also decided to dispose of all its non-essential assets and sold the Clutch Games business for $240,000 in November, 1996.

Material Changes in Financial Condition

At December 31, 1996, the Company has a working capital deficiency of $3,479,000 compared to a deficit of $4,368,000 at June 30, 1996. The decrease in the deficiency was primarily due to the sale of the Company's rights to market and manufacture football and other board games as well as the retirement of amounts due to certain officers and directors by the issuance of common stock.

The Company's Secured Convertible Senior Debenture was restructured on
August 5, 1996. The Company transferred a partnership interest to the creditor valued at $590,000 (carried on the books at $0) and recorded a gain during the six months ended December 31, 1996, with a corresponding reduction in accrued interest. The restructuring agreement sets forth, among other things, certain required payments of approximately $129,000 in the fall of 1996. The Company paid approximately $25,000 and began discussions as to an amended repayment schedule. The creditor notified the Company in December, 1996 that foreclosure had been posted on Papone's Palace due to a default under terms of the restructuring. The default arose in that the Company was unable to secure a declaratory judgment within 120 days of August 5, 1996 in the lawsuit by the minority partner of Papone's Palace challenging the Company's ability to execute the restructuring agreement.
The Company is involved in discussions with the creditor in an effort to forestall the foreclosure.

Management believes that it can obtain the funds necessary to meet its working capital needs for the remainder of fiscal 1997 primarily through the sale of common stock, from the sale of other non-revenue producing assets and from the collection of debts due to the Company..

Material Changes in Results of Operations

Three Months Ended December 31, 1996 and 1995

The Company incurred a net loss of $304,000 or $.05 a share, as compared to $698,000 or $.69 per share for the comparable period in the prior year.
Gaming revenues declined $1,071,000 in the 1996 quarter compared to the 1995 quarter due to the closing of the Company's Papone's Palace casino for the
winter months on September 28, 1996.   Operating expenses likewise declined
$1,322,000 in the 1996 quarter compared to the 1995 quarter primarily due to the closing of Papone's Palace as well as the Las Vegas aadministrative office in the 1995 quarter.

Gain on sale of properties increased $233,000 in the 1996 quarter compared to the 1995 quarter primarily due to the sale of the Company's rights to market and manufacture football and other board games in the 1996 quarter.

Six Months Ended December 31, 1996 and 1995

The Company incurred a net loss of $11,000 or $.00 a share, as compared to $2,025,000 or $2.02 per share for the comparable period in the prior year. Gaming revenues declined $1,345,000 in the 1996 quarter compared to the 1995 quarter due to the closing of the Company's Papone's Palace casino for the
winter months on September 28, 1996.   Operating expenses likewise declined
$2,872,000 in the 1996 quarter compared to the 1995 quarter primarily due to the closing of Papone's Palace as well as the Las Vegas administrative office in the 1995 quarter.

Gain on sale of properties increased $233,000 in the 1996 quarter compared to the 1995 quarter primarily due to the sale of the Company's rights to market and manufacture football and other board games in the 1996 quarter. The Company transferred a partnership interest to the holder of the Company's Secured Convertible Senior Debenture valued at $590,000 (carried on the books at $0) and recorded a corresponding gain during the 1996 six months period.


PART II.	OTHER INFORMATION

ITEM 2.		CHANGES IN SECURITIES

Between October 1, 1996 and October 8, 1996, the Company sold a total of 5,633,796 shares of the Company's common stock to certain officers and directors of the Company (and their assignees) in exchange for the cancellation of certain amounts totaling $265,520 owed by the Company to such officers and directors. The shares were sold pursuant to authority given to the Board of Directors of the Company by the stockholders of the Company at the Company's Special Meeting of Stockholders held on June 17, 1996.

In December, 1996, the Company issued a total of 132,697 shares of the Company's common stock to certain persons who had previously purchased shares from the Company in a private placement. There was some uncertainty as to whether or not the Company had an obligation to register with the U.S. Securities and Exchange Commission the shares sold in the private placements. The 132,697 shares were issued in exchange for a release from all recipients of such shares of all claims that such recipients had or might have against the Company for its failure to so register the shares originally purchased. The 132,697 shares were issued pursuant to the exemption provided for by Regulation D under the Securities Act of 1933, as amended.

ITEM 6.		REPORTS ON FORM 8-K

The Registrant filed a report on Form 8-K dated December 17, 1996 reporting on the issuance of 300,00 and 500,000 shares under the exemption provided by Regulation S.


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

Dated:  February 12, 1997