Form 10-Q
period 1997-03-31
LS CAPITAL CORP
filed 1997-05-15
CIK 897545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington,  DC  20549

FORM 10-Q

[X] 	Quarterly report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
    	For the quarterly period ended:  March 31, 1997

or

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

                       15915 Katy Freeway, Suite 250
                          Houston, Texas 77094
          Address of principal executive offices, including zip code

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock, $0.01 par value, outstanding as of March 31, 1997 according to the records of the registrant's registrar and transfer agent, was 10,764,000.

LS CAPITAL CORPORATION AND SUBSIDIARIES
QUARTER ENDED MARCH 31, 1997

INDEX
PART I.		FINANCIAL INFORMATION
Item 1.		Financial Statements

			Condensed consolidated financial statements of
			LS Capital Corporation and Subsidiaries:

			Balance sheets at March 31, 1997 and June 30, 1996

			Statements of operations for the three months ended March 31, 1997 and
      1996

			Statements of operations for the nine months ended March 31, 1997 and
      1996

			Statements of cash flow for the nine months ended March 31, 1997 and 1996

   Notes to condensed consolidated financial statements

	Item 2.		Management's discussion and analysis of financial
			condition and results of operations

PART II.	OTHER INFORMATION

	Item 2.		Changes in securities


SIGNATURES

PART 1.
FINANCIAL INFORMATION

Item 1.
Financial Statements

LS Capital Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  March 31,     June 30,
                                                    1997         1996
ASSETS
Current assets:
   Cash and cash equivalents                     $   19,000    $ 139,000
   Receivables - affiliated parties, net            249,000      249,000
   Receivables - unaffiliated parties, net          694,000      391,000
   Prepaid expenses and other                        22,000       25,000
         Total current assets                       984,000      804,000

Property and equipment, net                       2,551,000    1,929,000

Other assets:
   Receivable - affiliated party, net                38,000       38,000
   Organization costs, net                           21,000       29,000
   Other non-current assets                          21,000        9,000
                                                     80,000       76,000
                                                 $3,615,000  $ 2,809,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturates of notes payable             1,565,000    1,558,000
   Notes payable to affiliates                      141,000      397,000
   Redeemable convertible preferred stock payable   540,000      540,000
   Accounts payable and accrued expenses          2,493,000    2,677,000
      Total current liabilities                   4,739,000    5,172,000

Stockholders' equity:
   Common stock                                     101,000       17,000
   Additional paid-in capital                    25,324,000   23,141,000
   Receivable for stock sale                        (83,000)       -
   Accumulated deficit                          (26,466,000) (25,521,000)
                                                 (1,124,000)  (2,363,000)
Commitments, contingencies and other matters
                                               $  3,615,000  $ 2,809,000

See accompanying notes to unaudited condensed consolidated financial statements

LS Capital Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three Months Ended
                                                         March 31
                                                     1997        1996
OPERATING REVENUES
   Gaming                                        $     -     $   71,000
   Food and beverage                                   -          5,000
   Mining operations                                   -           -
                                                       -         76,000

OPERATING EXPENSES
   Gaming                                              -        135,000
   Food and beverage, etc.                             -         77,000
   Mining operations                                281,000         -
   General and administrative                       416,000     339,000
   Depreciation and amortization                     68,000     134,000
                                                    765,000     685,000
OPERATING LOSS                                     (765,000)   (609,000)

OTHER INCOME AND EXPENSE
   Interest expense, net                           (131,000)    (26,000)
   Writedown of Tinian facilities                      -       (601,000)
   Other, net                                       (40,000)     98,000
                                                   (171,000)   (529,000)
LOSS BEFORE DIVIDENDS ON
   PREFERRED STOCK                                 (936,000) (1,138,000)

Dividends on preferred stock                            -         9,000

NET LOSS                                         $ (936,000) $(1,147,000)

NET LOSS PER COMMON SHARE                             (0.10)       (1.07)

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                    9,832,000    1,070,480

See accompanying notes to unaudited condensed consolidated financial statements

LS Capital Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Nine Months Ended
                                                         March 31
                                                     1997        1996
OPERATING REVENUES
   Gaming                                         $  224,000 $ 1,639,000
   Food and beverage                                  16,000     282,000
   Mining operations                                     -          -
                                                     240,000   1,921,000

OPERATING EXPENSES
   Gaming                                             41,000   2,016,000
   Food and beverage                                  21,000     179,000
   Mining operations, etc.                           341,000        -
   General and administrative                        995,000   1,783,000
   Depreciation and amortization                     210,000     422,000
                                                   1,608,000   4,400,000
OPERATING LOSS                                    (1,368,000) (2,479,000)

OTHER INCOME AND EXPENSE
   Interest expense, net                            (363,000)   (150,000)
   Writedown of Tinian facilities                       -       (601,000)
   Gain on transfer of partnership interest
      to creditor                                    590,000
   Gain on sale of properties                        175,000
   Other, net                                         20,000      85,000
                                                     422,000    (666,000)
LOSS BEFORE DIVIDENDS ON
   PREFERRED STOCK                                  (946,000) (3,145,000)

Dividends on preferred stock                             -        27,000

NET LOSS                                         $  (946,000)$(3,172,000)

NET LOSS PER COMMON SHARE                              (0.16)      (3.12)

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                     5,959,000   1,018,120

See accompanying notes to unaudited condensed consolidated financial statements

LS Capital Corporation and Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                           March 31
                                                        1997      1996
NET CASH USED BY OPERATING
        ACTIVITIES                                $  (185,000) $ (1,861,000)

CASH FLOWS OF INVESTING ACTIVITIES
   Residual payments from sale of board
      game rights                                     (80,000)
   Collection of notes receivable                                   671,000
   Capital expenditures - mining operations          (143,000)
   Capital expenditures - other                                     (99,000)
   Increase in deposits and other assets             (166,000)    1,151,000
     Cash (used) provided by
         investing activities                        (389,000)    1,723,000

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments of notes payable                                     (424,000)
   Proceeds from notes payable to affiliates           82,000
   Capital contribution by mining investor group      246,000
   Receivable from sale of common stock               (83,000)
   Proceeds from issuance of common stock,
      net                                             209,000       443,000
        Cash provided by financing activities         454,000        19,000

DECREASE IN CASH AND CASH EQUIVALENTS                (120,000)     (119,000)

CASH AND CASH EQUIVALENTS
   Beginning of period                                139,000       337,000
   End of period                                    $  19,000    $  218,000

SUPPLEMENTAL CASH FLOW INFORMATION
   Dividends on preferred stock                           -          27,000
   Capital stock issued for:
      Prepaid legal and other services                385,000
   Mining operation consulting services               212,000
   Reduction of accounts payable                      238,000

See accompanying notes to unaudited condensed consolidated financial statements

LS CAPITAL CORPORATION  AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1997

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results for the unaudited nine months ended March 31, 1997 and 1996. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

2.	Certain reclassifications have been made to prior period financial statements to conform with current period presentations.

3. During the period from October 1, 1996 to March 31, 1997, the Company has issued 800,000 shares of its common stock outside the United States pursuant to Regulation S, an exemption from federal registration of securities. The shares were sold at an average gross price per share of $.21 with the Company receiving cash and a note receivable having an unpaid balance of approximately $93,000 as of March 31, 1997.

4. Under the terms of a restructuring of the Company's Secured Convertible Senior Debenture effective August 5, 1996, the Company transferred a partnership interest to the creditor valued at $590,000 (carried on the books at $0) and recorded a gain during the six months ended December 31, 1996, with a corresponding reduction in accrued interest. During December, 1996, the creditor notified the Company that foreclosure had been posted on Papone's Palace due to a default under the terms of the restructuring.
The default arose in that the Company was unable to secure a declaratory judgment within 120 days of August 6, 1996 in the lawsuit by a minority partner of Papone's Palace challenging the Company's authority to execute the restructuring agreement. A sheriff's sale of the collateral was scheduled to be held on April 25, 1997. In order to forestall the sale, Papone's Palace filed for protection under Chapter 11 of the United States Bankruptcy Code on April 23, 1997 in the Bankruptcy Court of the District of Colorado. Papone's Palace is presently not operating. The Company acticipates being able to reach an agreement with the principal creditor to allow Papone's Palace to reopen for the summer of 1998. Presently, the Chapter 11 case is in its early stages with the statutory waiting period ongoing and no discussions have begun with creditors. The Company anticipates no writedown in the value of the gaming industry assets in connection with the Chapter 11 filing.

5. During October, 1996, under a plan approved by stockholders in the annual meeting held on June 17, 1996, the Company issued 6,087,797 shares of common stock to the Company's officers and directors to satisfy $285,000 in various debts.

6.	During November, 1996, the Company sold its rights to market and manufacture football and other board games receiving $100,000 cash and residual payments of $140,000 over seven months ($65,000 having been received as of the date of this filing) plus royalties of 3-5% on future product sales payable quarterly. The Company recorded a gain on this sale of approximately $175,000 during the nine months ended March 31, 1997.

7.	From November, 1996 through February, 1997, the Company issued 1,100,000 shares of common stock to two groups in connection with the acquisition of gold mining claims in eastern California and precious metal extraction technology . These claims and technology were acquired by two newly formed subsidiaries, Griffin Gold Group, Inc. ("Griffin") and Desert Minerals, Inc. ("DMI"). In connection with Griffin acquisition, the Company agreed to issue 500,000 shares to the investor group whereby the investor group (1) contributed gold mining claims. (2) received 50% of the outstanding common stock of Griffin and (3) was obligated to make a cash contribution of $500,000 to Griffin by June 30, 1997. As of March 31, 1997, the investor group had contibuted approximately $232,000.

DMI was formed with a different investor group whereby the investor group agreed to contribute certain mining claims in exchange for 600,000 shares of common stock.

Valuation of each interest on the Company's books is at investor cost (Griffin) and fair value of the claims (DMI).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

Significant Events

During the current fiscal year, the Company adopted a significant change in its corporate direction. It decided to focus its efforts on developing precious metals mining prospects, with each project undertaken in a separate corporate subsidiary. Currently, the Company has one majority-owned and two wholly-owned precious metals/mining subsidiaries, Griffin Gold Group, Inc., Desert Minerals, Inc. and Shoshone Mining Co., each of which has received assignments of mining claims and non-exclusive licenses to use proprietary mineral extraction technology. These subsidiaries are in the developmental stage and will require minimal capital. To implement this strategy and finance these projects, the Company intends to establish a public trading market in the shares of each subsidiary, via an initial public offering and/or a "spin-off" of the subsidiaries' shares to the Company's shareholders in calendar year 1997 so they can do their own financing. As this strategy is implemented, the Company will essentially become a holding company owning large shareholdings in each subsidiary. The Company has hired a consultant to evaluate the best structure to manage such activity and maximize value for its shareholders. The Company has not received the report from the consultant but such report may include converison to a closed-end non-diversified investment holding company status.

As a result of the above decision, the Company also decided to dispose of all its non-essential assets and sold the Clutch Games business for $240,000 in November, 1996.

Material Changes in Financial Condition

At March 31, 1997, the Company has a working capital deficiency of $3,755,000 compared to a deficit of $4,368,000 at June 30, 1996. The decrease in the deficiency was primarily due to the sale of the Company's rights to market and manufacture football and other board games as well as the retirement of amounts due to certain officers and directors by the issuance of common stock.

The Company's Secured Convertible Senior Debenture was restructured on August
5, 1996. The Company transferred a partnership interest to the creditor valued at $590,000 (carried on the books at $0) and recorded a gain during the six months ended December 31, 1996, with a corresponding reduction in accrued interest. The restructuring agreement sets forth, among other things, certain required payments of approximately $129,000 in the fall of 1996. The Company paid approximately $25,000 and began discussions as to an amended payment schedule. The creditor notified the Company in December, 1996 that foreclosure had been posted on Papone's Palace due to a default under the terms of the restructuring agreement. The default arose in that the Company was unable to secure a declaratory judgment within 120 days of August 5, 1996 in the lawsuit by the minority partner of Papone's Palace challenging the Company's authority to execute the restructuring agreement. A sheriff's sale of the collateral was scheduled to be held on April 25, 1997. In order to forestall the sale, Papone's Palace filed for protection under Chapter 11 of the United States Bankruptcy Code on April 23, 1997 in the Bankruptcy Court of the District of Colorado. Papone's Palace is presently not operating. The Company anticipates being able to reach an agreement with the principal creditor to allow Papone's Palace to reopen for the summer of 1998.
Presently, the Chapter 11 case in its early stages with the statutory waiting period ongoing and no discussions have begun with creditors. The Company anticipates no writedown in the value of the gaming industry assets in connection with the Chapter 11 filing.

Management believes that it can obtain the funds necessary to meet its working capital needs for the remainder of fiscal 1997 primarily through the sale of common stock, from the sale of other non-revenue producing assets and from the collection of debts due to the Company.

Material Changes in Results of Operations

Three Months Ended March 31, 1997 and 1996

The Company incurred a net loss of $936,000 or $.12 a share, as compared to $1,147,000 or $1.07 per share for the comparable period in the prior year. Gaming revenues declined $71,000 in the 1997 quarter compared to the 1996 quarter due to the closing of the Company's Papone's Palace casino for the
winter months on September 28, 1996.   Operating expenses increased $80,000
in the 1997 quarter compared to the 1996 quarter with mining expenses of $281,000 being reduced by lower expenses due to the closing of Papone's Palace.

Six Months Ended March 31, 1997 and 1996

The Company incurred a net loss of $946,000 or $.16 a share, as compared to $3,172,000 or $3.12 per share for the comparable period in the prior year. Gaming revenues declined $1,415,000 in the 1997 quarter compared to the 1996 quarter due to the closing of the Company's Papone's Palace casino for the
winter months on September 28, 1996.   Operating expenses likewise declined
$2,792,000 in the 1997 quarter compared to the 1996 quarter primarily due to the closing of Papone's Palace.

Gain on sale of properties increased $175,000 in the nine months ended March 31,1997 compared to the 1996 period primarily due to the sale of the Company's rights to market and manufacture football and other board games in the 1996 quarter. In addition, the Company transferred a partnership interest to the holder of the Company's Secured Convertible Senior Debenture valued at $590,000 (carried on the books at $0) and recorded a corresponding gain during the nine months ended March 31 1997.


PART II.	OTHER INFORMATION

ITEM 2.		CHANGES IN SECURITIES

On or about February 24, 1997, the Company issued 300,000 shares of the Company's common stock to Kent E. Lovelace, Jr., a director of the Company, and 300,000 shares to a Canadian national. These 600,000 shares were issued in exchange for the assignment of certain mining claims to Desert Minerals, Inc., a subsidiary of the Company. The 600,000 shares were originally issued in reliance on the exemption provided for by Regulation D under the Securities Act of 1933, as amended (the "Act"). However, the issuance of 300,000 shares to the Canadian national qualifies for the exemption provided under Regulation S of the Act. The Company at the request of the related Canadian national is now relying on the exemption provided under Regulation S with respect to the issuance of the 300,000 shares to him due to the advantages to him by doing so, particularly the ability to resell the shares with less constraining restrictions.


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

Dated:  May 14, 1997