Form 10-K
period 1997-06-30
LS CAPITAL CORP
filed 1997-10-14
CIK 897545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 1997        Commission File Number 0-21566

                             LS CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   84-1219819
                      (I.R.S. Employer Identification No.)

              15915 Katy Freeway, Suite 250, Houston, Texas 77094,
                (281) 398-5588 (Address, including zip code, and
                           telephone number, including
             area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                          Common Stock, $.01 Par Value

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The  aggregate  market value of the voting stock held by  non-affiliates  of the registrant on September 30, 1997 was $5,150,000. The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of September 30, 1997 was 12,207,776.

Portions of the registrant's definitive Proxy Statement for its 1997 annual meeting of stockholders (which has not been filed as of the date of this filing) are incorporated by reference into Part III.




                                      INDEX                       Page Number

                                     PART I.

Items 1. & 2.    Business and Properties.                              3

Item 3.          Legal Proceedings.                                   25

Item 4.          Submission of Matters to a Vote of Security Holders. 28

                                    PART II.

Item 5.          Market for the Registrant's Common Equity and Related
                    Stockholder Matters.                                     28

Item 6.          Selected Financial Data.                                    29

Item 7.          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.                     29

Item 8.          Financial Statements and Supplementary Data.                34

Item 9.          Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.                     34

                                    PART III.

Item 10.         Directors and Executive Officers of the Registrant.         35

Item 11.         Executive Compensation.                                     35

Item 12.         Security Ownership of Certain Beneficial Owners and
                    Management.                                              35

Item 13.         Certain Relationships and Related Transactions.             35

                                    PART IV.

Item 14.         Exhibits, Financial Statement Schedules, and Reports
                    on Form 8-K.                                             36



                     ITEMS 1 and 2. BUSINESS AND PROPERTIES.

                                  INTRODUCTION

      LS Capital Corporation f/k/a "Lone Star Casino Corporation" ("Company") was organized in 1992 to develop, own and operate casinos and related resort facilities. During fiscal 1997, the Company adopted a significant change in its corporate direction. It decided to focus its efforts on developing precious metals mining prospects, with each project undertaken in a separate corporate subsidiary. Currently, the Company has three partially-owned precious metals/mining subsidiaries in which the Company holds a significant interest
(separately, a "Subsidiary" and collectively, the Subsidiaries"). The Subsidiaries are Griffin Gold Group, Inc. ("Griffin"), Desert Minerals, Inc. ("DMI") and Shoshone Mining Co. ("Shoshone"), each of which is a Delaware corporation having received rights in certain mining claims and having available to it the ability to use certain proprietary mineral extraction technology. The Subsidiaries are in the developmental stage and are expected to require minimal capital. To implement the Company's new strategy and to finance the
Subsidiaries' respective projects, the Company intends to establish a public trading market in the shares of each Subsidiary, via an initial public offering and/or a "spin-off" of the Subsidiaries' shares to the Company's stockholders in fiscal 1998. If and as this strategy is implemented, the Company may become a holding company owning large shareholdings in each Subsidiary.

         From its inception and until shortly after the start of fiscal 1996, the Company was exclusively in the gaming industry and had generally adhered to an aggressive policy of pursuing attractive gaming opportunities. As a consequence of this policy, the Company acquired interests in or control over a number of gaming opportunities. Early in fiscal 1996, the Company modified this policy, and adopted a policy of focusing more exclusively on the development of the operations of "Papone's Palace" (a limited stakes gaming casino located in Central City, Colorado), while pursuing other gaming opportunities to a much lesser extent. As a result of this new policy, the Company sold, relinquished or divested all of the gaming opportunities in which it owned an interest or over which it had control, other than Papone's Palace (currently, the Company's only gaming operation). On April 23, 1997, the indirect majority-owned subsidiary that owns and operates Papone's Palace filed for bankruptcy under Chapter 11 of the federal bankruptcy laws. This subsidiary has filed a plan of reorganization, and approval of the plan is currently pending. The Company's largest creditor has filed a motion to dismiss the bankruptcy proceeding, and the outcome of this proceeding can not now be determined. Depending on the results of the bankruptcy proceeding, the Company is currently considering establishing a public trading market in the shares of this subsidiary via a "spin-off" of the subsidiary's shares to the Company's stockholders.

         The Company was formed under the laws of the State of Delaware on December 30, 1992 under the name "Lone Star Casino Corporation." Prior to May 3, 1993, the Company was a wholly-owned subsidiary of Viral Testing Systems Corporation ("VTS"), a publicly traded company. The Company became publicly-held through the distribution of its common stock to the stockholders of VTS on May 3, 1993. The Company adopted its current corporate name in June 1996 as a result of the change in its corporate direction as described above.

         The principal executive offices of the Company are located at 15915 Katy Freeway, Suite 250, Houston, Texas 77094, and its telephone number is (281) 398-5588. The Company has three employees at its corporate headquarters, in addition to those employed by the Subsidiaries. The term "Company" as used herein refers to LS Capital Corporation and all of its subsidiaries unless the context otherwise requires.




                                  RISK FACTORS

         In addition to the other information in this Annual Report, the following risk factors, among others, should be considered carefully in evaluating the Company and its business.

History of Losses; Uncertainty of Future Financial Results

         The Company has incurred net losses since its inception and had an accumulated deficit of approximately $25.6 million as of June 30, 1997. Most of these losses are attributable to the Company's effort to become a major competitor in the gaming industry, an industry in which the Company has abandoned future efforts. There can be no assurance that the Company will become profitable or that the Company will be able to raise additional capital if its capital resources become exhausted by losses or expenditures.

Limited Operating History

         The Company has only a limited operating history in the precious mineral exploration and extraction business, the industry in which the Company intends to focus its future business efforts. Accordingly, the Company is subject to all risks inherent in a developing business enterprise. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with a new business in general and those specific to the mineral exploration and extraction businesses and the competitive and regulatory environment in which the Company will operate.

Lack of Mineral Extraction Experience by Management

         No members of the Company's management have ever had any direct experience in the management or operation of any business engaged in the mineral extraction or exploration industry, although members of management have extensive prior experience in the natural resource industry. This lack of experience may make the Company more vulnerable than others to certain risks, and it may also cause the Company to be more vulnerable to business risks associated with errors in judgement that could have been prevented by more experienced management. Management's lack of previous experience in the mineral extraction or exploration industry could have a material adverse effect on the future operations and prospects of the Company.

Industry Risks

         Mineral exploration and extraction (particularly for gold) is highly speculative in nature, frequently is nonproductive, and involves many risks, including, without limitation, unforeseen geological formations, cave-ins, environmental concerns and personal injury. Such risks can be considerable and may add unexpected expenditures or delays to the Company's plans. Moreover, an extended period of time may be needed to develop the Company's mineral properties. Because the market prices of any minerals produced are subject to fluctuation, the economic feasibility of production may change during this period of time of development. Another factor is that the Company will use the evaluation work of professional geologists, geophysicists, and engineers for estimates in determining whether to commence or continue extraction work. These estimates generally rely on scientific estimates and economic assumptions, which in some instances may not be correct, and could result in the expenditure of substantial amounts of money on a property before it can be determined whether or not the property contains economically recoverable mineralization. The Company is not able to determine at present whether or not, or the extent to which, such risks may adversely affect the Company's strategy and business plans. There can be no assurance that the Company's mineral extraction activities will be successful or profitable.

Lack of Proven or Probable Mineral Reserves

         The economic viability of a mineral property cannot be determined until extensive exploration and development have been conducted and a comprehensive feasibility study performed. Although the Company has conducted surface sampling on its mineral properties indicating that precious minerals exist on these properties, the Company has not confirmed the level of existing precious minerals, and the Company has not had any independent testing undertaken to confirm the results of the Company's internal sampling. As a result, the Company has not completed sufficient geological testing to establish proven or probable mineral reserves for its mineral properties. Consequently, the Company has been unable to ascertain with certainty whether adequate minerals reserves sufficient for profitable operations exist. Nonetheless, the Company is continuing with on-going internal testing and is planning on obtaining independent third-party testing as soon as funds are available therefor. Notwithstanding the preceding, management believes that the Company's surface sampling indicates the existence of sufficient mineralization to warrant continued development of the Company's mineral properties. However, there can be no assurance that proven or probable ore reserves will ultimately be established.

Technological Risk Factor

         The ultimate realization of the Company's investment in its mineral properties depends upon the commercial feasibility of the proprietary technology that the Company intends to use in the Company's mineral extraction process.
This technology is new and has been determined to be capable of extracting precious minerals in a laboratory setting. However, the technology must prove capable of producing precious minerals on a larger scale at cost levels that will enable production to occur profitably. There can be no assurance that the technology will prove capable of producing precious minerals at this scale and at these cost levels. The failure of the technology to produce precious minerals at the foregoing scale and cost levels would most likely materially and adversely affect the Company's ability to pursue its business objectives.

Title Matters

         Title to mining properties in the western United States involves certain inherent risks due to the impossibility of determining the validity of unpatented claims from real estate records, as well as the potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mining properties. Although the Company believes it conducted reasonable investigations (in accordance with standard mining industry practice) of the validity of ownership of and the ability of certain holders of certain mining claims to transfer to the Company certain rights and other interests therein, there can be no assurance that it holds good and marketable title to all of its U.S. properties. The Company has conducted limited reviews of title and obtained representations regarding ownership from holders of mineral rights. The Company's practice will be, if possible, to obtain title insurance with respect to its major mineral properties when a decision is made to proceed with large scale mining. This insurance however may not be sufficient to cover loss of investment or of future profits.

Competition

         The precious minerals exploration and extraction business is intensely competitive for resources, equipment and personnel. Many of the Company's principal competitors are substantially larger, have substantially greater resources, and expend considerably larger sums of capital than the Company for exploration, rehabilitation and development. In addition, the gaming industry is intensely competitive. In particular, Papone's Palace (the Company's limited gaming facility located in Central City, Colorado) is engaged in intense direct competition with other limited gaming facilities in neighboring Black Hawk, Cripple Creek and on Native American Reservations in the Southwest part of Colorado.

Limited Diversification

         The Company currently has rights, and for the foreseeable future will have rights, in only a limited number of mineral properties, although the Company intends to acquire additional mineral properties in the future. At the present, the success of the Company depends entirely upon the Company's ability to extract minerals from its current properties on a profitable basis. This limited diversification may make the results of the Company's operations more volatile than they would be if the Company owned or controlled more mineral properties. In addition, the Company currently owns, and for the foreseeable future will own, an interest in only one gaming facility. Again, this limited diversification in the gaming industry may make the results of the Company's operations more volatile than they would be if the Company owned and operated more gaming facilities.

Volatile Market Prices for Gold

         The price of gold will have a material effect on the Company's financial operations. Following deregulation, the market price for gold has been highly speculative and volatile. Since the end of 1987 the price of gold has declined from a high of approximately $500 per ounce to approximately $320 per ounce in September, 1997. Instability in the price of gold may affect the profitability of the Company's operations. No assurances can be given that the Company has or will discover gold mineralization in commercial quantities or, if such mineralization in commercial quantities has been or is hereafter discovered, that gold could be produced at a profit given the recent market price range for gold.

Proposed Changes to Mining Laws

         Legislation has been introduced in prior sessions of the U.S. Congress to make significant revisions to the U.S. General Mining Law of 1872, which would affect the Company's unpatented mining claims on federal lands. Part of the proposed legislation would impose a royalty on gold production. It cannot be predicted if these proposals will become law, However, if a gross royalty becomes law, it would affect the profitability of the Company's precious mineral extraction activities. The current estimates are that a five-percent net profit interest could be the rate of royalty if and when the related legislation is passed.

Insurance Coverage and Uninsured Losses

         The Company has procured insurance covering personal injury, workers' compensation and damage to property and equipment. There can be no assurance that the Company will be successful in maintaining such insurance at rates acceptable to the Company or that such insurance will prove adequate. Moreover, in view of recent trends in damage awards in personal injury lawsuits, insurance apparently adequate at the time of its procurement may prove insufficient to satisfy large losses or judgments against that may subsequently be obtained against the Company. Furthermore, certain types of insurance coverage (generally against losses caused by natural disasters and Acts of God) are either unattainable or prohibitively expensive. Substantial damage awards against the Company or substantial damages not covered by insurance could affect the Company's ability to continue as a going concern and may force the Company to seek protection under the federal bankruptcy laws.

Liquidity

         As of June 30, 1997, the Company had a working capital deficiency of approximately $2.4 million and cash and cash equivalents of $5,000, and funds held in attorneys' trust accounts available for immediate withdrawal of $73,000. The Company has no constant and continual flow of revenues. During the past several years, the Company has been able to continue meeting cash requirements by renegotiating its existing debt obligations, issuing new debt, selling certain non-revenue producing assets, reducing overhead expenses, and issuing equity securities. While the Company's need for additional capital can not now be precisely ascertained because of the indefiniteness of the ultimate size and scope of the Company's mineral extraction activity, management believes that the Company's future capital needs will exceed the Company's current financial position. The Company expects to finance its operations for fiscal 1998 through cash flow from operations, the possible placement of the Company's equity securities, and joint venture arrangements (including project financing), The Company is looking for sources of additional capital, but there can be no assurance that such sources can be found or that, if found, the terms of such capital will be commercially acceptable to the Company. Because of the Company's need for additional capital, the lack of consistent revenues or the inability to obtain necessary capital or both could prove to be detrimental factors in the development of the Company's business.

Leverage and Debt Service

          As of June 30, 1997, the Company had claims subject to comprise of $2.3 million, including $1.2 million due on the Secured Convertible Senior Debenture and $410,000 due on a note. Such claims were attributable to the Company's casino operations which were in Chapter 11. The Company has filed a Plan of Reorganization with the bankruptcy court whereby, subject to court approval, the Debenture will be paid down, partially or in total by the transfer of certain assets, with the remaining balance of the above two obligations to be amortized over twenty years at 7.5% interest with the entire amount due in seven years. The Company has significant interest expense in relation to its revenues. The Company's ability to satisfy its obligations is dependent upon it future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, including factors beyond the control of the Company, affecting the business operations of the Company.

Litigation

         The Company is a plaintiff in two major lawsuits and has been named as a defendant in a number of lawsuits. For further information regarding these lawsuits, see "ITEM 3. LEGAL PROCEEDINGS." The Company generally intends to vigorously defend itself in the lawsuits where it is a defendant. A single lawsuit seeking the return of a $100,000 deposit, in the opinion of management, may have a possible adverse effect on the Company.

Bankruptcy of Papone's and Default on Debenture

     The Company's indirect subsidiary, Papone's Palace LLC, filed for bankruptcy under Chapter 11 of the federal bankruptcy laws on April 23, 1997. Such filing was necessitated by a judgment and imminent foreclosure resulting from a default under a settlement agreement restructuring Papone's indebtedness of approximately $1.1 million to a private investor. Such default was, in turn, brought about by the minority owner's contention that such settlement agreement was executed without authority and Papone's failure to meet a 120 day deadline for resolution of this issue by the courts. Papone's has filed a Plan of Reorganization with the bankruptcy court proposing, among other things, a transfer of assets to the investor in partial or full payment of the related debt and a restructuring of the remaining debt, if any, as well as the other principal creditor's note. There can be no assurance that the Plan will be approved with terms and conditions satisfactory to the Company. Moreover, Papone's largest creditor has filed a motion to dismiss the bankruptcy proceeding. If this creditor's motion is granted, such creditor would presumably be able to proceed to foreclose on Papone's Palace, the casino that constitutes Papone's principal asset. As a result of the foregoing matters, the outcome of the bankruptcy proceeding can not now be determined. For further information regarding the bankruptcy and default, see "Gaming Operations".
Regulatory Matters - Precious Minerals Extraction

         The Company's mining facilities and operations are subject to substantial government regulation, including federal, state and local laws concerning mine safety, land use and environmental protection. The Company must comply with local, state and federal requirements regarding exploration operations, public safety, employee health and safety, use of explosives, air quality, water pollution, noxious odor, noise and dust controls, reclamation, solid waste, hazardous waste and wildlife as well as laws protecting the rights of other property owners and the public. Although the Company believes that it is in substantial compliance with such regulations, laws and requirements with respect to its mineral properties, failure to comply could have a material adverse effect on the Company, including substantial penalties, fees and expenses, significant delays in the Company's operations and the potential shutdown of the Company's operations. The Company must also obtain and comply with local, state and federal permits, including waste discharge requirements, other environmental permits, use permits, plans of operation and other authorizations. Obtaining these permits can be very costly and take significant amounts of time. Although the Company foresees no material problems or delays, no assurances can be given that the Company can obtain the necessary permits or commence mining operations, or that, if permits are obtained, there will be no delay in the Company operations or the Company can maintain economic production in compliance with the necessary permits.

Regulatory Matters - Gaming

         The Company's gaming business is subject to extensive regulation, principally by state and local authorities. This regulation may result in increases in the cost of the Company's business, interference with the Company's operations, or other adverse effects on the Company. Although the Company believes that it materially complies with all applicable gaming regulations, material non-compliance by the Company could have a material detrimental effect upon the Company's operations. In addition, the Company is unable to predict what additional regulations (if any) may be adopted in the future effecting the Company's gaming business or what effect such regulations would have on the Company.

Dependence on Key Personnel and Limited Management Resources

         The Company is substantially dependent upon the efforts and skills of Paul Montle, the Company's Chairman of the Board and Chief Executive Officer, and Richard W. Lancaster, the President of the Company's mining Subsidiaries. The loss of the services of either Mr. Montle or Mr. Lancaster, or the inability of either of them to devote sufficient attention to the operations of the Company, would have a materially adverse effect on the Company's operations. The Company does not maintain key man life insurance on Mr. Lancaster, but does maintain key man insurance in the amount of $3 million on Mr. Montle. In addition, there can be no assurance that the current level of management is sufficient to perform all responsibilities necessary or beneficial for management to perform, or that the Company would be able to hire additional, qualified management personnel to perform such responsibilities in view of tight employment market and financial constraints. Mr. Montle has not entered into an employment agreement, and neither Mr. Lancaster nor Mr. Montle has entered into a covenant not to compete agreement with the Company. The Company's success may depend, in large part, on its ability to retain and attract highly qualified personnel. The Company's success in attracting additional qualified personnel will depend on many factors, including its ability to provide them with competitive compensation arrangements, equity participation and other benefits. There is no assurance that the Company will be successful in attracting highly qualified individuals in key management positions.

Control

         Management and directors of the Company currently own approximately 55% of the outstanding shares of the Company's common stock. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of the Company's common stock, present in person or by proxy, are able to elect all of the Company's Board of Directors.

Problems Resulting from Partially-Owned Subsidiaries

         The Company does not own all of the outstanding stock in its mining Subsidiaries, but instead has one or more venture partners in each Subsidiary. For each Subsidiary, the one or more venture partners own as much or slightly more stock in such Subsidiary than the Company does. The Company has not entered into customary agreements with such venture partners to resolve disputes or terminate the Company's and such venture partners' relationship with each other with respect to the Subsidiaries. If any deadlock or dissension were to arise between the Company and one or more of its venture partners in the Subsidiaries, the business of the related Subsidiary could be materially adversely affected. Management believes that no contractual arrangement could assure that a Subsidiary would not be materially adversely affected by deadlock or dissension and that customary agreements might themselves materially adversely affect a Subsidiary in certain circumstances. However, additional protection might be afforded by greater contractual protection than the Company now has.

Dilution

         Future sales of substantial amounts of the Company's common stock in the public market could adversely affect the market price of the Company's common stock and could result in material dilution of existing stockholders. Particularly, the Company has relied heavily on the issuance of the Company's common stock to meet liquidity requirements and to outside consultants to procure needed services. Unless cash flows from the Company's limited operations increase or alternative sources of financing are secured, the Company will likely be required to seek additional cash through the issuance of additional shares of the Company's common stock or preferred stock or both. There are no preemptive rights in connection with the Company's common stock. As a result of the foregoing matters, there is a risk of a material increase in the number of shares of the Company's common stock outstanding which may result in material dilution of existing stockholders.

Possible Lack of Liquidity; Volatile Price

         Shares of the Company's common stock are currently traded only on the OTC Bulletin Board. Occasionally trading volume in the Company's common stock is fairly low. As a consequence, investors may have a more difficult time selling their shares than they would, and the prices for such shares may be more erratic than it would be, if the shares of the Company's common stock were listed on a stock exchange or included for quotation in NASDAQ and were traded in a more active market. Shares of the Company's common stock were previously included for quotation in NASDAQ, and the Company intends to seek such inclusion as soon as the Company's common stock and the Company meet the requirements for inclusion. There can be no assurance that the Company's common stock and the Company will ever meet these requirements. In any event, the price of the Company's common stock (like any publicly traded stock) could be subject to general market volatility and declines, which in many cases would be unrelated to the operating performance of, or announcements relating to, the Company.

Achievement of Corporate Strategy

         As  discussed  herein,   the  Company  is  currently   considering  the
declaration of dividends consisting of portions of the outstanding stock in certain of its subsidiaries, including certain of its mining Subsidiaries. The shares of stock comprising the dividends would be registered with the U.S.
Securities and Exchange Commission (the "Commission"). The result of the dividends would be that the subsidiaries whose stock comprised the dividends would become separate publicly traded entities, and the Company would essentially become a holding company owning large blocks of stock in each subsidiary. The Company has hired a consultant to evaluate the best structure to manage such activity and maximize value for its stockholders. The Company has not received the report from the consultant but the Company has been advised that such report may include a recommendation that the Company convert to closed-end non-diversified investment holding company status. There can be no assurance that the Company will undertake this strategy, or that if such strategy is undertaken, the Company will be successful in achieving this strategy or such strategy will enhance stockholder values.



            Cautionary Statement Regarding Forward-Looking Statements

         Certain statements contained in this Annual Report under the captions "ITEMS 1 and 2. BUSINESS AND PROPERTIES" regarding beliefs as to the mineralization present on the Company's mineral properties, the capability of the technology to be used by the Company, the ability to market the Company's production, the Company's regulatory compliance, the adequacy of insurance, the availability of trucking services, the ability of the Company to attract and retain competent personnel, proposed changes to laws, the Company's plan to declare in-kind dividends of stock in certain of the Company's subsidiaries, the outcome and future developments with regard to the Company's gaming subsidiary currently in bankruptcy (including, without limitation, the ability of such subsidiary to reobtain required permits and to reopen, and the possible increase in business resulting from the completion of a new road to such subsidiary's casino), the outcome of certain litigation, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forwardlooking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under "Risk Factors." As a result, these forward-looking statements represent the Company's judgment as of the date of this filing. The Company does not express any intent or obligation to update these forward-looking statements.

                      PRECIOUS METALS EXTRACTION OPERATIONS

                                  Introduction

         During fiscal 1997, the Company formed the Subsidiaries for the purpose of engaging in efforts to extract (by means of proprietary technology) precious minerals believed to be located on certain tracts of land over which the Subsidiaries separately acquired control in fiscal 1997. The Subsidiaries' proposed principal products are a condensate and dore bars both containing precious minerals. Both of these products will be sold to third parties for further refining. The Subsidiaries have only limited operating histories and involve all the risks associated with companies with limited operating histories.

                                   Operations

Extraction.

         The base material for the Subsidiaries' extraction process will consist of ore procured from the Subsidiaries' respective mineral properties through standard open-cast mining operations. Open-cast mining resembles open-pit mining, except that in the case of open-cast mining unused portions of the mined materials are not transported to waste piles for disposal but instead are cast or hauled directly into adjacent mined-out panel. Thus, reclamation immediately follows mining.

         A large component of the mined ore will be zeolites. Zeolites are a large family of complex hydrous sodium, calcium, and aluminum silicates whose structures allow them to trap other ions and atoms. Because of the nature of zeolites, microscopic precious metal particles can become ionically bound in metal salt complexes trapped in the zeolite.

         To extract the minerals believed to be contained in the zeolite, the Subsidiaries intend to use a certain proprietary, low-toxicity microfine precious metals extraction technology (the "Technology"). (For a description of the Subsidiaries' rights with respect to the Technology, see "BUSINESS Intellectual Property.") Using the Technology, ore mined from the Subsidiaries' respective mineral properties will be treated such that trapped precious minerals will be separated from the zeolite. The result of the treatment will be a condensate. The Subsidiaries can then either sell the condensate or treat it further. If a Subsidiary elects to treat the condensate further, the Subsidiary will electroplate the condensate to produce dore. (Dore is a molten mixture containing unseparated precious metals.) The dore is then further treated in an induction furnace. After this treatment, the dore is poured to produced dore bars, which are then sold to metal refiners and smelters for the ultimate production of precious metals.

         Of the Subsidiaries, only DMI has facilities to extract precious minerals from mined ore. Griffin and Shoshone intend to rely upon DMI to extract their precious minerals. DMI has entered into two-year agreements with Griffin and Shoshone to process their respective ore on a limited basis in connection with the testing of DMI's "pilot" plant and technology, both discussed below. In consideration of DMI's processing such ore, Griffin and Shoshone agreed to pay to DMI the amount of DMI's direct costs involved in the processing plus an additional amount equal to 10% of such direct costs. In the event that DMI's technology proves successful, DMI has agreed to negotiate in good faith with each of Griffin and

Shoshone with a view to the execution and delivery of an agreement pertaining to the proposed larger processing plant discussed below.

         DMI currently has in operation only a "pilot" plant for testing the extraction process described above. The pilot plant is a 50'x100' facility consisting of a processing area, a laboratory building and two mobile homes to serve as living quarters for personnel. The pilot plant is located in Amargosa Valley, Nevada, near Griffin's Tecopa mineral property. The Company intends to commence its extraction business by trucking ore from Griffin's Tecopa mineral property to the pilot plant. Trucking will initially be done by outside trucking firms providing service and rates that management believe will be adequate and acceptable.

         Construction of DMI's pilot plant commenced in the summer of 1997 and was completed in September, 1997. The pilot plant is currently testing ore at a rate of one to three tons per day ("TPD"). Thus far, the pilot plant has been able to produce gold in a small-scale laboratory setting. The ultimate goal of the pilot plant is to produce gold on a larger scale at a commercially feasible cost. DMI has been conducting on-going tests to determine whether the pilot plant will be able to produce gold on this scale and at this cost level. While such tests have heretofore been encouraging, such tests have not yet determined that the pilot plant will be able or unable to produce gold on a larger scale at a commercially feasible cost.

         Griffin has invested approximately $250,000 in the pilot plant, and previous thereto Zeotech Industries, Inc., one of the major minority shareholders, had invested approximately $100,000. The pilot plant's facility and equipment are new and are in good operating condition and repair. It has an ample supply of on-site well water for undertaking its extraction processing. Waste water is recycled on-site and will be used for irrigation. Electrical power for the pilot plant comes from an on-site, 35-kilowatt three-phase generator owned by DMI and three-phase power generated off-site by Valley Electric, the local utility company.

         If production and operations at the pilot plant satisfy management's expectations, the Company will exercise its right to receive a sublicense on the Technology. The Company will then attempt to proceed with the construction of a larger processing plant at a site to be selected in the future and to be owned by one of the Subsidiaries or a newly-formed subsidiary. The Company currently expects that this larger plant would be capable of processing ore at a minimum rate of 1,000 TPD. The Company currently expects that this larger plant (if undertaken) will be finished in 1998 at a cost of between $2.5 and $5.0 million dollars. The construction of the larger plant is contingent on procuring the necessary financing.

Mining Claims

         Each Subsidiary has rights in separate mining claims (these claims are referred to hereinafter as the "Claims"). (For additional information about the land covered by the Claims, see "ITEMS 1 and 2. BUSINESS AND PROPERTIES - Precious Metals Extraction Operations - Properties.") To acquire its rights to its Claims, each Subsidiary entered into an Exploration Agreement and Option to Lease (a "Exploration/Option Agreement") with a group of individuals who hold the Claims. For minimal cash payments, each Exploration/Option Agreement permits the related Subsidiary to enter onto the land covered by the Claims for purposes of exploring, investigating, sampling, examining and testing for any precious metals located on such land. The initial term of each Exploration/Option Agreement is for five years, and each Subsidiary has the right to extend its Exploration/Option Agreement for two additional five-year extension terms. Depending on the results of a Subsidiary's exploration effort and for a minimal cash payment, each Subsidiary has the option under its Exploration/Option Agreement to enter into a lease of the related Claims pursuant to the terms, provisions and conditions of a mining lease agreement attached as an exhibit to each Exploration/Option Agreement (a "Mining Lease").

         Each Mining Lease permits the related Subsidiary to exploit the minerals covered by the related Claims. The term of each Mining Lease is for 20 years and for so long as the related Subsidiary is processing ore on properties located within a five-mile radius of any of the Claims covered by the Mining Lease. Each Mining Lease obligates the related Subsidiary to pay a production royalty for all minerals mined, removed and sold from the Claims covered by the Mining Lease equal to 2.5% of the Smelter Returns. Each Mining Lease defines
"Smelter Returns" as the gross amount received from the sale of valuable minerals after recovery of all exploration, development and capital costs and less all taxes levied, incurred or imposed on the sale, severance or production of such minerals and less costs of extraction, mining, milling, treating, transportation to the smelter and/or refinery, smelting and refining charges and costs of sale. Each Mining Lease obligates the related Subsidiary to pay minimal advanced royalties, which are credited to the production royalty described immediately above. Each Mining Lease can be terminated by the lessors thereunder upon the occurrence of certain customary events of default, and by the related Subsidiary upon three-months notice. Under each Mining Lease, the related Subsidiary has a right of first refusal to purchase the Claims covered by the Mining Lease if the lessors under the Mining Lease propose to transfer such Claims.

Intellectual Property.

         The technology that the Subsidiaries propose to use in their respective precious mineral extraction efforts (the "Technology") has been and is still in the process of being developed by Douglas Schmitt ("Schmitt"), an independent consultant to the Subsidiaries. DMI and Schmitt entered into a letter agreement dated March 27, 1997 (the "Technology Agreement") regarding the Technology. The Technology Agreement stipulated certain criteria that Schmitt must meet to perform satisfactorily under the Technology Agreement. First, Schmitt must deliver to DMI all formulae, process designs and systems engineering necessary to implement and repeat the recovery process comprising the Technology on a consistent, large-scale basis. Second, either (a) the Technology must be demonstrated to and audited by an independent third party mining engineering firm of international repute that is willing (after the demonstration) to allow its name to used publicly to verify that the Technology can consistently extract gold and other precious metals from desert sands on a large-scale commercial basis, or (b) commercially salable quantities of precious metals must be produced from Griffin's Tecopa mineral property in a form acceptable to a reputable refiner and at production costs not greater than 75% of sale proceeds. Once Schmitt is determined to have satisfactorily performed, DMI is obligated to pay to him the amount of $90,000, and the Company and DMI, on the one hand, will be equal owners of the Technology with Schmitt, on the other hand. The Company and DMI will then have the right to assign and license the Technology to their subsidiaries and affiliates. In addition, the Company and DMI have a right of first refusal regarding all projects in which Schmitt proposes to use the Technology, and if the Company and

DMI decline to pursue any proposed project, Schmitt is obligated to take appropriate measures to maintain the integrity and security of the Technology.

         In consideration of the creation of the Company's and DMI's interests in the Technology, the Technology Agreement provides in favor of Schmitt a five-percent royalty of gross proceeds from the related refiner minus direct production costs (but not including any general overhead or administrative costs) on all precious minerals extracted or produced in marketable form utilizing the Technology. The royalty can be paid in cash or in kind. The Company and DMI have the right to discontinue the use of the Technology at any time (a) in favor of either technology provided by another source that the Company and DMI believe is more attractive or cost effective or (b) upon the abandonment of DMI's desert sands project. In either case, all royalty obligations to Schmitt cease so long as the Company and DMI are not using the Technology. The Company and DMI will forfeit their interests in the Technology if they fail to construct an operating plant capable of processing sand at a rate of 1,000 TPD within three years from the date of the Technology Agreement; provided, however, that if negotiations or design work on such a plant are underway at the time that the Company's and DMI's interests would otherwise be forfeited, the Company and DMI may extend the forfeiture date for up to 12 months by the payment of $25,000.


         In addition to the preceding, the Technology Agreement provides that Schmitt will receive weekly payments of $1,500 for on-going consulting services and a $10,000 sign-on bonus, which has already been paid. Moreover, Schmitt received 125,000 shares of common stock in Griffin in connection with the execution and delivery of the Technology Agreement.

Market and Marketing.

         Precious metals have two main categories of use -- product fabrication and bullion investment. Fabricated precious metals have a wide variety of end uses, including industrial and technology uses. Purchasers of official coins and high-karat jewelry frequently are motivated by investment considerations, so that net private bullion purchases alone do not necessarily represent the total investment activity in precious metals.

         The profitability of the Subsidiaries' respective current and proposed operations are significantly affected by changes in the market price of precious metals. The market prices of precious metals can fluctuate widely and are affected by numerous factors beyond the Subsidiaries' control, including industrial and jewelry demand, expectations with respect to the rate of inflation, the strength of the U.S. dollar and of other currencies, interest rates, central bank sales, forward sales by producers, global or regional political or economic events, and production and cost levels in major mineral-producing regions such as South Africa. In addition, the prices of precious metals sometimes are subject to rapid short-term changes because of speculative activities. The current demand for and supply of precious metals affect precious metals prices, but not necessarily in the same manner as current supply and demand affect the prices of other commodities. The supply of precious metals consists of a combination of new mine production and existing stocks of bullion and fabricated precious metals held by governments, public and private financial institutions, industrial organizations and private individuals. As the amounts produced in any single year constitute a very small portion of the total potential supply of precious metals, normal variations in current production do not necessarily have a significant impact on the supply of precious metals or on their prices. If a Subsidiary's revenue from precious metals sales falls for a substantial period below its cost of production at any or all of its operations, the Subsidiary could determine that it is not economically feasible to continue commercial production at any or all of its operations or to continue the development of some or all of its projects. In summary, the markets for precious metals generally are characterized by volatile prices.

         Because of the availability of a sufficient number of refiners and smelters and the competitive nature of the gold market, management believes that the Subsidiaries will be able to sell all gold produced by them separately at then current market rates. Due to the more restrictive and less competitive nature of the platinum market, management believes that the Subsidiaries will be less able to sell all platinum and related minerals produced by them separately. Management does not foresee that other minerals that are likely to be produced on the Subsidiaries' respective mineral properties will be of any significant consequence. The Subsidiaries' current policies is to sell their separate production at current prices and not enter into hedging or other arrangements which would establish a price for the sale of their separate future production.

Competition.

     The mining industry is very competitive. There is a high degree of competition to obtain favorable mining properties and suitable mining prospects for drilling, exploration, development and mining operations. The Subsidiaries will encounter significant competition from firms currently engaged in the mining industry. In general, all of these companies are substantially larger than the Subsidiaries, and have substantially greater resources and operating histories. Accordingly, there can be no assurance that the Subsidiaries will be successful in competing with existing and emerging companies in the mining industry.

Government Regulation and Environmental Concerns.

         The mining and mineral extraction operations of the Company will be subject to extensive federal, state and local laws and regulations governing exploration development and production. In addition, such operations will be subject to inspection and regulation by the Mining, Safety and Health Administration of the Department of Labor under provisions of the Federal Mine Safety and Health Act of 1977, which is designed to ensure operational safety and employee health and safety. The United States government also regulates the environmental impact of the mining industry through the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act of 1976 and the Federal Land Policy and Management Act of 1976. In addition to imposing air quality standards and other pollution controls, the most significant provisions of the above legislation deal with mineral land reclamation and waste discharges from mines, mills and further processing operations. The Company is also subject to extensive health and safety regulations at the state level, as well as legislation and regulation with respect to the environmental impact of its mining operations in the State of California. Due to the nature of the Company's mineral extraction process, the Company believes that its processing operations will have a modest effect on the environment.

         The Company generally will be required to mitigate long-term environmental impacts by stabilizing, contouring, reshaping and revegetating various portions of a site once mining and processing are completed. Reclamation efforts will be conducted in accordance with detailed plans which will have been reviewed and approved by the appropriate regulatory agencies. The Company plans for reclamation to be conducted concurrently with mining. Management believes that reclamation expenditures will not be material, although there can be no certainty in this regard.

         Compliance with the foregoing laws and regulations increases the costs of planning, designing, drilling, developing, constructing, operating and closing mining operations. It is possible that the costs and delays associated with compliance with such laws and regulations could become such that the Company would not proceed with the development of a project or continue to operate a mine.

         Though the Company believes that its mining operations will be conducted in compliance with all present health, safety and environmental rules and regulations, there is always some uncertainty associated with such due to the complexity and application of such rules and regulations. The Company does not anticipate that compliance with existing environmental laws and regulations will have a material impact on its earnings in the foreseeable future; however, possible future health, safety and environmental legislation, regulations and actions could cause additional expense, capital expenditures, restrictions and delays in the activities of the Company, the extent of which cannot be predicted.

         The Company's unpatented mining claims on federal lands are currently subject to procedures established by the U.S. General Mining Law of 1872. Legislation has been introduced in prior and current sessions of the U.S. Congress to make significant revisions to the U.S. Mining Laws including strict new environmental protection standards and conditions, additional reclamation requirements and extensive new procedural steps which would likely result in delays in permitting and which could have a material adverse effect on the Company's ability to develop minerals on federal lands. The proposed revisions would also impose royalties on gold production from unpatented mining claims. Although legislation has not been enacted, attempts to amend these laws can be expected to continue. The extent of the changes that actually will be enacted and their potential impact on the Company cannot be predicted.

Seasonability.

     The Subsidiaries' separate businesses are not generally expected to be seasonal in nature.

Employees.

     The mining subsidiaries have a total of six employees. None of these employees are covered by a collective bargaining agreement and relations with them are considered to be good. The Company expects that the mining subsidiaries may have as many as 25-30 employees within the next year. The Company does not now foresee problems in hiring additional qualified employees to meet its labor needs.

                                   Properties

General.

         Except as noted herein, the Subsidiaries' respective properties are located in the Lake Tecopa and Amargosa River Valley.

         Lake Tecopa is a dried-up lake bed located near Tecopa, California about 60 miles west of Las Vegas. The lake deposits in the Lake Tecopa consist chiefly of mudstone and interbedded rhyolotic vitric tuffs that interfinger marginward with coarser clastic sediments. The deposits of Lake Tecopa extend about 14 miles in a north-south direction and about 11 miles in an east-west direction. The towns of Shoshone and Tecopa lie near the north and south ends respectively of the lake deposits.

         The ash beds (tuff) within the lake deposits of Lake Tecopa on the western half of the area are delineated by mapping. During diagenesis, zeolites, potassium feldspar and other authigenic silicate minerals formed the tuffs. The zeolites are mainly phillipsite, clinoptilolite, erionite and minor amounts of analcime and chabazite. A study of the Lake Tecopa deposits indicates that the fresh-glass facies is along the lake margin and is succeeded basinward by the zeolite facies and then by the potassium feldspar in the central part of the basin. During the study two marker tuffs were used to delineate the extent and general configuration of the tuff beds. These marker tuffs contain unaltered tuff zeolite facies, and potassium feldspar facies.

         The general configuration of the zeolite-bearing tuff beds is that of a horseshoe with the closed end to the north and located about a mile south of Shoshone. According to a previous study, tuffs of the fresh-glass facies are typically pale gray and friable; shards have a distinct vitreous luster. Altered tuffs generally are white or pastel shades of green, yellow, orange, or brown, relatively hard, and dull or earthy. Unlike tuffs of the fresh-glass facies, altered tuffs are resistant and ledge-forming. Samples of altered tuff were collected from a number of sites including the Pfizer zeolite pit near the southwestern end of the lake deposits. Phillipsite and clinoptilolite were the only zeolite minerals identified in the samples.

         The tuff beds are nearly flat-lying or dip at a low angle toward the center of the basin. Contortion of the beds by slumping during consolidation of the ash is common. Swirls of green zeolitized tuff in unaltered tuff were noted at several locations.

         Across the entire southern end of Amargosa Range and Basins, the Garlock Fault separates them from the Broad Mojave Desert. Along this east-west fault between the El Paso's and Avawitz mountains, is a broken sequence of low peaks and ridges that have provided a most effective barrier to any escape of precipitation from the Basin and Range area. The Amargosa River, which is underground and does not surface at any point, is the most dramatic example of this. Rising northeast of Death Valley in the Bullfrog Hills, it flows south through the Amargosa Desert east of the Greenwater Range, past Death Valley Junction, Shoshone and Tecopa, then, encountering the highlands of the Avawitz Mountains it turns west and north to enter Death Valley below Saratoga Springs.

         Volcanic activity is evident in nearly all portions of this area. Numerous lava flow formations are found in the lower Owens Valley near Little Lake. Explosive type volcanic action has left cinder cones, obsidian domes, craters, and ridges such as those in the Mammoth Mountain-Mono Crater region south of Mono Lake. In Death Valley, Ubenhebe Crater provides an unusual example of explosive action.

         The inter-connecting depressions between the ranges were, during the Ice Age, filled to great depths with fresh water lakes. Then as the glaciers receded, the lowest places became the collection basins for the salts, nitrates, and borates in depths of more than a 1000 feet.

         The Subsidiaries have conducted surface sampling on their respective mineral properties. The sampling indicates that land underlying these properties may contain gold, platinum, iridium, palladium, rhodium and ruthenium. However, the Subsidiaries have not confirmed the level of existing precious minerals, and the Subsidiaries have has not had any independent testing undertaken to confirm the results of their internal sampling. As a result, the Subsidiaries have not completed sufficient geological testing to establish proven or probable mineral reserves for their respective mineral properties. The Subsidiaries currently intend to undertake only some subsurface exploration at some unspecified point in time during the next two year. Notwithstanding the preceding, management believes that the Subsidiaries' surface sampling indicates the existence of sufficient mineralization to warrant continued development of their respective mineral properties. However, there can be no assurance that proven or probable ore reserves will ultimately be established.

Griffin.

         The Company owns 50% of the outstanding stock of Griffin. Griffin currently holds rights to Claims covering two properties located in the Armagosa Valley in the upper Mojave Desert in California. One of these properties comprising 1,600 acres is located near Tecopa, California, while the other comprising 1,920 acres is located about 25 miles east of Barstow, California in the dried-up Mojave River bed. These two properties have a combined total of about 5.5 square miles in surface land. Sands from a small portion of the 1,600-acre tract will be used in connection with the testing of DMI's pilot plant. Access to the general vicinity of Griffin's mineral properties is by means of state highways. Once in the general vicinity of the claims, easy access to the claims is possible over dry, stable sands.

DMI

         The Company owns 47% of the outstanding stock of DMI. DMI currently holds rights to Claims covering a property comprised of 2,560 acres located near Tecopa, California. This property has a total of four square miles. Since production on this property will require the construction of both a processing plant and a 2.5 mile long road, this property will be held for future expansion after the year 2000.


Shoshone

         The Company owns 50% of the outstanding stock of Shoshone. Shoshone currently holds rights to Claims covering three properties. Two of these properties, one comprising 3,840 acres and the other comprising 800 acres, are located near Tecopa, California. The third property comprising 2,560 acres is located about 25 miles east of Barstow, California. These three properties have a combined total of about 11.25 square miles in surface land.


                                GAMING OPERATIONS

                                   Background

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

         The Company owns a 75.5% indirect interest in Papone's Palace. Papone's Palace is a limited stakes gaming casino situated in a 6,000 square foot, two-story Victorian building located in Central City. Papone's Palace is not currently operating nor did its stockholders apply to renew it for 1997.

         Papone's Palace Ltd. Liability Company (the "Limited Liability Company") directly owns and operates Papone's Palace. The Limited Liability Company was formed by the Hill Family Trust in January, 1992. In January 1992, the Hill Family Trust sold a 49% interest in the Limited Liability Company to Earl Neudecker ("Neudecker") and Randall Gose ("Gose"). Neudecker and Gose paid some cash to the Hill Family Trust and executed a promissory note payable to the Hill Family Trust in the principal amount of $1,450,000 due and payable on January 14, 1997 (the "Neudecker Note"). The Neudecker Note was secured by a deed of trust on their 49% interest in the building in and real estate on which Papone's Palace was operated (collectively the "Property"). Papone's Palace opened for business on July 1, 1992.

         On or about November 30, 1992, a number of events transpired:

         1. The Hill Family Trust granted an option in favor of American Pacific Management Corporation, a Texas corporation ("APMC"), to acquire its 51% interest in the Limited Liability Company as well as the Neudecker Note;

         2. Gose granted an option in favor of APMC to acquire his 24.5% interest in the Limited Liability Company in exchange for a $500,000 note from Papone's Palace Acquisition Corporation, a Colorado corporation ("PPAC") wholly-owned by the Company, secured by a deed of trust against the Property (the "Gose Option Note") and a release from his obligations with respect to the Neudecker Note; and

         3. APMC assigned to VTS its options to acquire the interests in the Limited Liability Company and the Neudecker Note.

         On or about December 31, 1992, VTS assigned to PPAC its options to acquire the interests in the Limited Liability Company described above (subject to the approval of Colorado gaming authorities) and the Neudecker Note. On June 10, 1993, the Colorado gaming authorities approved the transfer of the foregoing interests to PPAC, and the consummation of the acquisition of such interests and the Neudecker Note occurred shortly thereafter.

         Since its acquisition in June 1993, Papone's Palace had failed to operate at a profit and had experienced continuing losses. Management believes that the continuing losses of Papone's Palace were due in a large part to the intense competition from the neighboring community of Black Hawk through which potential patrons must drive to reach Central City. Because of the continuing losses, the deferred payments on the Neudecker Note due to the Hill Family Trust were reduced on at least two occasions. Eventually, a dispute arose between Neudecker and the Hill family over the note payments, construction costs and profitability of Papone's Palace, which resulted in Neudecker filing a civil action against certain Hill family members in the Jefferson County District Court, Division TW, in Colorado (case no. 93CV775). The Limited Liability Company was named as a defendant in an Amended Complaint filed in January 1994. That Amended Complaint was dismissed, and the case was refiled a third time by Neudecker by means of a Second Amended Complaint. The Company and the other defendants have yet to file an Answer to the Second Amended Complaint, and the Court continues to consider various motions to dismiss the case at this time.

     To meet a serious cash flow deficiency, in October 1994 the Company, PPAC and the Limited Liability Company received a loan of $1 million (the "Loan") from a private investor ("Investor"), assigned the first deed of trust on the Property to the Investor, and granted a third deed of trust on the Property as well. The proceeds of the Loan were used to pay operating deficiencies and to repay the Company for operating loans it had previously funded to the Limited Liability Company. Over time, Alexander made additional advances with respect to Papone's Palace, obtained a personal guaranty for $50,000 of the Loan from Paul
J. Montle, CEO of the Company and President of PPAC, and obtained an assignment of the Company's 7% Membership interest in Manning Real Estate Associates, LLC, a California limited liability company ("Manning"). Manning owned a card club in Fowler, California, which essentially operated a casino with non-bank card games.

         In late 1995, the Company took steps to reduce the costs and expenses relating to Papone's Palace. As a result of these steps, the losses of Papone's Palace were curtailed, and the facility began to operate on a break-even basis. However, the weather in Central City, Colorado and surrounding areas was especially severe during the 1995-1996 winter season, and the volume of patrons to Papone's Palace declined significantly in January 1996. Management believed that this decline resulted from the perception created by the severe weather that travel to Central City had become precarious. In view of the decline in the number of patrons, management decided to close Papone's Palace from February 1, 1996 until such time as more favorable weather could be expected to alleviate the circumstances believed responsible for the decline in patronage.

         As of May 16, 1996, certain payments of principal and interest on the Loan had not been timely made, and the Loan was thereby in default. As a consequence of this default, the Investor commenced a public trustee foreclosure proceeding with respect to the Property in the Gilpin County District Court, Division G, in Colorado (case no. 96CV73) (the "Foreclosure Proceeding"). While the Foreclosure Proceeding was pending, Papone's Palace was reopened for the summer of 1996 during which it achieved a slight positive cash flow though failing to achieve profits. Eventually, the Company, PPAC and the Limited Liability Company, on the one hand, and the Investor, on the other hand, entered into a settlement agreement with respect to the aforementioned default (the "Settlement Agreement").

         The Settlement Agreement was expressly subject to PPAC'S obtaining a court determination within 120 days after the date of the Settlement Agreement that PPAC had the authority to enter into the Settlement Agreement since Neudecker had alleged otherwise. An action was commenced to obtain the required declaratory relief in September 1996 in Gilpin County District Court (the "Declaratory Relief Action"). Neudecker responded to the Declaratory Relief Action alleging that the Loan was improperly incurred and that amounts due under the Neudecker Note to PPAC were in dispute. Neudecker requested and was granted authority to file a third party complaint against Paul J. Montle, the Limited Liability Company, the Company, PPAC and the Investor. The Declaratory Relief Action is currently pending.


         After operating for the summer of 1996, Papone's Palace closed for the 1996-1997 winter season with the expectation that it would reopen for the summer of 1997. At the time that it ceased operations at the end of the summer of 1996, Papone's Palace had 53 gaming devices and one blackjack table game, limited food and beverage service was available, Papone's Palace had no separate parking facilities, and access to both Papone's Palace and Central City was limited.

         On January 14, 1997, the Neudecker Note (acquired by PPAC in June 1993) matured. The balance then due on the Neudecker Note, including principal, interest and Neudecker's member share of operating losses, was $1,752,881. Neudecker did not pay such note when it came due, and PPAC commenced an action in the Denver County District Court (case no. 97CV1021) in January, 1997 to collect the note. Neudecker filed an answer and Third Party Complaint against, among others, Papone's Palace and the Investor. The Investor has intervened in the case, and has asserted claims against Neudecker, PPAC and George and Delores Hill based on the Neudecker Note, which was conditionally assigned from PPAC as collateral security for the loan. As a result of the effort to collect the Neudecker Note, Neudecker refused to sign the application to renew the Company's gaming license, which was issued on a year-by-year basis. Consequently, such license expired in June 1997, and the Company was not able to reopen Papone's Palace for the summer of 1997 as was originally expected.

                                Bankruptcy Filing

         Because of Neudecker's actions with respect to the Declaratory Relief Action, PPAC was not able to obtain timely the judicial determination required by the Settlement Agreement. Such failure constituted an event of default with respect to the Loan under the terms of the Settlement Agreement. As a result, on February 21, 1997, a judgment was entered in the Foreclosure Proceeding awarding to the Investor the principal amount of $1,101,337, together with interest and costs, and decreeing a foreclosure on the Property. This development required the Limited Liability Company to file for bankruptcy under Chapter

11 of the federal bankruptcy laws on April 23, 1997. In connection with this bankruptcy proceeding, the Limited Liability Company has filed a plan of reorganization (the "Plan"), and approval of the Plan is currently pending. There can be no assurance that the Plan will be approved with terms and conditions satisfactory to the Company. Moreover, the Investor has filed a motion to dismiss the bankruptcy proceeding. If this motion is granted, the Investor would presumably be able to proceed and would proceed to foreclose on Papone's Palace. As a result of the foregoing matters, the outcome of the bankruptcy proceeding can not now be determined.

         Under the terms of the Plan as initially filed (if approved), the following events will occur:

     1. The amount of the Loan would be allowed in an amount determined by the bankruptcy court. On the effective date of the Plan, PPAC would assign to the Investor all of its rights under the Neudecker Note and the deed of trust securing it, and the outstanding balance of the Loan would be reduced by value that such note and deed of trust are determined to have. Any remaining balance on the Loan would bear interest at a rate or 7.5% per annum or such other interest rate determined by the bankruptcy court upon the Investor's objection or agreed to by the Investor, and would be payable in equal monthly installments at a rate amortized over a 20-year period. Any balance on the Loan remaining unpaid on the seventh anniversary of the effective date of the Plan would be due and payable in a final balloon payment. Any guaranties of the Loan would be stayed. As of the bankruptcy filing of the Limited Liability Company, PPAC owed the Limited Liability Company approximately $211,000.

     2 The amount of the Gose Option Note would be allowed in an amount determined by the bankruptcy court. The balance on the Gose Option Note would bear interest at a rate or 7.5% per annum, and would be payable in equal monthly installments at a rate amortized over a 20-year period. Any balance on the Gose Option Note remaining unpaid on the seventh anniversary of the effective date of the Plan would be due and payable in a final balloon payment. Gose would also retain all liens securing the Gose Option Note. Any guaranties of the Gose Option Note would be stayed. 3. As of the bankruptcy filing of the Limited Liability Company, the Limited Liability Company owed the Company approximately $750,000. In connection with such bankruptcy filing, the Company advanced to the Limited Liability Company $10,000, and a request to advance the Limited Liability Company an additional $20,000 is pending. Under the Plan, the Company would release all claims for the foregoing amounts, and the Company would guarantee up to $200,000 of the Limited Liability Company's payments under the Plan. 4. Unsecured creditors with allowed claims (other than the Company) would receive a pro rata distribution of the $50,000 to be provided by the Company.

     5. All outstanding membership interests in the Limited Liability Company would be extinguished. However, new membership interests in the Limited Liability Company constituting 100% of such membership interests would be issued to PPAC and the Company. PPAC would be issued its membership interest in consideration of PPAC's assigning the Neudecker Note and the deed of trust securing it as described above, and the Company would be issued its membership interest in consideration of the Company's release and guarantee described above. The specific percentage of the Limited Liability Company membership interests that PPAC and the Company would receive would depend on the relative value of PPAC's and the Company's respective consideration described in the preceding sentence, as determined by the bankruptcy court.

                               Future Expectations

         Although the operating history of Papone's Palace has involved at worst continuing losses and at best a break-even performance, management is cautiously optimistic about the future of Papone's Palace, if the Plan is approved with terms and conditions satisfactory to the Company. Central City has historically been accessible only by means of a narrow, winding mountain road that first passed through Black Hawk. Because of this limited access, inclement weather and competition from Black Hawk are believed to have caused a materially adverse affect on revenues from Papone's Palace. Recently, bonds have been approved to finance, and preliminary work has begun on, the construction of a new road to Central City (the "New Road"). The New Road will be approximately five and one-half miles long, will have three lanes featuring one lane going each way and an additional passing/turning lane, and will connect Central City to Interstate
40. The New Road will be superior to the current road to Central City, and management believes that the New Road should become the preferred road to casino patrons because it will one-half the distance and will be perceived to be much safer. Casino patrons driving on the New Road will pass through Central City before Black Hawk, which is the opposite from what they now do on the current road. Management believes that the New Road will alleviate if not solve the main problems affecting the profitability of Papone's Palace. If the Plan is approved with terms and conditions satisfactory to the Company and the new road is completed on schedule, management expects that it will be able to reactivate in a timely manner the gaming license for Papone's Palace and that Papone's Palace will be opened for the summers of 1998, 1999 and 2000, will close for the winters of 1998-1999, 1999- 2000 and 2000-2001, and will open year-round starting in the summer of 2001.

         Management believes that the Company's precious mineral extraction business and its gaming business are very distinct businesses. Management also believes that the Company does not realize any economies or other benefits from conducting these distinct business under common ownership and control. Moreover, management believes that conducting these distinct business under common ownership and control may have adverse effects on the Company, including diminished market valuation of and appreciation for the Company's common stock. As a result, management presently intends (if and shortly after the Plan is approved with terms and conditions satisfactory to the Company) to register with the Commission approximately 80% of the outstanding equity interests in the Limited Liability Company or a newly-created successor entity. The registered equity interests would then be distributed to the Company's stockholders so that the Limited Liability Company (or its successor) would become a separate publicly traded entity as a result thereof. Such distribution would enable each of the Company with its remaining precious metals extraction business, on the one hand, and the Limited Liability Company (or its successor), on the other hand, to (i) adopt strategies and pursue objectives appropriate to its specific business and industry, (ii) better enable itself to make acquisitions using its capital stock as consideration, (iii) better enable itself to obtain financing with respect to its particular business and projects from lenders possibly unwilling to lend to companies in the other's business, (iv) be recognized by the financial community as a distinct business, with the expectation that stockholder value will be enhanced, and (v) implement more focused incentive compensation arrangements that are tied more directly to results of its operations. Because there can be no assurance that the Plan will be approved with terms and conditions satisfactory to the Company, there can be no assurance that the distribution of the outstanding equity interests in the Limited Liability Company (or its successor) will occur.

ITEM 3. LEGAL PROCEEDINGS

The Company currently is a party plaintiff in litigation in the 281st Judicial District of Harris County, Texas entitled Lone Star Casino Corporation and Hallmark Trading Co. Ltd. v. Cambridge Financial Corporation, Leslie S. Greyling, Daniel M. Boyar, Claude Kirk, Jose Esquivel, Thomas Mahood, Jorge Galvez, Gregory Martini, Aspen Marine Group, Inc., Ella Boutwell Chestnut, Steven T. Dorrough, George D. Fowler, Paul A. Herman, C. Randolph Coleman, Robert J. Baker, Joseph C.F. Chow, and Corporate Stock Transfer, Inc., (Civil Action No. 93-041789), which seeks damages for the non-payment of a $500,000 promissory note and for the loss of profits arising out of the non- payment of other consideration and for damages caused by fraud and other claims. All defendants have been served. Aspen Marine Group, Inc., Ella Boutwell Chestnut, Steven T. Dorrough, George D. Fowler, Paul A. Herman, C. Randolph Coleman, R obert J. Baker, Joseph C.F. Chow, and Corporate Stock Transfer, Inc. have filed special appearances to contest personal jurisdiction and were all non- suited. No other defendant has answered. On January 10, 1994, the court entered an interlocutory default judgment in the amount of $2,307,500 plus post-judgment interest against Cambridge Financial Corporation, Leslie S. Greyling, and Daniel
M. Boyar. The court severed the lawsuit against Cambridge Financial Corporation, Leslie S. Greyling and Daniel M. Boyar, and final judgment in favor of the Company was entered against these defendants in January 1994. The remaining defendants are Claude Kirk, Jose Esquivel and Jorge Galvez, against whom the Company is trying to obtain a summary judgment.

     The Company is a defendant in litigation filed in fiscal 1994 in the Supreme Court of the State of New York, County of New York, styled Nemsa Establishment, S.A. v. Viral Testing Systems Corporation et al. (Index No. 94112917). The plaintiff has sued to collect principal and interest under a promissory note issued to it and has alleged that it is entitled to recover damages based on various torts alleged to have been committed by the defendants. The plaintiff seeks damages in excess of $1,000,000 (including the amount allegedly owed under the promissory note), plus attorney's fees and prejudgment interest. The litigation had been in the discovery stage at the time VTS filed for bankruptcy protection. This lawsuit has been stayed since that filing. Should this lawsuit continue, the Company intends to defend it vigorously because the Company believes the lawsuit is without merit and the Company believes that is was named as a defendant for harassment purposes.

     In fiscal 1995, TPM Financial, Inc. ("TPM") filed a lawsuit against the Company, regarding a lease for a hotel property in Las Vegas, Nevada and a lease for an adjacent casino property, both entered into in 1994 with TPM as landlord and the Company as tenant. The Company had entered into a short-term sublease of the hotel property effective April 1, 1995. In June 1995, the subtenant defaulted on its payments to the Company, which in turn defaulted on its payments to TPM. TPM is seeking a judgment against the Company for allegedly delinquent rents in the approximate amount of $125,000, while the Company is seeking damages from its subtenant. The Company filed a counter-claim against TPM, claiming that TPM conspired with the subtenant to reduce, and eventually stop, payments under the sublease, thereby causing the Company to default under the leases with TPM. The subtenant filed a counterclaim against the Company citing misrepresentation of certain facts concerning the property, the Company's inability to perform as sublandlord, breach of the sublease, breach of implied covenant of good faith and fair dealing, and fraud. This lawsuit had been in the discovery phase, and TPM had offered to settle. However, in fiscal 1997, TPM filed for bankruptcy protection, and this lawsuit has been stayed since that filing. The Company has not yet decided whether it will continue to pursue its claims in view of TPM's bankruptcy filing, and thus the ultimate outcome of this matter can not now be determined.

     The Company is a defendant in a lawsuit filed by Mississippi Ventures II ("MVII") on August 7, 1995, regarding a proposed joint venture between the Company and MVII. The Company had a lease on certain property located in Mississippi and had intended on developing a casino site with MVII. MVII had required that the lease be amended in order to provide for a joint venture and MVII agreed to place $100,000 in an escrow account to be used for rents owed. Before the lease was amended and the escrow deposit released to the landlord, the Mississippi Supreme Court declared the original leased site could not be used as a legal casino site. The $100,000 had been released to the Company, and the Company retained the $100,000 on the basis that MVII interfered with the negotiation of the amended lease and its timely execution. MVII alleged breach of the implied covenant of good faith and fair dealing, and breach of fiduciary duty, and the Company denied all causes actions. Due to an unexpected resignation of the Company's counsel, the Company defaulted on this lawsuit in fiscal 1997. However, the plaintiff has never had a default judgment entered against the Company. As a consequence, the Company can not now perfect an appeal of the judgment, which the Company intends to do if and when a default judgment is entered. The Company intends to continue to vigorously defend against this judgment if it is entered. However, the ultimate outcome of this lawsuit can not now be determined.

     On December 14, 1994, the Company filed a lawsuit in Harris County, Texas against Full House Resorts, Inc. ("Full House"), Allen E. Paulson, Donaldson, Lufkin & Jenrette Securities Corporation and My Dang to enforce the terms of a preliminary agreement executed on September 8, 1994 between the Company and Full House to jointly acquire and relocate the Palace Casino to the Company's site in Biloxi, Mississippi. On December 16, 1994, Full House filed a lawsuit in Mississippi seeking a declaratory judgment against the Company regarding the same preliminary agreement. On January 24, 1995, the Company counterclaimed in the Mississippi suit restating essentially all of the claims against the defendants in the Texas suit. By agreement of the parties, the suit in Texas was non-suited so that the litigation would continue in Mississippi C.A. No. A-2402-95-0142 in the Second Judicial District, Circuit Court, Harrison County, Mississippi. Discovery was taken in late 1995, and the defendants filed various motions for summary judgement. In February 1996, the Company allowed both of its counsel to withdraw without substituting new counsel, pending entry of a new scheduling order to accommodate the Company's new counsel. The judge refused to issue a new scheduling order to allow the Company's new counsel to prepare, thus leaving the Company without the benefit of counsel. The judge scheduled a hearing on the defendants' motions for summary judgement on March 15, 1996, at a time when the

Company's only corporate officer who could appear pro se on behalf of the Company was to be in Delaware attending another trial. Despite affidavits submitted to the judge affirming the foregoing absence, the judge granted the defendants' motion because the Company was not represented at the hearing. The Company's new counsel immediately filed an appearance and an appeal with the Mississippi Supreme Court, No. 96-T.S.-1360. The plaintiff's brief of appellant was filed on October 17, 1996. In February, 1997, the Supreme Court referred the appeal to the Mississippi Intermediate Court of Appeals, which by the statute which created it, is supposed to render a decision within 270 days. On August 20, 1997, oral arguments were heard. The Company presently intends to continue to vigorously pursue this litigation, although it is not now in a position to determine the likelihood of its prevailing on appeal or in any subsequent trial on the merits.

         In fiscal 1997, Oriental Crystal (Holding) Ltd. ("Oriental") brought a lawsuit against the Company and the subsidiary formerly pursuing the Company's Tinian gaming business. The lawsuit was brought in the Superior Court of the Commonwealth of the Northern Marianas Islands (C.A. 96-173) seeking a declaratory judgment that an agreement previously made by Oriental not to compete with the Company on Tinian was a restraint of trade and was therefore unenforceable. The attorney representing Oriental attempted to serve the Company at its 1994 business address in Houston and when it was not possible to obtain service on the Company at that address, a default judgment granting the declaratory judgment was entered in June 1996. The Company is seeking to have this judgment set aside on the basis that service was not properly made and the default judgment was improperly entered. If the Company is successful in its appeal to overturn the default judgment, it intends to file an action to enforce its non-circumvention and non-compete agreement with Oriental by seeking damages and/or an ownership interest in a 300 room hotel casino that Oriental is building on Tinian, construction of which is supposed to be complete in late 1997 or early 1998. The ultimate outcome of this lawsuit cannot be determined at this time.

         On June 30, 1997, the Company settled that certain lawsuit styled GFL Ultra Fund, Ltd. v. Lone Star Casino Corporation, cause no. H-96-1423, pending in the United States District Court for the Southern District of Texas, Houston Division. GFL Ultra Fund originally instituted this lawsuit against the Company on February 14, 1996 in a court in the state of Washington, but this lawsuit was subsequently transferred to Houston. The lawsuit alleged that the Company refused to convert certain shares of preferred stock in the Company owned by GFL Ultra Fund into shares of the Company's common stock in accordance with the terms of the preferred stock. Under the terms of the settlement, the Company is to pay to GFL Ultra Fund a total of $100,000, $25,000 which was paid on or before July 15, 1997, $25,000 which is due on or before September 30, 1997, and $50,000 which is due on or before December 31, 1997. In connection with the settlement, the Company also issued into escrow a total of 600,000 shares of the Company's common stock, represented by 25 stock certificates in 24,000-share denominations. For each of the 25 months after the settlement, GFL Ultra Fund will be entitled to sell out of escrow 24,000 shares issued in connection with the settlement. Notwithstanding the preceding, GFL Ultra Fund has agreed that once GFL Ultra Fund has realized $600,000 in net proceeds from the sale of these shares, the escrow agent will return any remaining shares to the Company. The
Company and GFL Ultra Fund also gave to each other mutual releases of claims that they have or might have against the other pertaining to the lawsuit.

         During September, 1996, the Company settled that certain lawsuit style Glenville Properties Incorporated v. RMS Titanic, Inc. et. al., cause no. 127087/94, pending in the Supreme Court of the

State of New York, County of New York. The Company was not an original party to this proceeding, but was named as a third party defendant. This lawsuit involved a dispute over the payment of a secured promissory note made payable by RMS Titanic to Glenville Properties, an affiliate of the Company. The terms of the settlement require RMS Titanic to pay to the Company a total of $154,272 in 12 equal installments; provided, however, that this payment schedule will be accelerated if RMS Titanic's revenues achieve certain levels. The settlement also required RMS Titanic to issue to an escrow agent 15,000 restricted shares of common stock in RMS Titanic. All or a portion of these shares will be delivered to the Company if RMS Titanic's revenues fail to achieve certain levels, and all or a portion of these shares will be returned to RMS Titanic if RMS Titanic's revenues achieve certain levels. In addition, RMS Titanic was required to issue to the Company outright 40,000 restricted shares of common stock in RMS Titanic. In connection with the settlement, the parties gave to each other mutual releases of claims that they have or might have against the other pertaining to the lawsuit, the promissory note comprising the subject matter of the lawsuit was return fully paid and marked canceled, and the collateral securing the promissory note was released.

     In fiscal 1995, Truman L. Susman filed a lawsuit against the Company in the U.S. District Court for the District of Delaware, (C.A. No. 94-210), alleging that the Company participated in or induced VTS' management to commit acts of mismanagement and breach of fiduciary duties against VTS, its subsidiary, and its shareholders, in addition to inducing VTS to breach its contractual obligations to the plaintiff. The court in this lawsuit has entered a summary judgment against the plaintiff for failure to state a claim. The plaintiff has filed a motion for leave to amend his complaint. However, the court has not yet ruled on this motion. The Company believes this lawsuit is without merit, and the Company intends to vigorously defend against this lawsuit if the motion for leave to amend is granted.

         For a discussion of the Limited Liability Company's bankruptcy proceeding and the proceedings involving Earl Neudecker, on the one hand and the Company or one of its subsidiaries, on the other hand, see "ITEMS 1 and 2. BUSINESS AND PROPERTIES."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                                         PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

     The Company's common stock is traded on the OTC Bulletin Board under the symbol "CHIP". As of June 30, 1997, the Company had 1,736 holders of record. Presented below are the high and low closing bid prices of the Company's common stock for the two years ended June 30, 1997.

                                                              High (1)          Low (1)
                                                              ----              ---
Fiscal year ended June 30, 1996:
         First Quarter                                        $0.563            $0.250
         Second Quarter                                        0.250             0.100





         Third Quarter                                         0.150             0.015
         Fourth Quarter                                        0.040             0.015

Fiscal year ended June 30, 1997:
         First Quarter                                        $1.310            $0.125
         Second Quarter                                        1.380             0.070
         Third Quarter                                         2.090             0.720
         Fourth Quarter                                        1.875             0.530

     (1) Prices after July 1, 1996 reflect the 1-for-25 reverse stock split.

     The Company has never paid cash dividends, and has no intentions of paying cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

         The following consolidated selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere herein (amounts shown for 1993 are for the period from May 4, 1993 to June 30, 1993) - in thousands, except per share data:

                                                                   Years (period) ended June 30
                                                                   ----------------------------
                                                      1997            1996         1995        1994       1993
                                                      ----            ----         -----       ----       -----

     Revenues                                       $  238          $1,340       $  2,816    $ 1,831     $    0
     Net loss                                          (72)         (4,727)       (12,084)    (8,143)       (567)
     Net loss per share                              (0.01)          (4.00)        (17.16)    (17.73)         0
     Total assets                                    3,105           2,809          7,239      16,501     10,534
     Long-term obligations                              0               0             230         526      2,703
     Redeemable preferred stock                         0               0             759       1,970         0
     Cash dividends declared per
         common share                               $   0            $  0         $    0       $   0      $   0


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations, and should be read in conjunction with the selected financial data in Item 6 above and the consolidated financial statements and related notes appearing elsewhere herein

Significant Events

         During fiscal 1997, the Company adopted a significant change in its corporate direction. It decided to focus its efforts on developing precious metals mining prospects, with each project undertaken in a separate corporate entity. Currently, the Company has an ownership share of three corporations (Griffin

Gold Group, Inc., Desert Minerals, Inc. and Shoshone Mining Co.), formed to exploit certain adjacent mining claims in eastern California. Each of these corporations has received assignments of mining claims and non-exclusive licenses to use proprietary mineral extraction technology. These operations are in the developmental stage and will require minimal capital. To implement this strategy and finance these projects, the Company intends to establish a public trading market in the shares of each gold mining corporation, via an initial public offering and/or a "spin-off" of their shares to the Company's shareholders in fiscal year 1998 so they can do their own financing with their own shares. As this strategy is implemented, the Company will essentially become a holding company owning large share holdings in each gold mining corporation. The Company has retained a consultant to evaluate the best structure to manage such activity and maximize value for its shareholders. The Company has not received the report from the consultant but such report may recommend conversion to closed-end non-diversified investment holding company status.


         As a result of the above decision, the Company also decided to dispose of all its non-essential assets and sold the Clutch Games business for $260,000 in November, 1996.

                              RESULTS OF OPERATIONS

                       Years ended June 30, 1997 and 1996

Overview

         Operations for fiscal 1997 are not comparable to the operations for fiscal 1996 because the Tinian casino was closed in December, 1995 and the Papone's Palace casino was open for three months in fiscal 1997 compared to eight months in fiscal 1996. The Company incurred a net loss of $72,000 for fiscal 1997 on revenues of $238,000 compared to a net loss of $4,727,000 on revenues of $1,340,000 for fiscal 1996. The decrease in net loss is largely attributable to a lower costs and expenses in the casino operations in fiscal 1997 compared to fiscal 1996, non-recurring write-downs and losses on sale of property in fiscal 1996, release of liability from the sale of two inactive subsidiaries and a gain on the transfer of ownership in a card club to Papone's principal creditor.

Operating Revenues

         Gaming revenues decreased by approximately $990,000 in fiscal 1997 compared to fiscal 1996 due primarily to the closing of Tinian casino in fiscal 1996 and the shorter opening months of the Papone's Palace casino in fiscal 1997 compared to fiscal 1996. Food and beverage revenues decreased by approximately $112,000 attributable to the same factors.

Operating Expenses

         The decrease in gaming expenses in fiscal 1997 as compared to fiscal 1996 of approximately $1,873,000 is directly attributable to the closing of the Tinian casino ($1,475,000) and the shorter season at Papone's Palace casino ($398,000). Likewise, the decrease in the cost of food and beverage is directly attributable to the same factors. In addition, losses of $929,000 principally from asset writedowns at the Tinian casino and losses from asset sales at the Papone's Palace casino of $320,000, both in fiscal 1996 were non-recurring in fiscal 1997. General and administrative expenses in fiscal 1997 decreased approximately $660,000 compared with fiscal 1996, due primarily to the closing of the Tinian casino and lower consulting and professional expenses in fiscal 1997 compared to fiscal 1996. Depreciation expense declined $353,000 in fiscal 1997 compared to fiscal 1996 due principally to the closing of the Tinian casino in fiscal 1996 and a shorter season at Papone's in fiscal 1997 compared to fiscal 1996.

Other Income (Expense)

            Other income (expense) improved in fiscal 1997 compared to fiscal 1996 primarily due to the following: (1) gain on sale of two inactive subsidiaries (Pacific American Casinos, Inc. [Tinian] and Lone Star Casino Corporation of Nevada) of $1,013,000 in fiscal 1997, (2) non-recurring minority interest in net loss of subsidiary of $203,000 in fiscal 1996, (3) non-recurring gains from debt forgiveness and other of $239,000 in fiscal 1996, (4) lower interest expense in fiscal 1997 of $175,000 compared to fiscal 1996 due to the non-default periods on its Secured Convertible Senior Debenture and (5) a gain of $590,000 on the transfer of card club partnership interest to the holder of Papone's Secured Convertible Senior Debenture. The partnership interest was valued at $590,000 (carried on the books at $0) and was applied as a reduction in accrued interest.
                                      .

Discontinued Business

         The Company discontinued its board game project, Clutch Games, Inc., in fiscal 1997 realizing a gain of $203,000, while incurring a loss from operations of $68,000.


                       Years ended June 30, 1996 and 1995

Overview

Operations for fiscal 1996 are not entirely comparable to operations for fiscal 1995 because several projects were discontinued in fiscal 1995 which created (or caused) charges for discontinued or abandoned projects. The Company incurred a net loss of $4,727,000 for fiscal 1996 on revenues of $1,340,000 compared to a net loss of $12,084,000 on revenues of $2,816,000 for fiscal 1995. This decrease in the net loss is largely attributable to a substantial decrease in write-downs and write-offs and general and administrative expenses in fiscal 1996 compared to fiscal 1995.

Operating Revenues

Gaming revenues decreased by approximately $300,000 in fiscal 1996 compared with fiscal 1995. Food and beverage revenues decreased by approximately $284,000 or about 69% due primarily to the closing of the Tinian casino in December, 1995. Hotel and other revenues declined $891,000 due to the closing of the Desert Inn Road Hotel Property in fiscal 1995.

Operating Expenses

Gaming expenses increased approximately $593,000 or about 30% with the Tinian casino experiencing an increase of approximately $852,000 offset by a decrease of approximately $259,000 in the Papone's Palace casino gaming expenses. The decreases in the cost of food and beverage and other expenses is directly attributable to the closing of the Desert Inn Road Hotel Property and the Tinian casino. General and administrative expenses in fiscal 1996 decreased approximately $3,460,000 or about 65% compared to fiscal 1995. The decrease is mainly due to the closing of the Las Vegas administrative office and the termination of a number of management positions in fiscal 1996, together with decreases in legal and professional fees related to acquisition transactions, legal and professional fees associated with project financing, and decreases in corporate travel costs. In fiscal 1995, the Company incurred non-recurring expenses of approximately $5,009,000, as a result of site development costs, loss on the sale of certain of the Company's properties and the write-down of certain receivables. In fiscal 1996, the Company incurred non-recurring expenses approximating $1,249,000 as a result of closing the Tinian casino, sale of slot machines by Papone's Palace casino and write-offs of other assets. Also in fiscal 1995, the Tinian casino incurred non-recurring pre-opening expenses of approximately $599,000. Also included in operating expenses in fiscal 1995, is a write-off of approximately $349,000 representing the remaining balance of the goodwill from the purchase of the Papone's Palace casino.
Other Income (Expense)

         Interest expense in fiscal 1996 reflects an increase of approximately $238,000 due to the accrual of interest at the default rate of 46% on Papone's Secured Convertible Senior Debenture. Other income for fiscal 1995 included a one-time fee from proposed joint venture partner.


                         LIQUIDITY AND CAPITAL RESOURCES

Overview

         As of June 30, 1997, the Company had a working capital deficiency of $2,360,000. This amount was approximately equal to the amount of claims subject to comprise of $2,313,000 related to Papone's Palace, which is in bankruptcy. See "Business - Gaming Operations - Bankruptcy Filing". Throughout fiscal 1997, the Company has been able to continue meeting cash requirements by selling assets, renegotiating existing debt obligations, issuing new debt, paying for services with stock, issuing common stock through private placements and capital contributions by subsidiary minority shareholders. The ability of the Company to continue to pursue its business objectives throughout fiscal 1998 and beyond will depend on the Company's ability to continue to meet its cash requirements by the means mentioned above and ultimately to achieve profitability with respect to its business operations. There can be no assurance that the Company will sustain this ability or achieve this goal.

Current Assets and Current Liabilities

         During fiscal 1997, current assets increased approximately $35,000 due primarily a reduction in receivables from unaffiliated parties of $146,000 and lower cash balances of $134,000, offset by an increase in receivables from affiliated parties of $308,000. Current liabilities decreased by $1,992,000 in fiscal 1997 compared to fiscal 1996. Four factors contributed to the decrease:
(1) claims subject to
compromise decreased $116,000, (2) notes and advances to related parties decreased by $361,000 during fiscal 1997 as a result of conversion of debt to common stock and retirements, (3) accounts payable and accrued expenses decreased by $1,107,000 in fiscal 1997 compared to fiscal 1996, primarily due to the sale of two inactive subsidiaries and (4) the redemption payable on the redeemable preferred stock decreased by $440,000 due to a settlement reached in fiscal 1997.

         Claims subject to comprise of $2,313,000 at June 30, 1997 consisted of the following indebtedness of Papone's Palace casino now in Chapter 11:
$1,196,000 due on the $1,000,000 Secured Convertible Senior Debenture, (2) $410,000 due in connection with Papone's acquisition and (3) accounts payable and accrued expenses of $707,000. The $1,000,000 Secured Convertible Senior Debenture was restructured in August, 1996 whereby the Company transferred a partnership interest to the holder valued at $590,000 (carried on the books a $0) and recorded a gain in fiscal 1997 with a corresponding reduction in accrued interest. The holder notified the Company in December, 1996 that foreclosure had been posted on Papone's Palace casino due to a default under the terms of the restructuring. The default arose in that the Company was unable to secure a declaratory judgment within 120 days of August 5, 1996 in the lawsuit by the minority partner of Papone's Palace who was challenging the Company's authority to execute the restructuring agreement. As a result, a sheriff's sale of the related collateral was scheduled to be held on April 25, 1997. In order to forestall the sale, Papone's Palace filed for protection under Chapter 11 of the United States Bankruptcy Code on April 23, 1997 in the Bankruptcy Court of the District of Colorado. Papone's Palace filed a Disclosure Statement and Plan of Reorganization with the court in July, 1997. The Company anticipates being able to implement a Reorganization Plan to allow Papone's Palace (which is presently closed) to reopen for the summer of 1998. Presently, the Company, through its attorneys, has begun early discussions of its Plan with the two debt holders and is attempting to subpoena information regarding the valuation of certain assets which may be a part of any settlement. The Company anticipates no writedown in the value of the gaming industry assets in connection with the Chapter 11 filing.


In January, 1995, certain stockholders and an officer of the Company loaned the Company $250,000 to be used for payment of the Tinian Gaming License. The promissory notes evidencing the loans bear interest at 10% per annum and became due on July 19, 1995. During fiscal 1996, a note of $150,000 was paid in full and an additional $100,000 was advanced. During fiscal 1996, the remaining balance of $200,000 was retired by cash payment and through the issuance of the Company's common stock.

Stock Sales

During fiscal 1997 and 1996, the Company issued 543,000 and 2,494,500 shares, respectively, of its common stock outside the United States at gross prices per share of between $.10 and$1.00 during fiscal 1997 and $.05 and $0.32 during fiscal year 1996. The Company received net proceeds of $128,000 during fiscal 1997 and $597,000 during fiscal 1996.

Also during fiscal 1997, the Company issued 1,578,000 shares of its common stock in connection with the acquisition of gold mining ventures. The Company's interest in such ventures have
                                       33
been value in the consolidated balance sheet at $321,000, net of cash reimbursements of $109,000. In addition, the Company issued 50,000 shares in fiscal 1997 in connection with the purchase of an investment in gold mining securities.

During fiscal 1997, the Company issued an additional 6,069,000 shares in retirement of debt to officers and directors of $285,000 (including loans to the Company and its subsidiaries, accrued interest and salaries) at a price of $.045 per share. The Company has issued 735,000 and 600,000 shares in fiscal 1997 and 1996, respectively, to certain consultants in payment of approximately $578,000 and $1,038,000 in services rendered.

         The Company issued 800,000 shares to an affiliate under warrants issued in fiscal 1997 to purchase common stock of the Company at $.375 per share. Proceeds were substantially collected in July , August and September, 1997. In addition, the Company issued 600,000 shares of common stock in the settlement of litigation in June, 1997 regarding the redemption payable under the Company's redeemable preferred stock of $505,000. All of the 600,000 shares were placed in escrow and the remaining shares are subject to return and cancellation when proceeds of $600,000 have been realized from the sale of some of the shares. Also, the Company issued 54,400 shares of common stock in settlement of claims regarding a land lease under a proposed casino.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The reports of Company's Independent Auditors appear at Page F-1 hereof, and the Consolidated Financial Statements of the Company appear at Page F-2 through F-16 hereof.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

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

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item is set forth under the caption " Executive Compensation" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by this reference as if set forth in full.

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

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
      FORM 8-K.

(a)  Documents filed as part of this report:

1.   Consolidated Financial Statements:

        Reports of Independent Auditors ...........................   F-1 & F-2

        Consolidated Balance Sheets as of June 30, 1997 and 1996...         F-3

        Consolidated Statements of Income for the
           years ended June 30, 1997, 1996, and 1995 ...............        F-4

        Consolidated Statements of Stockholders' Equity for the
           years ended June 30, 1997, 1996, and 1995 ...............        F-5

        Consolidated Statements of Cash Flows for the
           years ended June 30, 1997, 1996, and 1995 ..............         F-6

        Notes to Consolidated Financial Statements.................         F-7

2.   Financial Statement Schedules:

        Schedule II - Valuation and Qualifying Accounts

3.   Exhibits:

     The following exhibits are filed with this Annual Report or are incorporated herein by reference:

           Exhibit
           Number        Description

           4.01             Certificate of Incorporation of the Company filed December 30, 1992 is incorporated herein by reference from the Company's (SEC File
                              No.33-57998-D) Form SB-2 Registration Statement filed April 29, 1993,
                              Item 27(a), Exhibit 3.1.
           4.02             Bylaws of the Company are incorporated herein by reference from the
                              Company's (SEC File No. 33-57998-D) Form SB-2 Registration Statement
                              filed April 29, 1993, Item 27(a), Exhibit 3.2.
           4.03             Certificate   of  Amendment  of   Certificate  of
                               Incorporation  of  the  Company  is  incorporated
                               herein by reference  from the Company's (SEC File
                               No.





                               33-57998-D)  Form  SB-2  Registration   Statement
                               filed April 29, 1993, Item 27(a), Exhibit 3.5.
           4.04             Amendment to Certificate of Incorporation filed February 2, 1995 is incorporated herein by reference from the Company's (SEC File No.
                              0-21566) Report on Form 10-Q for the period ended December 31, 1994,
                             Item 6, Exhibit 3.01
           4.05            Certificate of Designation, Preferences, Rights and Limitations of 12%
                              Senior Convertible Preferred Stock of the Company filed January 25, 1993, is incorporated herein by reference from the Company's (SEC File No.
                              33-57998-D)  Form SB-2 Registration Statement filed April 29,  Item 27(a),
                              Exhibit 4.1.
           4.06             Certificate of Amendment of Certificate of Incorporation of the Company
                              filed June 26, 1996 is incorporated herein by reference from the Company's
                              (SEC File No. 0-21566) Annual Report on Form 10-K for the year ended
                              June 30, 1996, Part IV, Item 14(c), Exhibit 4.06.
           10.01           Assignment Agreement dated as of December 31, 1992 between Papone's
                              Palace Acquisition Corporation and the Company is incorporated herein by reference from the Company's (SEC File No. 33-57998-D) Form SB-2
                              Registration Statement filed April 29, 1993, Item 27(a), Exhibit 10.1.
           10.02           Purchase Agreement dated effective November 30, 1992 between American
                              Pacific Management Corporation and George B. Hill and Dolores J. Hill,
                              Trustees of the Hill Family Trust and Papone's Palace Ltd. Liability
                              Company is incorporated herein by reference from the Company's (SEC
                              File No. 33-57998-D) Form SB-2 Registration Statement filed April 29,
                              1993, Item 27(a), Exhibit 10.4.
           10.03           Letter Agreement dated November 30, 1992 between American Pacific
                              Management Corporation and Randall Gose is incorporated herein by reference from the Company's (SEC File No. 33-57998-D) Form SB-2
                              Registration Statement filed April 29, 1993, Item 27(a), Exhibit 10.5.
           10.04           Lease and Option dated November 30, 1992 between George B. Hill and
                              Dolores J. Hill and American Pacific Management Corporation is
                              incorporated herein by reference from the Company's (SEC File No.
                              33-57998-D) Form SB-2 Registration Statement filed April 29, 1993, Item
                              27(a), Exhibit 10.6.
           10.05           The Company's 1993 Stock Option Plan is incorporated herein by reference from the Company's (SEC File No. 33-57998-D ) Form SB-2 Registration
                              Statement filed April 29, 1993, Item 27(a), Exhibit 10.8.
           10.06           Amendment to the Company 1993 Stock Option Plan is incorporated herein by reference from the Company's (SEC File No. 0-21566) Report on Form
                              10-Q for the period ended September 30, 1994, Item 6, Exhibit 10.8.
           10.07           Operating Agreement of Papone's Palace is incorporated herein by reference from the Company's (SEC File No. 33-57998-D ) Form SB-2 Registration
                              Statement filed April 29, 1993, Item 27(a), Exhibit 10.9.
           10.08           Settlement Agreement dated March 15, 1993 by and among the Hill Family
                             Trust, George B. Hill and Dolores J. Hill, Co-Trustees, George B. Hill,





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





                              Form 10-Q for the period ended September 30, 1994,
                              Item 6, Exhibit 10.34.
           10.18           Amendment Number One to Casino Lease dated February 3, 1995, between
                              TPM Financial, Inc. and Lone Star Corporation of Nevada is incorporated herein by reference from the Company's (SEC File No. 0-21566) Report on
                              Form 10-Q for the period ended December 31, 1994, Item 6, Exhibit 10.01.
           10.19           Amendment No. 2 to the Company 1993 Stock Option Plan is incorporated herein by reference from the Company's (SEC File No. 0-21566) Report on
                              Form 10-Q for the period ended December 31, 1994, Item 6, Exhibit 10.02.
           10.20           Amendment No. 3 to the Company 1993 Stock Option Plan is incorporated herein by reference from the Company's (SEC File No. 0-21566) Report on
                              Form 10-Q for the period ended December 31, 1994, Item 6, Exhibit 10.03.
           10.21           Amendment Number One to Lease Agreement dated February 3, 1995, between TPM Financial, Inc. and Lone Star Casino Corporation of Nevada
                              is incorporated herein by reference from the Company's (SEC File No.
                              0-21566) Report on Form 10-Q for the period ended December 31, 1994,
                              Item 6, Exhibit 10.04.
           10.22           The Company, Papone's Palace Acquisition Corporation and Papone's
                              Palace Ltd. Liability Company Secured Convertible Senior Debenture Due
                              January 1, 1995 Debenture No. 1 dated October 5, 1994 in the original principal amount of $1,000,000 is incorporated herein by reference from the
                              Company's (SEC File No. 0-21566) Report on Form 10-Q for the period ended December 3, 1994, Item 6, Exhibit 10.05.
           10.23           The Company's 1994 Employee Stock Purchase Plan is incorporated herein by reference from the Company's (SEC File No. 0-21566) Report on Form
                              10-Q for the period ended December 3, 1994, Item 6, Exhibit 10.06.
           10.24           The Company's Capital Accumulation Plan is incorporated herein by reference from the Company's (SEC File No. 0-21566) Report on Form
                              10-Q for the period ended December 31, 1994, Item 6, Exhibit 10.07.
           10.25           The Company's 1994 Stock Option Plan for Non-Employee Directors is
                              incorporated herein by reference from the Company's (SEC File No.
                              0-21566) Report on Form 10-Q for the period ended December 31, 1994,
                              Item 6, Exhibit 10.08.
           10.26           Amendment Number Two to Lease Agreement dated December 29, 1994 between Lone Star Casino Corporation of Nevada and TPM Financial, Inc.
                              is incorporated herein by reference from the Company's (SEC File No.
                              0-21566) Report on Form 10-Q for the period ended March 31, 1995, Item
                              6, Exhibit 10.01.
           10.27           Amendment Number One to the Company Papone's Palace Acquisition
                              Corporation and Papone's Palace Ltd. Liability Company Secured
                              Convertible Senior Debenture Due January 1, 1995 Debenture No. 1 is
                              incorporated herein by reference from the Company's (SEC File No.
                              0-21566) Report on Form 10-Q for the period ended March 31, 1995, Item
                              6, Exhibit 10.02.





           10.28           Sub-Lease Agreement dated March 21, 1995 between the Company and
                              AirTel, Ltd. is incorporated herein by reference from the Company's (SEC
                              File No. 0-21566) Report on Form 10-Q for the period ended March 31,
                              1995, Item 6, Exhibit 10.03.
           10.29           The Company's 1996 Consultant Compensation Plan is incorporated herein by reference from the Company's (SEC File No. 333-01158) Registration
                             Statement on Form S-8 filed February 8, 1996, Exhibit 4.2.
           10.30           Settlement Agreement dated August 5, 1996 by and among the Company,
                              Leslie  Alexander,   Papone's  Palace  Acquisition
                              Corporation  and Papone's  Palace Ltd.,  Liability
                              Co. is  incorporated  herein by reference from the
                              Company's (SEC File No.  0-21566) Annual Report on
                              Form 10-K for the year ended June 30,  1996,  Part
                              IV, Item 14(c), Exhibit 10.31.
           10.31           Absolute Assignment of Membership Interest dated August 20, 1996 executed by the Company in favor of Les Alexander is incorporated herein by reference from the Company's (SEC File No. 0-21566) Annual Report on Form 10-K for the year ended June 30, 1996, Part IV, Item 14(c),
                              Exhibit 10.32.
           10.32           Agreement dated October 30, 1996 among Zeotech Industries, Inc., Ed
                              Hemsted, W.D. Groves, KJM Capital Corp., Keith J. McKenzie, Kent E.
                              Lovelace, Jr., Griffin Gold Group, Inc. and the Company.
           10.33           The Company's 1997 Consultant Compensation Plan is incorporated herein by reference from the Company's (SEC File No. 333-17373) Registration
                              Statement on Form S-8 filed December 6, 1996, Exhibit 4.2.
           10.34           Warrant Purchase Agreement dated June 30, 1997 between Keith J.
                              McKenzie and the Company
           10.35           Agreement dated February 28, 1997 among Tanye Capital Group, Shoshone
                              Mining Co., and the Company.
           10.36           Services Agreement dated March 1, 1997 between Griffin Gold Group, Inc.
                              and Desert Minerals, Inc.
           10.37           Services Agreement dated March 1, 1997 between Shoshone Mining Co.
                              and Desert Minerals, Inc.
           10.38           Release and Partial Termination Agreement among W.D. Groves, Zeotech
                              Industries, Inc., Ed Hemsted, KJM Capital Corp., Keith J. McKenzie, Kent
                              E. Lovelace, Jr., Griffin Gold Group, Inc. and the Company.
           10.39           First Amendment to Agreement dated October 30, 1996 among Zeotech
                              Industries, Inc., Ed Hemsted, W.D. Groves, KJM Capital Corp., Keith J.
                              McKenzie, Kent E. Lovelace, Jr., Griffin Gold Group, Inc. and the
                              Company.
           10.40           Second Amendment to Agreement dated October 30, 1996 among
                              Zeotech Industries, Inc., Ed Hemsted, W.D. Groves, KJM Capital Corp.,
                              Keith J. McKenzie, Kent E. Lovelace, Jr., Griffin Gold Group, Inc. and the
                              Company.
           10.41           Letter Employment Agreement dated March 27, 1997 between Griffin Gold
                              Group, Inc. and Richard W. Lancaster





           10.42           Letter Agreement dated March 27, 1997 among the Company, Griffin Gold
                              Group, Inc., Desert Minerals, Inc., Douglas Schmitt, Zeotech Industries,
                              Inc. and Ed Hemsted.
           10.43           Bankruptcy petition filed by Papone's Palace Ltd. Liability Company in the
                              United States Bankruptcy Court for the District of Colorado, No. 97-15695-
                              SBB.
           10.44           Stipulation filed in the Supreme Court of the State of New York, County of
                              New York (Index No. 127087-94, by Glenville Properties Incorporated,
                              RMS Titanic, Inc., Arnie Geller, Allan H. Carlin, William S. Gasparrini,
                              the Company, Paul J. Montle, Paul V. Culotta, and Roger W. Cope.
           10.45           Amendment to Stipulation filed in the Supreme Court of the State of New
                             York, County of New York (Index No. 127087-94, by Glenville Properties
                              Incorporated, RMS Titanic, Inc., Arnie Geller, Allan H. Carlin, William S.
                              Gasparrini, the Company, Paul J. Montle, Paul V. Culotta, and Roger W.
                              Cope.
           10.46           Settlement Agreement dated June 30, 1997 between GFL Ultra Fund, Ltd.
                              and the Company.
           10.47           Exploration Agreement and Option to Lease dated June 5, 1997 among
                              Charles Jackson, Marie Unruh, James Hopkins, Sr., Tracy Hopkins, Rick
                              Jackson, Mara Jackson, Paul Jackson, Jared Jackson, and Griffin Gold
                              Group, Inc.
           10.48           Exploration Agreement and Option to Lease dated June 13, 1997 among
                              Charles Jackson, Marie Unruh, James Hopkins, Sr., Tracy Hopkins, Rick
                              Jackson, Mara Jackson, Paul Jackson, Jared Jackson, and Desert Minerals,
                              Inc.
           10.49           Exploration Agreement and Option to Lease dated June 10, 1997 among
                              Charles Jackson, Marie Unruh, James Hopkins, Sr., Tracy Hopkins, Rick
                              Jackson, Mara Jackson, Paul Jackson, Jared Jackson, and Shoshone Mining
                              Co.
           10.50           The Company's 1998 Consultant Compensation Plan is incorporated herein by reference from the Company's (SEC File No. 333-31963) Registration
                              Statement on Form S-8 filed July 24, 1997, Exhibit 4.2.
           21.01           Subsidiaries of Registrant.
           23.02           Consent of KPMG Peat Marwick, LLP
           25.01           Power of Attorney (included on the signature page hereto).
           27              Financial Data Schedule
           99.1            Plan of Reorganization filed by Papone's Palace Ltd. Liability Company in the in the United States Bankruptcy Court for the District of Colorado, No. 97-15695-SBB
           99.2            Disclosure Statement filed by Papone's Palace Ltd. Liability Company in the in the United States Bankruptcy Court for the District of Colorado, No. 97-15695-SBB

           (b)  Reports on Form 8-K

                The Registrant filed a report on Form 8-K dated April 1, 1996, reporting on the Registrant's 1-for-25 reverse stock split and the change in the Registrant's corporate name, the abandonment of the Registrant's Tinian casino, the restructuring of certain of the Registrant's debt, the bankruptcy filing of one of the Registrant's subsidiaries, and the engagement of the Registrant's new auditors.

                The Registrant filed a report on Form 8-K dated December 17, 1996, reporting on the issuance and sales of 800,000 shares of the Registrant's common stock pursuant to the exemption provided for by Regulation S under the Securities Act of 1933, as amended.

                The Registrant filed a report on Form 8-K dated March 27, 1997, reporting on the issuance and sales of 150,000 shares of the Registrant's common stock pursuant to the exemption provided for by Regulation S under the Securities Act of 1933, as amended.

September 8, 1997

                          Independent Auditors' Report

To the Board of Directors and Stockholders
         LS Capital Corporation
         Houston, Texas

We have audited the accompanying consolidated balance sheets of LS Capital Corporation as of June 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedule as listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LS Capital Corporation as of June 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MALONE & BAILEY, PLLC

                          Independents Auditors' Report


The Board of Directors and Stockholders
LS Capital Corporation and Subsidiaries

We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of LS Capital Corporation and Subsidiaries for the year ended June 30, 1995. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for the year ended June 30, 1995 as listed in the Index at Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of LS Capital Corporation and Subsidiaries for the year ended June 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended June 30, 1995, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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


KPMG PEAT MARWICK LLP

New Orleans, Louisiana
October 6, 1995
                                      F-2

                             LS CAPITAL CORPORATION
                                 Balance Sheets

                                                                                         - -  As of June 30,  - -
            (in thousands)                                                                  1997              1996
------------------------------------------------------------------------------------------------------------------------
                               ASSETS
Current Assets
   Cash - Notes 3 and 4                                                              $         5         $     139
   Funds held in law firm trust accounts                                                      73               102
   Marketable equity securities                                                               15
   Receivable from affiliated parties, less allowance
         for losses of $800,000 - Note 3                                                     561               253
   Receivables from unaffiliated parties - Note 4                                            181               289
   Other                                                                                       8                25
                                                                                    ------------       -----------
                  Total Current Assets                                                       843               808
Property and equipment, net of depreciation                                                1,877             1,929
Equity investment in gold mining ventures                                                    371              -
Other assets                                                                                  14                72
                                                                                     -----------       -----------
         TOTAL ASSETS                                                                   $  3,105          $  2,809
                                                                                        ========          ========

                           LIABILITIES
Current Liabilities
   Claims subject to compromise                                                         $  2,313          $  2,429
   Notes and advances payable to related parties - Note 9                                     36               397
   Accounts payable and accrued expenses                                                     754             1,806
   Redemption payable - redeemable preferred stock                                           100               540
                                                                                      ----------        ----------
                  Total Current Liabilities                                                3,203             5,172
                                                                                       ---------         ---------

Series 1994-1 redeemable  convertible preferred stock, par value $.01 per share;
   authorized 220 shares, no shares issued and outstanding
Stockholders' Equity
   12%senior cumulative  convertible  preferred stock, par value $.01 per share, authorized 500,000 shares, no shares issued and outstanding
   Preferred stock, par value $.01 per share, authorized
      10,000,000 shares, no shares issued and outstanding
   Common stock, par value $.01 per share, authorized
      50,000,000 shares, issued and outstanding 12,150,000
      shares (1997) and 1,721,000 shares (1996)                                              121                17
   Additional paid-in capital                                                                               25,374
                                                                                          23,141
   Accumulated deficit                                                                   (25,593)          (25,521)
                                                                                        --------          --------
                  Total Stockholders' Equity                                          (       98)         (  2,363)
                                                                                     -----------         ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  3,105          $  2,809
                                                                                        ========          ========

                             See accompanying notes.
                                       F-3

                             LS CAPITAL CORPORATION
                                Income Statements

                                                                            - - - -  Year Ended June 30,  - - - -
     (in thousands, except per share data)                                1997             1996              1995
------------------------------------------------------------------------------------------------------------------

REVENUES
   Gaming                                                             $     225         $  1,215          $  1,516
   Hotel                                                                                                       891
   Food and beverage                                                         13              125               409
                                                                    -----------       ----------        ----------
                                                                            238            1,340             2,816
                                                                     ----------        ---------         ---------
OPERATING EXPENSES
   Gaming                                                                   139            2,012             1,419
   Hotel                                                                                                       917
   Food and beverage                                                         29              211               482
   Write-down of mining venture investment                                   20
   General and administrative                                             1,214            1,874             5,334
   Loss on sale of casino equipment                                          18              320
   Loss on sale of property and other
      site development costs                                                                 929             4,259
   Provision for loss on notes receivable                                                                      750
   Adjustment to carrying value of cost
      in excess of net assets acquired                                                                         349
   Pre-opening expenses                                                                                        599
   Depreciation and amortization                                             71              424               463
                                                                    -----------       ----------        ----------
                                                                          1,491            5,770            14,572
                                                                      ---------        ---------          --------
         OPERATING LOSS                                                 ( 1,253)          (4,505)          (11,756)
                                                                      ---------         --------          --------
OTHER INCOME (EXPENSE)
   Gain on sale of two inactive subsidiaries                              1,013
   Gain on sale of card club interest                                       590
   Minority interest in net loss of subsidiary                                               203
   Other, net                                                         (      68)             239                98
   Interest expense                                                    (    489)         (   664)        (     426)
                                                                     ----------        ---------        ----------
         LOSS FROM CONTINUING OPERATIONS                               (    207)          (4,727)          (12,084)
                                                                     ----------         --------          --------
DISCONTINUED BUSINESS - Clutch Games, Inc.
   Loss from operations                                               (      68)
   Gain on sale                                                             203
                                                                     ----------         --------          --------

         NET LOSS                                                    $(      72)        $( 4,727)         $(12,084)
                                                                     ==========         ========          ========

NET INCOME (LOSS) PER COMMON SHARE
         Continuing operations                                           $(0.03)          $(4.00)          $(17.02)
         Discontinued operations                                           0.02
Weighted average common shares outstanding                            7,177,000        1,183,000           710,000


                             See accompanying notes.
                                       F-4

                                              LS CAPITAL CORPORATION
                                        Statements of Stockholders' Equity

                                                           Common Stock       Paid in       Accum.
     (in thousands)                                       Shares     Amount    Capital      Deficit     Totals

Balances, July 1, 1994                                    564      $   141      $15,940    $(  8,710)     $  7,371

Shares issued for cash                                    289           72        3,437                      3,509
Shares issued for services                                 40           10          589                        599
Shares issued in connection with
   - conversion of preferred stock                         67           17        1,272                      1,289
   - renegotiation of property lease                        4            1           44                         45
Dividends on preferred stock                                                    (    88)                   (    88)
Net (loss)                                                                                  (12,084)      (12,084)
                                                  -----------  ----------- -------------   ---------      --------

         Balances, June 30, 1995                          964          241       21,194      (20,794)          641

Shares issued for cash                                    100           25          379                        404
Shares issued for services                                441          110          614                        724
Shares issued in connection with
   - prepaid legal expenses                               159           40          274                        314
   - conversion of preferred stock                         44           11          238                        249
   - sale of rights to repurchase note                     13            3            6                          9
Reverse split of common stock                                         (413)         413
Dividends on preferred stock                                                    (    32)                   (    32)
Preferred dividend adjustment                                                        55                         55
Net (loss)                                                                                  (  4,727)     (  4,727)
                                                  -----------  ----------- -------------  ----------     ---------

         Balances, June 30, 1996                        1,721           17       23,141      (25,521)     (  2,363)

Shares issued for cash                                    543            5          122                        127
Shares issued for services                                735            7          571                        578
Shares issued in connection with
   - debt forgiveness by related parties                6,069           61          224                        285
   - acquisition of gold mining ventures                1,578           15          436                        451
   - purchase of investment in gold
        mining company securities                          50            1           49                         50
   - share subscriptions                                  800            8          300                        308
   - redeemable preferred stock payable                   600            6          499                        505
   - lawsuit settlement                                    54            1           32                         33
Net income                                                                                 (       72)  (       72)
                                                  -----------  ----------- ------------- ------------ ------------

         Balances, June 30, 1997                       12,150      $   121      $25,374     $(25,593)  $(       98)
                                                       ======      =======      =======     ========   ===========


                             See accompanying notes.
                                       F-5

                                              LS CAPITAL CORPORATION
                                             Statements of Cash Flows

                                                                             - - - -  Year Ended June 30,  - - - -
     (in thousands)                                                         1997           1996              1995
--------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net loss                                                         $(       72)       $(  4,727)         $(12,084)
   Adjustments to reconcile net income (loss)
      to net cash used in operating activities
         Depreciation and amortization                                       71              424               463
         (Gain) loss on sale of Tinian                                (     732)             656
         (Gain) on sale of Chaparral                                  (     282)
         (Gain) on sale of card club interest                         (     590)
         (Gain) on sale of Clutch Games                               (     203)
         Writedown of mining venture investment                              21
         Loss on marketable securities                                                       148               125
         Provision for loss on note receivable                                                                 750
         Loss on sale of equipment                                                           320               129
         Loss applicable to minority interest                                          (     203)
         Preferred stock accretion                                                            30
         Net gain from reduction in dividend payable                                          23
         Other current asset writeoffs                                                       171
         Loss on sale of property and site
            development costs                                                                                4,259
         Writedown of goodwill                                                                                 349
         Other asset writeoffs                                                               235
         Stock issued for services                                          479              420
         Stock issued in settlement of litigation                            33
         Changes in
            Accounts receivable                                             209                          (     171)
            Other current assets                                             16              308         (     175)
            Claims subject to compromise                                    234               36
            Payables to related parties                              (       76)             137
            Accounts payable and accrued expenses                           267              223             1,843
                                                                    -----------      -----------        ----------

                                                                      (     625)        (  1,799)         (  4,512)
                                                                    -----------       ----------        ----------

Cash Flows from Investing Activities
   Proceeds from sale of Clutch Games                                       138
   Proceeds from sale of note receivable                                                     500
   Proceeds from sale of Cotton Exchange property                                            906               239
   (Acquisition) sale of property and equipment                              15       (       21)        (     750)
   Deposits on agreements to purchase land                                                               (     325)
   Organization costs and other assets                                                                    (  1,133)
                                                                 --------------   --------------        ----------

                                                                            153            1,385          (  1,969)
                                                                    -----------       ----------        ----------

                                   (continued)
                                       F-6

                             LS CAPITAL CORPORATION
                            Statements of Cash Flows

                                                                             - - - -  Year Ended June 30,  - - - -
     (in thousands)                                                          1997             1996              1995
--------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
   Proceeds from issuance of notes payable                                           $        71         $   1,500
   Repayment of notes payable                                                          (     452)         (  1,131)
   Sales of stock                                                    $      128              597             3,508
   Repayment of notes payable to related parties                                                               250
   Reimbursements by attorneys of excess fees
      paid in S-8 stock                                                     102
   Reimbursements by affiliates of their
      expenses paid in parent S-8 stock                                     108
                                                                    -----------

                                                                            338              216             4,127
                                                                    -----------      -----------        ----------

Net increase (decrease) in cash                                       (     134)       (     198)         (  2,354)
         Cash at beginning of year                                          139              337             2,691
                                                                    -----------      -----------        ----------

         Cash at end of year                                       $          5       $      139        $      337
                                                                   ============       ==========        ==========

Supplemental Cash Flow Information
   Redeemable preferred stock
      Conversion into common stock                                   $      440       $      238         $   1,299
      Reclassified into current liabilities                            (    440)             540
   Common stock issued for
      Services                                                              479
      Prepaid services                                                       98              245
      Reduction of related party payables                                   285
      Reduction of accounts payable                                                          189               643
      Reduction of notes payable                                                              51
      Gold mining ventures                                                  451
      Purchase of investment in securities of
         gold mining company                                                 50
      Stock subscriptions receivable                                        308
      Lawsuit settlement                                                     33
   Accrued dividends on former preferred stock                               65
   Sale of land through retirement of debt                                                                (  3,525)
   Retirement of debt through disposition of
      subsidiaries                                                        1,013
   Gain on transfer of investment securities in
      exchange for debt reduction                                           590
   Interest paid                                                                              54               251

                             See accompanying notes.
                                       F-7

                             LS CAPITAL CORPORATION
                          Notes to Financial Statements


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Business. LS Capital Corporation (the "Company"), is a Delaware corporation formed December 30, 1992 to develop and operate casinos and related resort facilities. During the past two years, the Company began the marketing of a sports game and casino poker chips, and began acquiring interests in gold mining claims and exploration and development of those claims.

Basis of Presentation. The consolidated financial statements include (1) a 75.5% interest in Papone's Palace, a 6,000 square foot casino in Central City, Colorado, (2) unconsolidated 45 - 50% ownership interests in three gold mining Nevada corporations, accounted for using the equity method, (3) a 100% ownership of Clutch Games, Inc., formed to market a sports game, and (4) 100% ownership in three other inactive subsidiaries as of June 30, 1997. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates. The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgments of management with consideration given to materiality. Actual results could differ from those estimates.

Cash includes demand deposit bank accounts and casino vault cash. Company policy includes any highly liquid investments with original maturities of three months or less.

Funds held in law firm trust accounts represents cash held by law firms from receivables collections and from excess advance payments for legal fees, all of which is returned to the Company subsequent to year end.

Marketable Securities are shown at market value.

Receivables are written down, where appropriate, to the estimated collectible amount in the opinion of management.

Depreciation is calculated using the straight-line method over the useful lives of property and equipment.

Equity Investment in Gold Mining Ventures includes the Company's approximate 50% ownership share of the net book value of each of three different corporations formed to exploit certain adjacent mining claims in eastern California. Costs incurred procuring mining claims are considered exploration and development costs and are capitalized until the claims are producing or are written off as unproductive.

                             LS CAPITAL CORPORATION
                          Notes to Financial Statements


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Reverse Stock split of 25 for 1 occurred on June 30, 1996. All prior year share and per share amounts have been restated.

Income taxes are not due since the Company has had substantial losses since inception.

Earnings (Loss) Per Share calculations include the dilutive effect of common stock equivalents, principally stock options, in years with net income.

Reclassifications of certain prior year amounts were made to conform with the current year presentation.


NOTE 2 - GOING CONCERN

Since inception, the Company has incurred substantial recurring operating losses resulting in cash flow problems. In addition, the Company's principal operating subsidiary and sole casino operation, Papone's Casino, entered federal Chapter 11 bankruptcy proceedings in April, 1997. See Note 7.

The Company sold the sports game concept for net proceeds of $203,000. The poker chip sales concept was shut down. Because the ultimate success of the gold mining ventures is unknown at this time, the Company's ability to continue as a going concern is still in doubt.

The Company plans to continue raising needed working capital through stock sales. There can be no assurance that the proceeds from stock sales and cash flow from the mining ventures, if any, will be sufficient to support working capital needs in the future. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE 3 - RECEIVABLES FROM AFFILIATED PARTIES

These consist of the following:

                                                                                  1997              1996
                                                                                 ------            -----
         Stock sale subscription receivable from
                  mining companies stockholder                                   $  308
         Note receivable from 24.5% partner of Papone's
                  Casino, net of $800,000 allowance                                 253            $  253
                                                                                -------            ------
                  Total                                                          $  561            $  253
                                                                                 ======            ======

                                       F-9

                             LS CAPITAL CORPORATION
                          Notes to Financial Statements


NOTE 3 - RECEIVABLES FROM AFFILIATED PARTIES (continued)

The stock sale subscription receivable is for 800,000 shares at $.385, or $308,000. Collections through September 8, 1997 total $208,000, and the balance is expected in September, 1997. See Note 7 for discussion of the note receivable from Papone's 24.5% partner.


NOTE 4 - RECEIVABLES FROM UNAFFILIATED PARTIES

These consist of the following:

                                                                                  1997              1996
                                                                                -------           ------
         Note receivable - RMS Titanic, Inc.                                    $    90           $   185
         Amount due from sale of sports game                                         65
         Prepaid legal fees                                                                           104
         Other                                                                       25
                                                                              ---------            ------
                                                                                    181               289
         Less:  current portion                                                  (  181)           (  251)
                                                                               --------          --------
         Long-term portion                                                    $       0          $     38
                                                                              =========          ========

Legal disputes concerning the RMS Titanic, Inc. receivable were resolved in January, 1997. Collections on the RMS Titanic, Inc. note receivable totaled $95,000 in fiscal 1997. Management expects to collect the remaining $90,000 during fiscal 1998.

The $65,000 receivable from the sale of the sports game was collected in July, 1997.


NOTE 5 - PROPERTY AND EQUIPMENT

Depreciation of property and equipment is calculated using the straight-line method over their estimated useful lives as follows:

                                                               Life               1997              1996
                                                            ----------          -------           ------
        Papone's Casino
            Land                                                $1,200           $1,200
            Buildings                                          30 years             652               652
            Gaming equipment                              5 - 7   "                 137               137
            Furniture and equipment                           5   "                 223               223
         Other                                                5   "                   5                28
                                                                             ----------         ---------
                                                                                  2,217             2,240
         Less:  accumulated depreciation                                         (  340)          (   311)
                                                                               --------          --------
                                                                                 $1,877            $1,929
                                                                                 ======            ======

                             LS CAPITAL CORPORATION
                          Notes to Financial Statements


NOTE 6 - GOLD MINING VENTURES

In late 1996 and early 1997, the Company made investments in three related corporations formed to pursue the extraction of gold and other precious metals from ore mined in the desert in southeastern California. These three corporations have substantially the same stockholders, including one officer of the Company. Funds invested in one of the companies by other stockholders were used to purchase land and equipment at a cost of $321,000. The Company used its common stock to pay for services performed for these ventures of $451,000 during fiscal 1997. The Company received net cash reimbursements of $109,000, leaving a net investment from these ventures of $342,000, which has been written down by $21,000 to the net book value of the ventures of $321,000, which equals the gross asset value.

Components of this amount are as follows:

                           Intangible mining claims                                $  59
                           Land and buildings                                         21
                           Equipment                                                 241
                                                                                   -----
                                                                                    $321


NOTE 7 - CLAIMS SUBJECT TO COMPROMISE - SUBSIDIARY BANKRUPTCY

Papone's Casino was closed on September 30, 1996 and has not reopened because of a dispute between the Company and the Papone's 24.5% minority shareholder. In August, 1997, Papone's filed a Plan of Reorganization in which it proposes that the Company acquire 100% ownership and eventually repay all creditors, including its largest secured creditor who would have to accept a disputed receivable due from the 24.5% owner. This receivable is carried on the Company's books at $253,000, but is valued at $1,753,000. The Plan proposes this receivable will be tendered as partial or full consideration for the disputed outstanding amount owed, currently recorded at $1,196,000. The Company, currently a 75.5% owner, has proposed a cash contribution of $50,000 in exchange for 100% ownership of the casino when it emerges from bankruptcy protection.

This bankruptcy followed the failed restructuring of the repayment terms of the principal secured creditor of Papone's, who is currently owed $1,196,000. This amount was restructured in the fall of 1996, with an ownership interest in a California card club being transferred at an agreed-upon value of $590,000 as a reduction in accrued interest due this creditor. Because this asset was carried on the Company's books at no value, the Company recorded a gain of $590,000, representing the difference between the carried

                             LS CAPITAL CORPORATION
                          Notes to Financial Statements


NOTE 7 - CLAIMS SUBJECT TO COMPROMISE - SUBSIDIARY BANKRUPTCY
                  (continued)

amount and the fair market value on the date of transfer. Shortly after the transfer, the card club filed for bankruptcy protection, and the Papone's creditor has sought to reverse the transfer. Settlement of this debt and all related matters are within the jurisdiction of the Denver federal bankruptcy court.

Total liabilities whose payment terms are expected to be affected by the bankruptcy action are grouped under the balance sheet caption "claims subject to compromise" for both years presented. All such liabilities are being carried at their face values. Related costs of the bankruptcy include legal fees of $10,300 in fiscal 1997, and are expensed as incurred.

The Company expects to resume operations of Papone's Casino in May, 1998. The financial statements do not include any adjustments from the bankruptcy reorganization, as none have yet occurred.


NOTE 8 - STOCK FOR DEBT SWAP WITH RELATED PARTIES

On October 1, 1996, under a plan approved by stockholders in the annual meeting held June 17, 1996, the Company authorized the issuance of 6,069,000 shares to the Company's three officers and directors to satisfy $289,000 in debts and accrued salaries owed.


NOTE 9 - NOTES AND ADVANCES PAYABLE TO RELATED PARTIES

These consist of the following:

                                                                                  1997              1996
                                                                                -------           ------
         Notes payable to officers and directors                                                  $   200
         Accrued officer salaries                                              $     36               137
         Advance payable to 24.5% owner of Papone's                                                    60
                                                                            -----------         ---------
                                                                               $     36           $   397
                                                                               ========           =======


NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

These consist of the following:

                                                                                   1997             1996
                                                                                -------           ------
         Accounts payable                                                       $   674            $1,466
         Accrued expenses                                                            57               340
                                                                              ---------          --------
                                                                                $   731            $1,806
                                                                                =======            ======

                             LS CAPITAL CORPORATION
                          Notes to Financial Statements


NOTE 11 - INCOME TAXES

Net operating losses of approximately $350,000 are available as of June 30, 1997 to offset future taxable income, but about $260,000 is restricted to about $15,000 per year, due to the Internal Revenue Code Section 382 limitation, which occurred in October, 1996 (see Note 8).


NOTE 12  - REDEEMABLE PREFERRED STOCK

In June, 1994 the Company issued 220 shares of Series 1994-1 Convertible Preferred Stock for $1,970,000. During the 1995 and 1996 fiscal years, 140 and 26 shares, respectively, were converted into 67,000 and 18,000 common shares, valued at $200,000 and $1,400,000. On June 30, 1997, the 54 remaining shares were converted into 600,000 common shares valued at $504,800, plus $100,000 payable in 3 installments due on or before December 31, 1997. The $25,000 payment due by July 15, 1997 was timely made.


NOTE 13 - SALE OF TWO INACTIVE SUBSIDIARIES

In June, 1997, the Company transferred ownership of Lone Star Casino Corporation of Nevada and Pacific American Casinos, Inc. (the Tinian casino) to two individuals for nominal consideration. There has been no operating activity in either entity since 1995. Lone Star Casino Corporation of Nevada had previously filed a federal bankruptcy Chapter 7 liquidation petition in August, 1996. Management considers the chance of eventual liability on pending litigation related to the prior activities of these two entities as remote. Related continuing legal costs are considered insignificant. Related debts of $1,013,000 are shown as a gain on the sale.


NOTE 14 - SALE OF ASSETS OF CLUTCH GAMES, INC.

In June, 1996, the Company entered into a license agreement to produce and market various sports board games. In November, 1996, the Company sold their entire interest in these games for a net gain of $203,000, after incurring $68,000 in development and marketing expenses.

                             LS CAPITAL CORPORATION
                          Notes to Financial Statements


NOTE 15 - STOCK OPTIONS AND WARRANTS

Beginning with the current year, the Company has adopted the disclosure requirements of FASB Statement 123, Accounting for Stock Based Compensation Plans. The Company's 1993 and 1995 Stock Option Plans provide for the grant of incentive stock options qualifying under the Internal Revenue Code to officers and other employees of the Company, the grant of non-qualified options to directors, employees and consultants of the Company, and opportunities for directors, officers, employees and consultants of the Company to make purchases of stock in the Company. In addition, the Company issues stock warrants from time to time to employees, consultants, stockholders and creditors as additional financial incentives. The plans and warrants issuance are administered by a committee of the Board of Directors of the Company, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any. Both options and warrants carry certain anti-dilution provisions concerning stock dividends or splits, mergers and reorganizations. Options differ from warrants in that most of the options awards have employment termination restrictions, vesting periods and are non-transferable. In contrast, all warrants issued are immediately exercisable and are assignable.

The Company uses the intrinsic value method of calculating compensation expense, as described and recommended by APB Opinion 25, and allowed by FASB Statement
123. During the years ended June 30, 1997, 1996 and 1995, no compensation expense was recognized for the issuance of these options and warrants, because no option prices were below market prices at the date of grant. In addition, no options or warrants have been exercised during these periods. As of June 30, 1997, almost all outstanding warrants are payments for consulting and professional services. Summary information on each are as follows:

                                                                      Weighted                           Weighted
                                                                      average                            average
                                                      Options        Share Price        Warrants        Share Price
Year ended June 30, 1995:
   Outstanding at June 30, 1994                        52,780           $ 99.99           41,200           $ 98.07
   Granted                                             48,160             15.63           76,800             74.50
   Expired                                          (  21,220)           100.00        (  12,000)            78.13
                                                   ----------           -------       ----------          --------
   Outstanding at June 30, 1995                        79,720             58.22          106,000             83.25
Year ended June 30, 1996:
   Forfeited                                        (  45,320)            45.44
                                                   ----------          --------
   Outstanding at June 30, 1996                        34,400             75.06          106,000             83.25
Year ended June 30, 1997:
   Granted                                            800,000               .63          376,000              1.73
   Expired                                                                            (    9,200)           135.87
   Forfeited                                        (  16,200)            25.00
                                                   ----------          --------
   Outstanding at June 30, 1997                       818,200          $   1.63          472,800           $ 16.15
                                                    =========          ========        =========           =======

                                      F-14

                                              LS CAPITAL CORPORATION
                                           Notes to Financial Statements


NOTE 15 - STOCK OPTIONS AND WARRANTS (continued)

Additional disclosures as of June 30, 1997 are:

                                                                       Options          Options         Options at
                                                                       at $0.63         at $2.03        $15 - $122
     Total options
         Number of shares                                               800,000            2,000            16,200
         Weighted average exercise price                                  $0.63            $2.03           $100.26
         Weighted average remaining life                                4 years          8 years           6 years
     Currently exercisable options
         Number of shares                                               160,000              600             7,360
         Weighted average exercise price                                  $0.63            $2.03            $99.69

                                                                     Warrants at      Warrants at       Warrants at
                                                                     $.40 - $.95       $2 - $5           $28 - $150
     Total warrants
         Number of shares                                               146,000          230,000            96,800
         Weighted average exercise price                                  $0.68            $2.39            $78.25
         Weighted average remaining life                                3 years          3 years           2 years
     Currently exercisable warrants
         Number of shares                                               146,000          230,000            96,800
         Weighted average exercise price                                  $0.68            $2.39            $78.25

The above tables do not include the stock sale  subscriptions  described in Note
3.

Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the Black-Scholes option-pricing model suggested by FASB Statement 123, the Company's net losses and loss per share would have been increased to the pro forma amounts indicated below:

                                                                  1997             1996
                                                               ----------       ---------
     Net loss              - As reported                     $(       72)       $(  4,727)
                           - Pro forma                         (     343)        (  5,365)
     Net loss per share    - As reported                          $(0.01)          $(4.00)
                           - Pro forma                             (0.05)           (4.54)

Variables used in the Black-Scholes option-pricing model include (1) a 6% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is the actual historical stock price fluctuation volatility and (4) zero expected dividends.

                             LS CAPITAL CORPORATION
                          Notes to Financial Statements

NOTE 16 - SITE DEVELOPMENT COSTS

From inception, the Company has acquired interests in or control over a number of opportunities in the gaming industry. Due to lack of funding, zoning, and other problems, investments in the following properties failed, and the related purchased properties were sold and options to acquire, if any, have expired. A summary of related sale losses and costs written off are as follows:

                                                                1997              1996              1995
                                                             ---------          -------           ------
         Las Vegas sites:
            Chaparral Hotel                                                                      $    519
            Former Granada Inn and
               Malibu restaurant                                                                      288
         Mississippi sites:
            Biloxi                                                                                  2,618
            Pine Hills and Bay St. Louis                                                              485
         Tinian casino                                         $   656
         Other                                                                      273
                                                           -----------         --------            ------
                                                             $       0          $   929            $4,259
                                                             =========          =======            ======


NOTE 17 - COMMITMENTS AND CONTINGENCIES

As a result of the casino development efforts described above, and other business investment transactions, the Company and / or its subsidiaries have been sued by a number of entities during the past few years. Several of the lawsuits have been settled without significant cost to the Company in fiscal 1996 and 1997. The single lawsuit which management believes may have a possible adverse effect on the Company and has not been settled as of September 8, 1997 is a lawsuit filed by Mississippi Ventures II pertaining to the Mississippi Pine Hills site, and seeking the return of a $100,000 deposit. The Company has accrued no loss on this lawsuit. Management believes the likelihood of significant losses on any other lawsuits is remote, and that any possible future losses in aggregate are not significant.


NOTE 18 - FOREIGN OPERATIONS

Revenue from the Company's Tinian casino located in the Marianas Islands, totaled approximately $784,000 and $508,000 in fiscal 1996 and 1995, respectively. Net operating losses from this operation totaled $2,098,000 and $1,316,000 in fiscal 1996 and 1995, respectively. The casino was closed permanently in December, 1995. The Company recognized an additional writeoff in 1996 of $656,000 and a gain on disposal in 1997 of $732,000.
                                      F-16

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LS Capital Corporation has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   October 10, 1997                   LS Capital Corporation
                                                 (Registrant)

                                            By:   /s/ Paul J. Montle
                                            Paul J. Montle,
                                            Chief Executive Officer
                                            (Principal Executive Officer,
                                            Principal Financial Officer and
                                            Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Name                    Title                   Date

/s/ Paul J. Montle          Chairman of          October 10, 1997
---------------------       the Board
Paul J. Montle



/s/ Roger W. Cope           Director             October 10, 1997
-------------------
Roger W. Cope



/s/ C. Thomas Cutter        Director             October 10, 1997
--------------------
C. Thomas Cutter



/s/ Kent E. Lovelace, Jr.   Director              October 10, 1997
-------------------------
Kent E. Lovelace, Jr.

                                                                 SCHEDULE II

LS CAPITAL CORPORATION AND SUBSIDIARIES
Years ended June 30, 1997, 1996 and 1995

Valuation and Qualifying Accounts


                                                              Additions
                                            Balance at        charged to                         Balance
                                            beginning         costs and                          at end of
                                            of period         expenses          Deductions        period

1997 Fiscal Year

Note receivable from 24.5%
   minority shareholder of
   Papone's                                $800,000                                             $800,000
                                           ========                                             ========
1996 Fiscal Year

Note receivable from 24.5%
   minority shareholder of
   Papone's                                $800,000                                              $800,000
Note receivable from landlord
   of proposed site                         750,000                              $750,000 (1)           0
                                          ---------                              --------        --------
                                         $1,550,000                              $750,000        $800,000
                                         ==========                              ========        ========
1995 Fiscal Year

Note receivable from 24.5%
   minority shareholder of
   Papone's                                $800,000                                            $  800,000
Note receivable from landlord
   of proposed site                              0           $750,000                             750,000
                                        -----------          --------                          ----------
                                        $   800,000          $750,000                          $1,550,000
                                        ===========          ========                          ==========

(1) Amounts were written off during year

                                                     EXHIBITS INDEX

           Exhibit
           Number    Description

           4.01           Certificate  of  Incorporation  of the  Company  filed
                          December 30, 1992 is incorporated  herein by reference
                          from the Company's (SEC File No. 33-57998-D) Form SB-2
                          Registration  Statement  filed  April 29,  1993,  Item
                          27(a), Exhibit 3.1.
           4.02           Bylaws  of the  Company  are  incorporated  herein  by
                          reference from the Company's (SEC File No. 33-57998-D)
                          Form SB-2 Registration Statement filed April 29, 1993,
                          Item 27(a), Exhibit 3.2.
           4.03           Certificate    of   Amendment   of    Certificate   of
                          Incorporation of the Company is incorporated herein by
                          reference from the Company's (SEC File No. 33-57998-D)
                          Form SB-2 Registration Statement filed April 29, 1993,
                          Item 27(a), Exhibit 3.5.
           4.04           Amendment  to  Certificate  of   Incorporation   filed
                          February 2, 1995 is  incorporated  herein by reference
                          from the Company's  (SEC File No.  0-21566)  Report on
                          Form 10-Q for the period ended December 31, 1994, Item
                          6, Exhibit 3.01
           4.05           Certificate of  Designation,  Preferences,  Rights and
                          Limitations of 12% Senior Convertible  Preferred Stock
                          of the Company filed January 25, 1993, is incorporated
                          herein by reference  from the Company's  (SEC File No.
                          33-57998-D)  Form SB-2  Registration  Statement  filed
                          April 29, Item 27(a), Exhibit 4.1.
           4.06           Certificate    of   Amendment   of    Certificate   of
                          Incorporation  of the  Company  filed June 26, 1996 is
                          incorporated  herein by reference  from the  Company's
                          (SEC File No.  0-21566) Annual Report on Form 10-K for
                          the year ended June 30,  1996,  Part IV,  Item  14(c),
                          Exhibit 4.06.
           10.01          Assignment  Agreement  dated as of  December  31, 1992
                          between  Papone's Palace  Acquisition  Corporation and
                          the Company is  incorporated  herein by reference from
                          the  Company's  (SEC  File No.  33-57998-D)  Form SB-2
                          Registration  Statement  filed  April 29,  1993,  Item
                          27(a), Exhibit 10.1.
           10.02          Purchase  Agreement dated effective  November 30, 1992
                          between  American Pacific  Management  Corporation and
                          George B. Hill and  Dolores J. Hill,  Trustees  of the
                          Hill Family Trust and Papone's  Palace Ltd.  Liability
                          Company is  incorporated  herein by reference from the
                          Company's   (SEC  File  No.   33-57998-D)   Form  SB-2
                          Registration  Statement  filed  April 29,  1993,  Item
                          27(a), Exhibit 10.4.
           10.03          Letter  Agreement  dated  November  30,  1992  between
                          American  Pacific  Management  Corporation and Randall
                          Gose is  incorporated  herein  by  reference  from the
                          Company's   (SEC  File  No.   33-57998-D)   Form  SB-2
                          Registration  Statement  filed  April 29,  1993,  Item
                          27(a), Exhibit 10.5.
           10.04       Lease and Option dated November 30, 1992 between George
                          B. Hill and Dolores J. Hill and American Pacific
                          Management Corporation is incorporated






                          herein by reference  from the Company's  (SEC File No.
                          33-57998-D)  Form SB-2  Registration  Statement  filed
                          April 29, 1993, Item 27(a), Exhibit 10.6.
           10.05          The Company's  1993 Stock Option Plan is  incorporated
                          herein by reference  from the Company's  (SEC File No.
                          33-57998-D ) Form SB-2  Registration  Statement  filed
                          April 29, 1993, Item 27(a), Exhibit 10.8.
           10.06          Amendment  to the  Company  1993 Stock  Option Plan is
                          incorporated  herein by reference  from the  Company's
                          (SEC  File No.  0-21566)  Report  on Form 10-Q for the
                          period ended September 30, 1994, Item 6, Exhibit 10.8.
           10.07          Operating Agreement of Papone's Palace is incorporated
                          herein by reference  from the Company's  (SEC File No.
                          33-57998-D ) Form SB-2  Registration  Statement  filed
                          April 29, 1993, Item 27(a), Exhibit 10.9.
           10.08       Settlement Agreement dated March 15, 1993 by and among
                          the Hill Family Trust, George B. Hill and Dolores J.
                          Hill, Co-Trustees, George B. Hill, individually,
                          Timothy B. Hill, individually, American Pacific
                          Management Corporation, Papone's Palace Acquisition
                          Corporation, Viral Testing Systems Corporation, the
                          Company, Paul J. Montle and Paul V. Culotta is
                          incorporated herein by reference from the Company's
                          (SEC File No. 33-57998-D) Form SB-2 Registration
                          Statement filed April 29, 1993, Item 27(a), Exhibit
                          10.10.
           10.09          Assignment  Agreement  dated as of  December  31, 1992
                          between  Papone's Palace  Acquisition  Corporation and
                          the Company is  incorporated  herein by reference from
                          the  Company's  (SEC File No.  33-57998-D  ) Form SB-2
                          Registration  Statement  filed  April 29,  1993,  Item
                          27(a), Exhibit 10.12.
           10.10          Letter  from  the  State  of  Colorado  regarding  the
                          transfer of ownership to Papone's  Palace  Acquisition
                          Corporation is  incorporated  herein by reference from
                          the Company's (SEC File No. 0-21566) Current Report on
                          Form 8-K dated June 10, 1993, Item 7, Exhibit (a).
           10.11          Promissory  Note in the  principal  amount of $500,000
                          dated as of June 10,  1993 in favor of Randal  Gose is
                          incorporated  herein by reference  from the  Company's
                          (SEC File No.  0-21566) Annual Report on Form 10-K for
                          the year ended June 30,  1993,  Part IV,  Item  14(c),
                          Exhibit 10.16.
           10.12          Promissory  Note  in  the  principal  amount  $500,000
                          executed by First Response  Medical,  Inc. in favor of
                          the Company is  incorporated  herein by reference from
                          the Company's (SEC File No. 0-21566) Current Report on
                          Form 8-K dated June 3, 1993, Item 7, Exhibit 10.1.
           10.13          Pledge  Agreement  made and entered  into as of May 4,
                          1993  between  First  Response  Medical,  Inc. and the
                          Company is  incorporated  herein by reference from the
                          Company's  (SEC File No.  0-21566)  Current  Report on
                          Form 8-K dated June 3, 1993, Item 7, Exhibit 10.2.
           10.14          Bailment and Agency  Agreement  entered into as of May
                          4, 1993 between  First  Response  Medical,  Inc.,  the
                          Company,  Pullman  &  Comley  &  Allan  H.  Carlin  is
                          incorporated  herein by reference  from the  Company's
                          (SEC  File No.  0-21566)  Current  Report  on Form 8-K
                          dated June 3, 1993, Item 7, Exhibit 10.3.
           10.15       Restructuring and Amendment Agreement dated September 9,
                          1993 by and among the Hill Family Trust, George B.
                          Hill, Trustee, American Pacific






                          Management Corporation and the Company is incorporated
                          herein by reference  from the Company's  (SEC File No.
                          0-21566)  Annual  Report on Form  10-K for year  ended
                          June 30, 1993, Part IV, Item 14(c), Exhibit 10.22.
           10.16          Agreement dated November 24, 1993 by Coronet  Company,
                          Inc.  to  the  Company  is   incorporated   herein  by
                          reference  from the Company's  (SEC File No.  0-21566)
                          Annual Report on Form 10-K for the year ended June 30,
                          1994, Part IV, Item 14(c), Exhibit 10.30.
           10.17          Lease dated  October 20, 1994 between Lone Star Casino
                          Corporation of Nevada, a Nevada  corporation,  and TPM
                          Financial,  Inc. is  incorporated  herein by reference
                          from the Company's  (SEC File No.  0-21566)  Report on
                          Form 10-Q for the period  ended  September  30,  1994,
                          Item 6, Exhibit 10.34.
           10.18          Amendment Number One to Casino Lease dated February 3,
                          1995,  between  TPM  Financial,  Inc.  and  Lone  Star
                          Corporation  of  Nevada  is  incorporated   herein  by
                          reference  from the Company's  (SEC File No.  0-21566)
                          Report on Form 10-Q for the period ended  December 31,
                          1994, Item 6, Exhibit 10.01.
           10.19          Amendment  No. 2 to the Company 1993 Stock Option Plan
                          is incorporated herein by reference from the Company's
                          (SEC  File No.  0-21566)  Report  on Form 10-Q for the
                          period ended December 31, 1994, Item 6, Exhibit 10.02.
           10.20          Amendment  No. 3 to the Company 1993 Stock Option Plan
                          is incorporated herein by reference from the Company's
                          (SEC  File No.  0-21566)  Report  on Form 10-Q for the
                          period ended December 31, 1994, Item 6, Exhibit 10.03.
           10.21          Amendment Number One to Lease Agreement dated February
                          3, 1995,  between TPM  Financial,  Inc.  and Lone Star
                          Casino Corporation of Nevada is incorporated herein by
                          reference  from the Company's  (SEC File No.  0-21566)
                          Report on Form 10-Q for the period ended  December 31,
                          1994, Item 6, Exhibit 10.04.
           10.22          The Company,  Papone's Palace Acquisition  Corporation
                          and Papone's  Palace Ltd.  Liability  Company  Secured
                          Convertible  Senior  Debenture  Due  January  1,  1995
                          Debenture  No. 1 dated October 5, 1994 in the original
                          principal amount of $1,000,000 is incorporated  herein
                          by reference from the Company's (SEC File No. 0-21566)
                          Report on Form 10-Q for the period  ended  December 3,
                          1994, Item 6, Exhibit 10.05.
           10.23          The  Company's  1994 Employee  Stock  Purchase Plan is
                          incorporated  herein by reference  from the  Company's
                          (SEC  File No.  0-21566)  Report  on Form 10-Q for the
                          period ended December 3, 1994, Item 6, Exhibit 10.06.
           10.24          The   Company's    Capital    Accumulation   Plan   is
                          incorporated  herein by reference  from the  Company's
                          (SEC  File No.  0-21566)  Report  on Form 10-Q for the
                          period ended December 31, 1994, Item 6, Exhibit 10.07.
           10.25          The Company's 1994 Stock Option Plan for  Non-Employee
                          Directors is incorporated herein by reference from the
                          Company's (SEC File No.  0-21566)  Report on Form 10-Q
                          for  the  period  ended  December  31,  1994,  Item 6,
                          Exhibit 10.08.
           10.26       Amendment Number Two to Lease Agreement dated December
                          29, 1994 between Lone Star Casino Corporation of
                          Nevada and TPM Financial, Inc. is incorporated herein
                          by reference from the Company's (SEC File No. 0-21566)






                          Report on Form  10-Q for the  period  ended  March 31,
                          1995, Item 6, Exhibit 10.01.
           10.27          Amendment  Number One to the Company  Papone's  Palace
                          Acquisition   Corporation  and  Papone's  Palace  Ltd.
                          Liability Company Secured Convertible Senior Debenture
                          Due January 1, 1995  Debenture  No. 1 is  incorporated
                          herein by reference  from the Company's  (SEC File No.
                          0-21566)  Report  on Form  10-Q for the  period  ended
                          March 31, 1995, Item 6, Exhibit 10.02.
           10.28          Sub-Lease  Agreement  dated March 21, 1995 between the
                          Company and AirTel,  Ltd.  is  incorporated  herein by
                          reference  from the Company's  (SEC File No.  0-21566)
                          Report on Form  10-Q for the  period  ended  March 31,
                          1995, Item 6, Exhibit 10.03.
           10.29          The Company's  1996  Consultant  Compensation  Plan is
                          incorporated  herein by reference  from the  Company's
                          (SEC File No.  333-01158)  Registration  Statement  on
                          Form S-8 filed February 8, 1996, Exhibit 4.2.
           10.30          Settlement Agreement dated August 5, 1996 by and among
                          the   Company,   Les   Alexander,    Papone's   Palace
                          Acquisition  Corporation  and  Papone's  Palace  Ltd.,
                          Liability Co. is incorporated herein by reference from
                          the Company's (SEC File No.  0-21566) Annual Report on
                          Form 10-K for the year ended June 30,  1996,  Part IV,
                          Item 14(c), Exhibit 10.31.
           10.31          Absolute   Assignment  of  Membership  Interest  dated
                          August 20,  1996  executed  by the Company in favor of
                          Les Alexander is incorporated herein by reference from
                          the Company's (SEC File No.  0-21566) Annual Report on
                          Form 10-K for the year ended June 30,  1996,  Part IV,
                          Item 14(c), Exhibit 10.32.
           10.32       Agreement dated October 30, 1996 among Zeotech Industries, Inc., Ed
                          Hemsted, W.D. Groves, KJM Capital Corp., Keith J. McKenzie, Kent E.
                          Lovelace, Jr., Griffin Gold Group, Inc. and the Company.
           10.33          The Company's  1997  Consultant  Compensation  Plan is
                          incorporated  herein by reference  from the  Company's
                          (SEC File No.  333-17373)  Registration  Statement  on
                          Form S-8 filed December 6, 1996, Exhibit 4.2.
           10.34       Warrant Purchase Agreement dated June 30, 1997 between Keith J.
                          McKenzie and the Company
           10.35       Agreement dated February 28, 1997 among Tanye Capital Group, Shoshone
                          Mining Co., and the Company.
           10.36       Services Agreement dated March 1, 1997 between Griffin Gold Group, Inc.
                          and Desert Minerals, Inc.
           10.37       Services Agreement dated March 1, 1997 between Shoshone Mining Co. and
                          Desert Minerals, Inc.
           10.38       Release and Partial Termination Agreement among W.D. Groves, Zeotech
                          Industries, Inc., Ed Hemsted, KJM Capital Corp., Keith J. McKenzie, Kent E.
                          Lovelace, Jr., Griffin Gold Group, Inc. and the Company.
           10.39       First Amendment to Agreement dated October 30, 1996 among Zeotech
                          Industries, Inc., Ed Hemsted, W.D. Groves, KJM Capital Corp., Keith J.
                          McKenzie, Kent E. Lovelace, Jr., Griffin Gold Group, Inc. and the Company.
           10.40       Second Amendment to Agreement dated October 30, 1996 among Zeotech
                          Industries, Inc., Ed Hemsted, W.D. Groves, KJM Capital Corp., Keith J.





                          McKenzie, Kent E. Lovelace, Jr., Griffin Gold Group, Inc. and the Company.
           10.41       Letter Employment Agreement dated March 27, 1997 between Griffin Gold
                          Group, Inc. and Richard W. Lancaster
           10.42          Letter  Agreement  dated  March  27,  1997  among  the
                          Company,  Griffin Gold Group,  Inc.,  Desert Minerals,
                          Inc., Douglas Schmitt, Zeotech Industries, Inc.
                          and Ed Hemsted.
           10.43       Bankruptcy petition filed by Papone's Palace Ltd. Liability Company in the
                          United States Bankruptcy Court for the District of Colorado, No. 97-15695-
                          SBB.
           10.44       Stipulation filed in the Supreme Court of the State of New York, County of
                          New York (Index No. 127087-94, by Glenville Properties Incorporated, RMS
                          Titanic, Inc., Arnie Geller, Allan H. Carlin, William S. Gasparrini, the
                          Company, Paul J. Montle, Paul V. Culotta, and Roger W. Cope.
           10.45      Amendment to Stipulation filed in the Supreme Court of the State of New
                         York, County of New York (Index No. 127087-94, by Glenville Properties
                         Incorporated, RMS Titanic, Inc., Arnie Geller, Allan H. Carlin, William S.
                         Gasparrini, the Company, Paul J. Montle, Paul V. Culotta, and Roger W.
                         Cope.
           10.46       Settlement Agreement dated June 30, 1997 between GFL Ultra Fund, Ltd. and the Company.
           10.47          Exploration  Agreement  and Option to Lease dated June
                          5, 1997 among  Charles  Jackson,  Marie  Unruh,  James
                          Hopkins,   Sr.,  Tracy  Hopkins,  Rick  Jackson,  Mara
                          Jackson, Paul Jackson, Jared Jackson, and Griffin Gold
                          Group, Inc.
           10.48          Exploration  Agreement  and Option to Lease dated June
                          13, 1997 among  Charles  Jackson,  Marie Unruh,  James
                          Hopkins,   Sr.,  Tracy  Hopkins,  Rick  Jackson,  Mara
                          Jackson,  Paul  Jackson,  Jared  Jackson,  and  Desert
                          Minerals, Inc.
           10.49          Exploration  Agreement  and Option to Lease dated June
                          10, 1997 among  Charles  Jackson,  Marie Unruh,  James
                          Hopkins,   Sr.,  Tracy  Hopkins,  Rick  Jackson,  Mara
                          Jackson,  Paul Jackson,  Jared  Jackson,  and Shoshone
                          Mining Co.
           10.50          The Company's  1998  Consultant  Compensation  Plan is
                          incorporated  herein by reference  from the  Company's
                          (SEC File No.  333-31963)  Registration  Statement  on
                          Form S-8 filed July 24, 1997, Exhibit 4.2.
           21.01       Subsidiaries of Registrant.
           23.02       Consent of KPMG Peat Marwick, LLP
           25.01       Power of Attorney (included on the signature page hereto).
           27          Financial Data Schedule
           99.1        Plan of Reorganization filed by Papone's Palace Ltd. Liability Company in the in the United States Bankruptcy Court for the District of Colorado, No. 97-15695-SBB
           99.2        Disclosure Statement filed by Papone's Palace Ltd. Liability Company in the in the United States Bankruptcy Court for the District of Colorado, No. 97-15695-SBB