Form 10QSB
period 1997-09-30
LS CAPITAL CORP
filed 1997-11-14
CIK 897545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: September 30, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _________

                         Commission file number: 0-21566

                             LS CAPITAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

                       Delaware                              84-1219819
             (State or other jurisdiction of               (I.R.S. Employer
             incorporation or organization                Identification No.)

         15915 Katy Freeway, Suite 250, Houston, Texas         77094
            (Address of principal executive officer)         (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE  PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock, $0.01 par value, outstanding as of September 30, 1997: 12,569,790 shares

Transitional Small Business Disclosure Format (check one):   Yes    [ ]  No  [X]

                     LS CAPITAL CORPORATION AND SUBSIDIARIES
                        QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX

PART I.           FINANCIAL INFORMATION                                     Page

         Item 1.           Financial Statements

                  Condensed consolidated financial statements of LS Capital Corporation and Subsidiaries:

                  Balance sheet as of September 30, 1997                       3

                  Statements of income for the three months
                            ended September 30, 1997 and 1996                  4

                  Statements of cash flow for the three months
                            ended September 30, 1997 and 1996                  5

                  Notes to condensed consolidated financial statements         6

         Item 2.           Management's Discussion and Analysis                7

PART II.          OTHER INFORMATION

         Item 1.  Legal proceedings                                            8

         Item 2.  Changes in securities                                        8

         Item 6.  Exhibits and Reports on Form 8-K.                            9

             (a)  Exhibits

             (b)  Reports on Form 8-K

SIGNATURE                                                                      9

 PART 1.   FINANCIAL INFORMATION

 Item 1.   Financial Statements

                     LS Capital Corporation and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheet
                               September 30, 1997
                                 (in thousands)

                                     ASSETS

Current assets:
     Cash and cash equivalents                                                                   $        15
         Funds held in law firm trust accounts                                                            73
         Marketable equity securities                                                                     15
     Receivable from affiliated parties, less
      allowances for losses of $800,000                                                                  320
     Receivable from unaffiliated parties, net                                                           134
     Prepaid expenses and other                                                                            6
                                                                                                      -------

                           Total current assets                                                          563

Property and equipment, net                                                                            1,864
Equity in gold mining ventures                                                                           301
Other assets                                                                                              11
                                                                                                      -------
                                                                                                     $ 2,739

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Claims subject to compromise                                                                    $ 2,449
    Accounts payable and accrued expenses                                                                783
     Redemption payable - redeemable preferred stock                                                          75
                                                                                                       ------
                Total current liabilities                                                              3,307

Stockholders' equity:
              Common stock                                                                               125
              Additional paid-in capital                                                              25,532
              Accumulated deficit                                                                    (26,225)
                                                                                                     -------
                                                                                                     (   568)
Commitments, contingencies and other matters
                                                                                                     $ 2,739

                             See accompanying notes

                     LS Capital Corporation and Subsidiaries
                        Unaudited Condensed Consolidated
                              Statements of Income
                    (in thousands, except per share amounts)


                                                                                   Three Months Ended
                                                                                       September 30
                                                                                     1997           1996
OPERATING REVENUES
     Gaming                                                                                      $  224
         Food, beverage, etc.                                                                        16
                                                                                                  -----
                                                                                                    240

OPERATING EXPENSES
     Gaming                                                                                          40
     Food, beverage, etc.                                                                            50
     Equity in loss of unconsolidated mining subsidiaries                         $    151
     General and administrative                                                        328          316
     Depreciation and amortization                                                      16           73
                                                                                      -----        -----
                                                                                       495          479
                                                                                      -----        -----

OPERATING LOSS                                                                        (495)        (239)

OTHER INCOME AND EXPENSE
     Interest expense, net                                                             (137)        (60)
     Gain on transfer of partnership interest to creditor                                           590
     Other, net                                                                                       2
                                                                                     --------      -----
                                                                                       (137)        532
                                                                                      ------       -----
NET INCOME (LOSS)                                                                    $ (632)    $   293
                                                                                     ========    =======

NET INCOME (LOSS) PER COMMON SHARE                                                   $(0.05)    $  0.17

WEIGHTED AVERAGE COMMON SHARES
       OUTSTANDING                                                                   12,370       1,770




                             See accompanying notes

                     LS Capital Corporation and Subsidiaries
                        Unaudited Condensed Consolidated
                            Statements of Cash Flows
                                 (in thousands)

                                                                                  Three Months Ended
                                                                                     September 30
                                                                                    1997       1996

NET CASH USED BY OPERATING  ACTIVITIES                                             ($272)    ($106)

CASH FLOWS OF INVESTING ACTIVITIES
         Proceeds from sale of Clutch Games                                           65
         Increase in deposits and other assets                                               (  42)
                                                                                   -------   -----
                  Cash (used) provided by investing activities                        65     (  42)

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of common stock                                                 35
         Collection of stock subscription receivable                                 242
         Payment of redeemable preferred redemption                                (  25)
                                                                                    ------   ------
            Cash provided by financing activities                                    217        35
                                                                                    ------   ------

INCREASE (DECREASE) IN CASH AND CASH
                EQUIVALENTS                                                           10      (113)

CASH AND CASH EQUIVALENTS
         Beginning of period                                                           5       139
                                                                                    ------    -----
         End of period                                                             $  15    $   26
                                                                                    =====    ======

SUPPLEMENTAL CASH FLOW INFORMATION

         Common stock issued for services                                           $202
         Common stock issued for gold mining ventures                                 10
         Cancellation of investment in securities
                  of gold mining company                                             (50)
         Gain on transfer of investment securities
                  in exchange for debt reduction                                              $590






                             See accompanying notes

                     LS Capital Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                      Three Months Ended September 30, 1997

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1997 included in the Company's Annual Report on Form 10-K. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited consolidated financial statements has been omitted.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results for the unaudited three months ended September 30, 1997 and 1996. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

2. Papone's Palace LLC was closed on September 30, 1996 and has not reopened because of a dispute between the Company and Papone's 24.5% minority shareholder. In April, 1997, following the failed restructuring of the repayment terms of the principal secured creditor of Papone's, who is currently owed $1,196,000, Papone's filed for bankruptcy under Chapter 11 of the federal bankruptcy laws. In August, 1997, a Plan of Reorganization was filed with the bankruptcy court followed by a Disclosure Statement in October, 1997, which propose that the Company acquire 100% ownership and eventually repay all creditors, including its largest secured creditor who would have to accept a disputed receivable due from the 24.5% owner. In October, 1997, the secured creditor filed a motion in the Bankruptcy Court to dismiss the bankruptcy citing the perceived inability of Papone's to reorganize. In October, 1997, the court ruled in favor of the Creditor lifting the bankruptcy stay against Papone's property. The Company plans to vigorously appeal the Court's decision.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

      At September 30, 1997, the Company has a working capital deficiency of $2,744,000 compared to a deficit of $3,937,000 at September 30, 1996. The lower deficiency was primarily due to the reduction in liabilities as a result of the sale of two subsidiaries in fiscal 1997.

       Papone's Palace LLC was closed on September 30, 1996 and has not reopened because of a dispute between the Company and Papone's 24.5% minority shareholder. In April, 1997, following the failed restructuring of the repayment terms of the principal secured creditor of Papone's, who is currently owed $1,196,000, Papone's filed for bankruptcy under Chapter 11 of the federal bankruptcy laws. In August, 1997, a Plan of Reorganization was filed with the bankruptcy court followed by a Disclosure Statement in October, 1997, which propose that the Company acquire 100% ownership and eventually repay all creditors, including its largest secured creditor who would have to accept a disputed receivable due from the 24.5% owner. In October, 1997, the secured creditor filed a motion in the Bankruptcy Court to dismiss the bankruptcy citing the perceived inability of Papone's to reorganize. In October, 1997, the court ruled in favor of the Creditor lifting the bankruptcy stay against Papone's property. The Company plans to vigorously appeal the Court's decision.

      In October, 1997, the Company received $250,000 from a private investor as convertible debt, which matures in one year and bears interest at 8%. The debt is convertible after December 1, 1997 into the Company's common stock at 70% of the average closing bid for the previous five days. Management believes that it can obtain the funds necessary to meet its working capital needs for the remainder of fiscal 1998 primarily through the sale of common stock and from the sale of other non-revenue producing assets.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 and 1996

The Company had incurred a net loss of $632,000 or $.05 a share, as compared to net income of $293,000 or $0.17 per share for the comparable period in the prior year. The change of $924,000 was attributable to 1) the decline in gaming margins of $150,000 due to the closing of Papone's Palace in September, 1996, 2) the gain of $590,000 on the transfer of a partnership interest to a creditor in August, 1996 and 3) equity in loss of mining venture subsidiaries of $150,000 in the 1997 quarter.

General and administrative expenses totaled $328,000 during the quarter ended September 30, 1997, as compared with $316,000 for the comparable prior year quarter.


PART II.          OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS

                  On February 21, 1997, a judgment was entered against Papone's Palace LLC (the "Limited Liability Company"), the indirect majority-owned subsidiary that owns the Company's Papone's Palace casino (the "Property"). The judgment was entered in favor of the Limited Liability Company's largest creditor (the"Creditor") in the principal amount of $1,101,337, together with interest and costs, and decree a foreclosure on the Property. This development required the Limited Liability Company to file for bankruptcy protection under Chapter 11 of the federal bankruptcy laws on April 23, 1997. However, in October, 1997, the bankruptcy court granted a motion filed by the Creditor to lift the bankruptcy stay against the Property. The Company plans to vigorously appeal this decision. However, if the Company is not successful in its appeal, the Creditor will be able to foreclose on the Property. As a result of the foregoing matters, the future of the Property and the Company's gaming operations can not now be determined.

      ITEM 2.     CHANGES IN SECURITIES

                  On or about August 1, 1997, the Company issued 54,400 shares of the Company's common stock to Family Lands, L.P. in satisfaction of a promissory note in the original principal amount of $125,000 issued by a subsidiary of the Company in connection with the settlement of a lawsuit. These shares were issued in reliance on the exemption provided for by Regulation D under the Securities Act of 1933, as amended.

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

                   Exhibit
                   Number                       Description

                    27                      Financial Data Schedule

         (b)      Reports on Form 8-K

                           None







                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             LS CAPITAL CORPORATION
                                  (Registrant)


                             By:   /s/ Paul J. Montle
                                   Paul J. Montle
                                   President, Chief Executive Officer
                                   and Chief Financial Officer

Dated: November 14, 1997

                                 EXHIBITS INDEX

           Exhibit
           Number             Description


           27              Financial Data Schedule