Form 10QSB
period 1997-12-31
LS CAPITAL CORP
filed 1998-02-17
CIK 897545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934:  For the quarterly period ended: December 31, 1997

[  ]     Transition report pursuant to Section 13 or 15(d) of the  Securities
Exchange Act of 1934:  For the transition period from _______ to _________

                                          Commission file number: 0-21566

                             LS CAPITAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

           Delaware                                         84-1219819
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                             Identification No.)

         15915 Katy Freeway, Suite 250, Houston, Texas              77094
            (Address of principal executive officer)               Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of common stock, $0.01 par value, outstanding as of December 31, 1997: 12,724,438 shares

Transitional Small Business Disclosure Format (check one):   Yes         No    X

                     LS CAPITAL CORPORATION AND SUBSIDIARIES
                         QUARTER ENDED DECEMBER 31, 1997

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             Page

         Item 1.  Financial Statements

                  Condensed  consolidated  financial  statements
                    of LS  Capital Corporation and Subsidiaries:

                  Balance  sheet  as of December 31, 1997                      3

                  Statements of income for the three months
                    ended December 31, 1997 and 1996                           4

                  Statements of income for the six months ended
                    December 31, 1997 and 1996                                 5

                  Statements of stockholders' equity for the six months
                    ended December 31, 1997 and 1996                           6

                  Statements of cash flow for the three months
                    ended December 31, 1997 and 1996                           7

                  Notes to condensed consolidated financial statements         9


          Item 2. Management's Discussion and Analysis                        10

PART II. OTHER INFORMATION

          Item 1.  Legal proceedings                                          12

          Item 6.  Exhibits and Reports on Form 8-K.                          12

             (a)Exhibits

                    10.1 Letter of Intent

                    10.2 Mineral Lease - Private Land

                    27   Financial Data Schedule

             (b) Reports on Form 8-K

                    None

SIGNATURE                                                                     13

 PART 1.   FINANCIAL INFORMATION

 Item 1.   Financial Statements

                     LS Capital Corporation and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheet
                                December 31, 1997
                                 (in thousands)

                                     ASSETS
Current assets:
Cash and cash equivalents                                               $    97
Marketable equity securities                                                 15
Receivable from affiliated parties, less
     allowances for losses of $800,000                                      253
Receivable from unaffiliated parties, net                                   183
Prepaid expenses and other                                                    4
                                                                        -------

                                Total current assets                        552

Property and equipment, net                                               1,851

Equity in gold mining ventures                                              324

Other assets                                                                 10
                                                                         -------

                                                                         $ 2,747
                                                                         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of notes payable                                $ 1,549
     Accounts payable and accrued expenses                                1,837
     Redemption payable - redeemable preferred stock                         75
     Convertible debenture payable                                          300
                                                                          ------
                                     Total current liabilities            3,761

Stockholders' equity:
     Common stock                                                           127
     Additional paid-in capital                                          25,783
     Accumulated deficit                                                (26,924)
                                                                        -------
                                                                        ( 1,014)
                                                                        -------
Commitments, contingencies and other matters
                                                                         $ 2,747
                                                                         =======

                             See accompanying notes

                     LS Capital Corporation and Subsidiaries
                        Unaudited Condensed Consolidated
          Statements of Income(in thousands, except per share amounts)

                                                             Three Months Ended
                                                                December 31
                                                               1997        1996
                                                             -------      ------
OPERATING REVENUES
     Gaming                                                  $    -       $   -
     Food, beverage, etc.                                         -           -
                                                             -------      ------
                                                                  -           -

OPERATING EXPENSES

     Gaming                                                       -           1
     Food, beverage, etc.                                         -          31
     Equity in loss of unconsolidated mining subsidiaries        227
     General and administrative                                  314        263
     Depreciation and amortization                                14         69
                                                              -------     ------
OPERATING LOSS                                                  (555)      (364)

OTHER INCOME AND EXPENSE
     Interest expense, net                                      (145)      (173)
     Gain on sale of properties                                   -         233
     Other, net                                                   -          -
                                                              --------    ------
                                                                (145)        60
                                                              --------    ------
NET INCOME (LOSS)                                             $ (700)    $( 304)
                                                             ========    =======

NET INCOME (LOSS) PER COMMON SHARE                            $(0.06)    $(0.05)
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                                              12,496      6,360




                             See accompanying notes

                     LS Capital Corporation and Subsidiaries
                        Unaudited Condensed Consolidated
          Statements of Income(in thousands, except per share amounts)


                                                         Six Months Ended
                                                             December 31
                                                         1997           1996
                                                         ----           ----
OPERATING REVENUES
     Gaming                                             $   -          $   224
     Food, beverage, etc.                                   -               16
                                                         -------         -------
                                                            -              240

OPERATING EXPENSES
     Gaming                                                 -               41
     Food, beverage, etc.                                   -               81
     Equity in loss of unconsolidated mining
          subsidiaries                                     378               -
     General and administrative                            641             579
     Depreciation and amortization                          30             142
                                                         -------         -------
                                                         1,049             843
                                                         -------         -------
OPERATING LOSS                                          (1,049)           (603)

OTHER INCOME AND EXPENSE
     Interest expense, net                                (282)           (233)
     Gain on transfer of partnership interest
        to creditor                                                        590
     Gain on sale of properties                                            233
     Other, net                                                              2
                                                         -------         -------
                                                          (282)            592
                                                         -------         -------
NET INCOME (LOSS)                                     $ (1,331)         $(  11)
                                                     ==========         ========

NET INCOME (LOSS) PER COMMON SHARE                      $(0.11)         $(0.00)
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                          12,307           4,064




                             See accompanying notes

                     LS Capital Corporation and Subsidiaries
                        Unaudited Condensed Consolidated
                       Statements of Stockholders' Equity
                                 (in thousands)


                                                 Common Stock        Paid-in       Subs. Rec.     Accum.
                                                Shares    Amount     Capital       Stock Sales    Deficit   Totals

Balances, June 30, 1996                         1,721      $ 17      $23,141      $    -        $ (25,521) $(2,363)
   Shares issued for cash                         800         7          162                                   169
   Shares issued for services                     450         5          355                                   360
   Shares issued in connection
      with debt forgiveness by
         related parties                        6,069        61          224                                   285
   Subscription receivable
      for sale of shares                                                             (146)                   ( 146)
   Payments on subscription
      receivable                                                                       53                       53
   Net(loss)                                                                                      (    9)    (   9)
                                             -------    -------      -------    ----------  -------------   --------
Balances, December 31, 1996                    9,040      $  90       $23,883     $  (  93)     $ (25,530)  $(1,650)
                                             =======    =======      ========   =========   =============   ========


Balances, June 30, 1997                       12,150       $121       $25,374     $     -        $(25,593)  $(   98)
   Shares issued for services                    595          6           440                                   446
   Shares issued in connection
      with:
         Partial conversion
            of debenture                          84          1            49                                    50
            Acquisition of gold
            mining ventures                      150          2             8                                    10
   Stock subscription
      adjustment                             (   255)      (  3)          (38)                               (   41)
   Cancellation of investment
      in gold mining securities              (    50)         -           (50)                               (   50)
   Net (loss)                                                                                    (   1,331)  (1,331)
                                           ----------    --------      -------   ---------        --------  ------
Balances, December 31, 1997                   12,674       $127        $25,783   $    -           $(26,924) $(1,014)
                                           ==========    ========      =======   =========        ========== ======


                                              See accompanying notes

                     LS Capital Corporation and Subsidiaries
                        Unaudited Condensed Consolidated
                            Statements of Cash Flows
                                 (in thousands)


                                                                 Six Months Ended
                                                                    December 31
                                                                 1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                  $ (1,332)   $ (   9)
     Adjustments:
        Depreciation and amortization                                30        142
        Gain on sale of card club interest                                    (590)
        Stock issued for services                                   446        360
        Gain on sale of Clutch Games                                          (232)
               Changes in:
                  Accounts receivable                          (     60)      (223)
                  Accounts payable and accrued expenses             285        164
                                                                -------       ------
                Net cash used by operating activities          $(   632)    $ (388)

CASH FLOWS OF INVESTING ACTIVITIES
   Proceeds from sale of Clutch Games                                65        111
   Proceeds from collection of stock
     subscription receivable                                        266
   Other                                                                    (    4)
                                                                 ---------   ------
                  Cash (used) provided by investing activities      331        107

CASH FLOWS FROM FINANCING ACTIVITIES
   Sales of stock                                                               77
   Reimbursements by attorneys of excess fees
     paid in S-8 stock                                                         102
   Reimbursements by attorneys of receivable
     collections held in escrow                                      73
   Payment of preferred stock redemption                            (25)
   Proceeds from issuance of convertible debenture                  346
                                                                   ----       ----
                     Cash provided by financing activities          394        179

Increase (decrease) in cash                                          92       (102)
Beginning of period                                                   5        139
                                                                   ----       -----
      End of period                                              $   97     $   37
                                                                 ======     =======


                                   (continued)


                     LS Capital Corporation and Subsidiaries
                        Unaudited Condensed Consolidated
                            Statements of Cash Flows
                                 (in thousands)

                                                                    Six Months Ended
                                                                       December 31
                                                                    1997        1996
SUPPLEMENTAL CASH FLOW INFORMATION Common stock issued for:
    Prepaid legal and other services                                $446       $  360
    Reduction in related party payables                                           285
    Gain on transfer of investment securities in
      exchange for debt reduction                                                 590
   Reduction in stock subscription receivable                        (41)
   Cancellation of investment in securities of
      gold mining company                                            (50)



                             See accompanying notes

                     LS Capital Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                  Three and Six Months Ended December 31, 1997

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

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results for the unaudited three and six months ended December 31, 1997 and 1996. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

2. Papone's Palace LLC has not been open since September, 1996 because of a dispute between the Company and Papone's 24.5% minority shareholder. In April, 1997, following the failed restructuring of the repayment terms of the indebtedness to the principal secured creditor of Papone's, who is currently owed $1,196,000, Papone's filed for bankruptcy under Chapter 11 of the federal bankruptcy laws. After filing a Plan of Reorganization in August, 1997 and a Disclosure Statement in October, 1997, the secured creditor filed a motion in the Bankruptcy Court to dismiss the bankruptcy citing the perceived inability of Papone's to reorganize. The Company initially intended to defend vigorously against this motion. However, after the judge in charge of the proceeding indicated some hostility to the Company's defense position, the Company decided not to defend against the motion. In October, 1997, the court ruled in favor of the Creditor lifting the bankruptcy stay against Papone's property. The secured creditor then foreclosed on Papone's on December 16, 1997. As part of the foreclosure, the secured creditor assumed a note payable of $410,000 secured by the property. Such sale will become effective upon the expiration of a 75 day redemption period ending March 5, 1998. The Company currently has no intention to attempt to redeem Papone's and continue the ownership thereof. The Company believes that the combination of prior asset transfers to the creditor of approximately $1,643,000, plus the value of Papone's assets equals or exceeds the amount of indebtedness. Therefore, the Company is negotiating with the secured creditor in an effort to reach a settlement regarding the Company's guarantee of the indebtedness to the secured creditor in the amount of approximately $1,139,000. There can be no assurance that the Company will be successful in this regard.

The Company has made no adjustment in its financial statements regarding the foreclosure pending the above settlement and the expiration of the redemption period discussed above. Upon the finalization of the above, the removal of Papone's assets and liabilities from the Company's financial statements will produce a non-cash gain of approximately $500,000. While the Company did not acquiesce in the foreclosure of Papone's, the Company had previously determined to abandon the gaming business and had contemplated spinning off to the Company's stockholders the stock of the subsidiary that owned Papone's prior to the foreclosure. The Company believes that the foreclosure of Papone's (together with the settlement of remaining matters pertaining to the Company's primary indebteness) may prove to be a route (acceptable to the Company) by which the Company may abandon the gaming business and resolve the related indebtedness situation.






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

                  On November 20, 1997, the Company entered into a letter of intent (the "Letter of Intent") with Au Consolidated, Inc. ("Consolidated") with respect to a newly-formed Delaware subsidiary named "Cochise Mining Corporation" ("Cochise"). Cochise is initially to be owned 60% by the Company and 40% by Consolidated. Under the terms of the Letter of Intent, Consolidated agreed to lease to Cochise mineral leasehold interests in Arizona's Cochise and Graham counties covering 79 square miles. Pursuant to the Letter of Intent, Consolidated and Cochise entered into a definitive Mineral Lease - Private Land (the "Lease Agreement") implementing the terms of the Letter of Intent. The Lease Agreement has a term continuing until the latter to occur of the end of ten years or the cessation of production of minerals in commercial quantities for any calendar quarter. Cochise is obligated to pay to Consolidated a production royalty equal to 5.0% of the net smelter returns for all minerals mined, removed and sold from the leased acreage. Cochise is also obligated to pay to Consolidated quarterly royalties (credited against the production royalty) in amounts of $54,000 for the first three quarterly periods and $100,000 for each quarterly period thereafter.

                  The Letter of Intent requires the Company to invest in, or raise $1.4 million in equity for, Cochise by May 1, 1998. The equity should enable Cochise to commence production within 60 days of the construction of its placer plant, expected to be completed in fiscal 1999. If the Company fails to invest or raise the $1.4 million by May 1, 1998 or if the Company is unsatisfied with the results of its assay sampling program relating to the acreage leased to Cochise, the transaction provided for by the Letter of Intent and the Lease Agreement might be terminated.

                  If and when production begins, Cochise expects to process 10,000 tons of head ore during its first month of production, followed by monthly increases to 80,000 tons over the following four months. Based on the conventional mining methods that Cochise intends to use, the Company anticipates that Cochise will maintain low production costs.

         In December, 1997, Griffin Gold Group, Inc. ("Griffin Gold") filed a registration statement with the Securities and Exchange Commission regarding the contemplated spin-off of 20% of the Company's ownership in Griffin Gold to the Company's shareholders. Griffin Gold is currently awaiting the final approval of its registration statement, as amended.

         MATERIAL CHANGES IN FINANCIAL CONDITION

      At December 31, 1997, the Company had a working capital deficiency of $3,209,000 compared to a deficit of $3,479,000 at December 31, 1996. The lower deficiency was primarily due to the reduction in liabilities as a result of the exchange of a preferred stock redemption into common stock and the reduction in accrued interest resulting from the transfer of a card club interest to a creditor.

         Papone's Palace LLC has not been open since September, 1996 because of a dispute between the Company and Papone's 24.5% minority shareholder. In April, 1997, following the failed restructuring of the repayment terms of the indebtedness to the principal secured creditor of Papone's, who is currently owed $1,196,000, Papone's filed for bankruptcy under Chapter 11 of the federal bankruptcy laws. After filing a Plan of Reorganization in August, 1997 and a Disclosure Statement in October, 1997, the secured creditor filed a motion in the Bankruptcy Court to dismiss the bankruptcy citing the perceived inability of Papone's to reorganize. The Company initially intended to defend vigorously against this motion. However, after the judge in charge of the proceeding indicated some hostility to the Company's defense position, the Company decided not to defend against the motion. In October, 1997, the court ruled in favor of the Creditor lifting the bankruptcy stay against Papone's property. The secured creditor then foreclosed on Papone's on December 16, 1997. As part of the foreclosure, the secured creditor assumed a note payable of $410,000 secured by the property. Such sale will become effective upon the expiration of a 75 day redemption period ending March 5, 1998. The Company currently has no intention to attempt to redeem Papone's and continue the ownership thereof. The Company believes that the combination of prior asset transfers to the creditor of approximately $1,643,000, plus the value of Papone's assets equals or exceeds the amount of indebtedness. Therefore, the Company is negotiating with the secured creditor in an effort to reach a settlement regarding the Company's guarantee of the indebtedness to the secured creditor in the amount of approximately $1,139,000. There can be no assurance that the Company will be successful in this regard. The Company has made no adjustment in its financial statements regarding the foreclosure pending the above settlement and the expiration of the redemption period discussed above. Upon the finalization of the above, the removal of Papone's assets and liabilities from the Company's financial statements will produce a non-cash gain of approximately $500,000. While the Company did not acquiesce in the foreclosure of Papone's, the Company had previously determined to abandon the gaming business and had contemplated spinning off to the Company's stockholders the stock of the subsidiary that owned Papone's prior to the foreclosure. The Company believes that the foreclosure of Papone's (together with the settlement of remaining matters pertaining to the Company's primary indebtedness) may prove to be a route (acceptable to the Company) by which the Company may abandon the gaming business and resolve the related indebtedness situation.


         In October, 1997, the Company received $250,000 from a private investor as convertible debt, which matures in one year and bears interest at 8%. The debt is convertible into the Company's common stock at 70% of the average closing bid for the previous five days. In December, 1997, the investor converted $50,000 of the convertible debt into 84,348 shares of common stock. In December, 1997, the Company received an additional $100,000 from the private investor on similar terms with the convertible period beginning February 10, 1998. In January, 1998, the private investor converted an additional $50,000 of the first debenture into 138,905 shares of common stock.

         Management believes that it can obtain the funds necessary to meet its working capital needs for the remainder of fiscal 1998 and the $1.4 million required for the Cochise project, primarily through the sale of common stock and from the sale of other non-revenue producing assets.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended December 31, 1997 and 1996

         The Company had incurred a net loss of $700,000 or $.06 a share, as compared to a net loss of $304,000 or $0.05 per share for the comparable period in the prior year. The change of $396,000 was attributable to the gain on the sale of Clutch Games of $233,000 in the 1996 period, the equity in loss of mining venture subsidiaries of $227,000 in the 1997 quarter.

         General and administrative expenses totaled $314,000 during the quarter ended December 31, 1997, as compared with $263,000 for the comparable prior year quarter.

Six Months Ended December 31, 1997 and 1996

         The Company had incurred a net loss of $1,331,000 or $.11 a share, as compared to a net loss of $11,000 for the comparable period in the prior year. The change of $1,320,000 was attributable to the gains totaling $823,000 in the 1996 period and the equity in loss of mining venture subsidiaries of $378,000 in the 1997 period.

         General and administrative expenses totaled $641,000 during the six months ended December 31, 1997, as compared with $579,000 for the 1996 period.


PART II. OTHER INFORMATION

      ITEM 1.LEGAL PROCEEDINGS

     On February 21, 1997, a judgment was entered against Papone's Palace LLC (the "Limited Liability Company"), the indirect majority -owned subsidiary that owns the Company's Papone's Palace casino (the "Property"). The judgment was entered in favor of the Limited Liability Company's largest creditor (the"Creditor") in the principal amount of $1,101,337, together with interest and costs, and decree a foreclosure on the Property. This development required the Limited Liability Company to file for bankruptcy protection under Chapter 11 of the federal bankruptcy laws on April 23, 1997. However, in October, 1997, the bankruptcy court granted a motion filed by the Creditor to lift the bankruptcy stay against the Property allowing the Creditor to foreclose on the Property in December, 1997, subject to a 75 day redemption period which ends on March 5, 1998. The Company currently has no intention to attempt to redeem the Property and continue the ownership thereof.

      ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)Exhibits
The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

          Exhibit
          Number               Description

          10.1           Letter of Intent dated November 20, 1997 among the Company, Cochise Mining
                         Corporation, Au Consolidated, Inc.

          10.2           Mineral  Lease - Private Land dated  effective  January 1,
                         1998  between Au  Consolidated,  Inc.,  as lessor,  and  Cochise
                         Mining Corporation, as lessee.

          27             Financial Data Schedule

         (b)Reports on Form 8-K

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

                                            LS CAPITAL CORPORATION
                                                     (Registrant)


                                            By:      /s/    Paul J. Montle
                                            Paul J. Montle
                                            President, Chief Executive Officer
                                            and Chief Financial Officer

Dated: February 17, 1998

                                 EXHIBITS INDEX

           Exhibit
           Number             Description


        10.1         Letter of Intent  dated  November 20, 1997 among
                     the Company, Cochise Mining Corporation, Au Consolidated, Inc.

        10.2         Mineral  Lease - Private  Land dated  effective
                     January 1, 1998 between Au  Consolidated,  Inc., as lessor,  and Cochise
                     Mining Corporation, as lessee.

         27                 Financial Data Schedule