Form 10QSB
period 1998-03-31
LS CAPITAL CORP
filed 1998-05-15
CIK 897545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended: March 31, 1998

[  ]     Transition report pursuant to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934:  For the transition period from _______ to ______

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

         The number of shares of common stock, $0.01 par value, outstanding as of March 31, 1998: 13,863,861 shares

Transitional Small Business Disclosure Format (check one):   Yes         No    X

                     LS CAPITAL CORPORATION AND SUBSIDIARIES
                          QUARTER ENDED MARCH 31, 1998

                                      INDEX

PART I.  FINANCIAL INFORMATION                                             Page

         Item 1.  Financial Statements

         Condensed consolidated financial statements of LS Capital Corporation and Subsidiaries:

                  Balance sheet as of March 31, 1998                         3

                  Statements of income for the three months ended
                      March 31, 1998 and 1997                                4

                  Statements of income for the nine months ended
                      March 31, 1998  and 1997                                5

                  Statements of stockholders' equity for the nine months
                        ended March 31, 1998 and 1997                         6

                  Statements of cash flow for the three months ended
                      March 31, 1998 and 1997                                 7

                  Notes to condensed consolidated financial statements        9

         Item 2.  Management's Discussion and Analysis                       10

PART II. OTHER INFORMATION

         Item 1.  Legal proceedings                                          13

         Item 6.  Exhibits and Reports on Form 8-K.                          13

                  (a)Exhibits

                  (b)Reports on Form 8-K

SIGNATURE                                                                    15

PART 1.   FINANCIAL INFORMATION

 Item 1.   Financial Statements

                     LS Capital Corporation and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheet
                                 March 31, 1998
                                 (in thousands)

                                     ASSETS
Current assets:
          Cash and cash equivalents                                        $   22
          Receivable from unaffiliated parties, net                           153
                           Total current assets                               175

Property and equipment, net                                                     2
Equity in gold mining ventures                                                319
Other assets                                                                    6
                                                                         -----------
                                                                       $      502

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
          Accounts payable and accrued expenses                        $    1,297
           Redemption payable - redeemable preferred stock                     75
           Convertible debenture payable                                      200
                                                                           ------
                           Total current liabilities                        1,572

Stockholders' equity:
           Common stock                                                       138
           Additional paid-in capital                                      26,147
           Accumulated deficit                                            (27,355)
                                                                          -------

                                                                          ( 1,070)
Commitments, contingencies and other matters
                                                                                                          $
                                                                              502

                             See accompanying notes

                     LS Capital Corporation and Subsidiaries
                        Unaudited Condensed Consolidated
          Statements of Income(in thousands, except per share amounts)


                                                                     Three Months Ended
                                                                         March  31
                                                                   1998           1997
                                                                   ----           ----

OPERATING REVENUES

OPERATING EXPENSES
         Equity in loss of unconsolidated mining subsidiaries      195             281
         General and administrative                                230             416
         Depreciation and amortization                              -               68
                                                                ------             -----
                                                                   425             765
                                                                 -----            ------

OPERATING LOSS                                                    (425)           (765)

OTHER INCOME AND EXPENSE
         Interest expense, net                                  (    6)           (131)
         Other, net                                                -              ( 40)
                                                                --------           -----
                                                                (    6)           (171)
NET INCOME (LOSS)                                             $ (   431)        $( 936)
                                                                 ========       =======

NET INCOME (LOSS) PER COMMON SHARE                             $  0.03          $(0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                      13,396           9,832




                             See accompanying notes

                     LS Capital Corporation and Subsidiaries
                        Unaudited Condensed Consolidated
          Statements of Income(in thousands, except per share amounts)

                                                                                        Nine Months Ended
                                                                                             March 31

                                                                                             1998        1997
OPERATING REVENUES
     Gaming                                                                             $       -        $ 224
      Food, beverage, etc.                                                                      -           16
                                                                                          ---------       ----


                                                                                                -          240

OPERATING EXPENSES
      Gaming                                                                                    -           41
      Food, beverage, etc.                                                                      -           21
      Equity in loss of unconsolidated mining subsidiaries                                     573         341
     General and administrative                                                                871         995
      Depreciation and amortization                                                             30         210
                                                                                             -------      ----

                                                                                             1,474       1,608

OPERATING LOSS                                                                              (1,474)     (1,368)

OTHER INCOME AND EXPENSE
     Interest expense, net                                                                    (288)    (   363)
     Gain on transfer of partnership interest
           to creditor                                                                          -          590
     Gain on sale of properties                                                                 -          175
     Other, net                                                                                 -           20
                                                                                              (288)        422
NET INCOME (LOSS)                                                                         $ (1,762)     $( 946)
                                                                                          ==========  =======

NET INCOME (LOSS) PER COMMON SHARE                                                          $(0.14)     $(0.16)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                  12,671       5,959




                             See accompanying notes

                     LS Capital Corporation and Subsidiaries
                        Unaudited Condensed Consolidated
                       Statements of Stockholders' Equity
                                 (in thousands)


                                                  Common Stock       Paid-in        Subs. Rec.     Accum.
                                                Shares    Amount     Capital        Stock Sales    Deficit  Totals

Balances, June 30, 1996                          1,721      $ 17     $23,141        $     -      $ (25,521) $(2,363)
   Shares issued for cash                          840         8         193                                    201
   Shares issued for services                       920       10         833                                    843
   Shares issued in connection
      with debt forgiveness by
         related parties                          6,069       61         224                                    285
   Shares issued in connection
        with acquisition of gold
       mining ventures                              500        5         932                                    937
   Subscription receivable
      for sale of shares                                                             (    146)                 (146)
  Payments on subscription
      receivable                                                                           63                    63
   Net (loss)                                                                                     ( 945)       (945)


Balances, March 31, 1997                         10,066    $ 101      $25,324           $( 83)$ (25,466)    $(1,124)
                                                ======     ======      =======          ======  ==========  ========


Balances, June 30, 1997                         12,150      $121      $25,374         $     -  $(25,593   $(     98)
   Shares issued for services                    1,010        10          604                                   614
   Shares issued for cash                          447         4          101                                   105
   Shares issued in connection with:
         Partial conversion
            of debenture                           362         4          148                                   152
            Acquisition of gold
            mining ventures                        150         2            8                                    10
   Stock subscription
      adjustment                               (   255)     (  3)       (  38)                              (    41)
   Cancellation of investment
      in gold mining securities                (    50)        -        (  50)                              (    50)
   Net (loss)                                                                                       (1,762)  (1,762)
      ---------- --------

Balances, March 31, 1998                        13,814      $138       $26,147         $    -    $ (27,356) $(1,070)
                                                ======      ====       =======       =========    ========== ========



                             See accompanying notes

                     LS Capital Corporation and Subsidiaries
                        Unaudited Condensed Consolidated
                            Statements of Cash Flows
                                 (in thousands)

                                                                                Nine Months Ended
                                                                                    March 31
                                                                                  1998        1997

CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                               $ (1,762)   $ (945)
         Adjustments:
               Depreciation and amortization                                          30       210
               Gain on sale of card club interest                                     -       (590)
               Stock issued for services                                             614       827
               Changes in:
                    Accounts receivable                                            (  92)     ( 57)
                    Accounts payable and accrued expense  s                          275       360
                                                                                  -------       ----
                             Net cash used by operating activities            $  (   921)   $ (185)

CASH FLOWS OF INVESTING ACTIVITIES
         Receivable from sale of Clutch Games                                         65     (  80)
         Capital expenditures - mining operations                                             (143)
         Collection of receivable from unaffiliated parties                           87        -
         Increase in deposits and other assets                                       263      (166)
                                                                                  -------      ------

                  Cash (used) provided by investing activities                       415      (389)

CASH FLOWS FROM FINANCING ACTIVITIES
         Sales of stock                                                              105       126
         Capital contribution by mining group                                                  246
         Payment on redeemable preferred obligation                                  (25)       -
         Proceeds from notes payable to affiliates                                              82
         Collection of receivables held in escrow                                     73
           Proceeds from issuance of convertible debenture                           350        -
                                                                                    ----     --------

                  Cash provided by financing activities                              503       454
                                                                                  -------       ----

Increase (decrease) in cash                                                           17      (120)
         Beginning of period                                                           5       139
                                                                                  -------     -----
         End of period                                                            $   22     $  19

                                   (continued)

                     LS Capital Corporation and Subsidiaries
                        Unaudited Condensed Consolidated
                            Statements of Cash Flows
                                 (in thousands)

                                                                                Nine Months Ended
                                                                                  March 31
                                                                                   1998        1997

SUPPLEMENTAL CASH FLOW INFORMATION

           Common stock issued for:
              Prepaid legal and other services                                     $446     $  385
              Mining operation consultation services                                169        212
     Reduction in related party payables                                                       238

Reduction in liabilities resulting from foreclosure                              (2,110)
Convertible debenture converted into common stock                                   150







                             See accompanying notes

                     LS Capital Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                   Three and Nine Months Ended March 31, 1998

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

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results for the unaudited three and nine months ended March 31, 1998 and 1997. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

     2. Papone's Palace LLC was closed in September, 1996 because of a dispute between the Company and Papone's 24.5% minority shareholder. Papone's filed for bankruptcy under Chapter 11 of the federal bankruptcy laws. The secured creditor requested Bankruptcy Court permission to foreclose on the casino real estate in Colorado. The Bankruptcy Court dismissed the bankruptcy petition in March 1998 after granting the foreclosure request. Substantially all liabilities owned by Papone's consist of debt owed to this secured creditor.

   As a result of the foreclosoure request, Papone's has netted assets with a book value of $2,110,000 against the note payable and related accrued interest owed to this creditor. The Company maintains that such debt has been paid in full, and is in the process of winding up the remaining affairs of Papone's.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT EVENTS

     During fiscal 1997, the Company adopted a significant change in its corporate direction. It decided to focus its efforts on developing precious metals mining prospects, with each project undertaken in a separate corporate entity. Currently, the Company has an ownership share of five corporations (Griffin Gold Group, Inc., Desert Minerals, Inc. Shoshone Mining Co., Cochise Mining Corporation and SWM Ventures, Inc.), formed to exploit certain adjacent mining claims in eastern California. These operations are in the developmental stage and will require minimal capital. To implement this strategy and finance these projects, the Company intends to establish a public trading market in the shares of each gold mining corporation, via an initial public offering and/or a "spin-off" of their shares to the Company's shareholders in fiscal year 1998 so they can do their own financing with their own shares. As this strategy is implemented, the Company will essentially become a holding company owning large share holdings in each gold mining corporation. The Company has retained a consultant to evaluate the best structure to manage such activity and maximize value for its shareholders. The Company has not received the report from the consultant but such report may recommend conversion to closed-end non-diversified investment holding company status.

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

                  The Letter of Intent requires the Company to invest in, or raise $1.4 million in equity for, Cochise by May 1, 1998, which was subsequently extended to August 1, 1998. The equity should enable Cochise to commence production within 60 days of the construction of its placer plant, expected to be completed in fiscal 1999. If the Company fails to invest or raise the $1.4 million by August 1, 1998 or if the Company is unsatisfied with the results of its assay sampling program relating to the acreage leased to Cochise, the transaction provided for by the Letter of Intent and the Lease Agreement might be terminated.

         In December, 1997, Griffin Gold Group, Inc. ("Griffin Gold") filed a registration statement with the Securities and Exchange Commission regarding the contemplated spin-off of 20% of the Company's ownership in Griffin Gold to the Company's shareholders. Griffin Gold is currently awaiting the final approval of its registration statement, as amended.

     In January, 1998, JVWeb, Inc. ("JVWeb"), a company formed to pursue electronic commerce opportunities, filed a registration statement with the Securities and Exchange Commission regarding the spin-off of JVWeb to the Company's shareholders. The final approval of its registration statement was received on May 12, 1998 and JVWeb expected to begin trading on the OTC Electronic Bulletin Board shortly thereafter. The Company expects to distribute to its stockholders approximately 280,000 shares and 1,120,000 Class A warrants and retained ownership of 220,000 shares and 380,000 warrants.

MATERIAL CHANGES IN FINANCIAL CONDITION

           At March 31, 1998, the Company had a working capital deficiency of $944,,000 compared to a deficit of $3,479,000 at March 31, 1997. The lower deficiency was primarily due to the reduction in current liabilities resulting from the foreclosure on the Papone's Palace property and the conversion of the preferred stock redemption liability into common stock.

     2. Papone's Palace LLC was closed in September, 1996 because of a dispute between the Company and Papone's 24.5% minority shareholder. Papone's filed for bankruptcy under Chapter 11 of the federal bankruptcy laws. The secured creditor requested Bankruptcy Court permission to foreclose on the casino real estate in Colorado. The Bankruptcy Court dismissed the bankruptcy petition in March 1998 after granting the foreclosure request. Substantially all liabilities owned by Papone's consist of debt owed to this secured creditor.

   As a result of the foreclosoure request, Papone's has netted assets with a book value of $2,110,000 against the note payable and related accrued interest owed to this creditor. The Company maintains that such debt has been paid in full, and is in the process of winding up the remaining affairs of Papone's.


               In October and December, 1997, the Company received $350,000 from a private investor as convertible debt, which matures in one year and bears interest at 8%. The debt is convertible into the Company's common stock at 70% of the average closing bid for the previous five days. In December, 1997 and January, 1998, the investor converted $150,000 of the convertible debt into 362,105 shares of common stock.

     In February, 1998, the Company issued 46,667 shares of the Company's common stock to an officer and a director of one of the Company's subsidiaries at a purchase price of $.30 per share. The Company also issued to this person a warrant permitting this person to acquire on or before March 1, 2000 up to 46,667 shares of the Company common stock at a purchase price of $.60 per share.

               Management believes that it can obtain the funds necessary to meet its working capital needs for the remainder of fiscal 1998 and the $1.4 million required for the Cochise project, primarily through the sale of common stock and from the sale of other non-revenue producing assets.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and 1997

               The Company had net income of $36,000 for the three months ended March 31, 1998 as compared to a net loss of $936,000 or $0.10 per share for the comparable period in the prior year. The change of $972,000 was primarily attributable to the gain on the foreclosure of the Papone's Palace assets of $453,000 and the resulting reduction in interest expense of $125,000. In addition, operating expenses declined $354,000 as compared to the comparable quarter in the prior year.

               General and administrative expenses totaled $230,000 during the quarter ended March 31, 1998, as compared with $416,000 for the comparable prior year quarter.

Nine Months Ended March 31, 1998 and 1997

         The Company had incurred a net loss of $1,295,000 or $.10 a share, as compared to a net loss of $946,000 for the comparable period in the prior year. The change of $349,000 was attributable to the gains totaling $665,000 in the 1997 period offset by the gain on the foreclosure of Papone's Palace assets of $453,000 in the 1998 period.

         General and administrative expenses totaled $871,000 during the nine months ended March 31, 1998, as compared with $995,000 for the 1997 period.

PART II. OTHER INFORMATION

  ITEM 1.         LEGAL PROCEEDINGS

         As reported in the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1997, a judgment was entered, on February 21, 1997, against Papone's Palace LLC (the "Limited Liability Company"), the indirect majority-owned subsidiary that heretofore owned Papone's Palace casino located in Central City, Colorado (the "Property"). The judgment was entered in favor of the Limited Liability Company's largest creditor (the"Creditor") in the principal amount of $1,101,337, together with interest and costs, and the judgment included a decree permitting the foreclosure of the Property. This judgment required the Limited Liability Company to file for bankruptcy protection under Chapter 11 of the federal bankruptcy laws on April 23, 1997. However, in October, 1997, the bankruptcy court granted a motion filed by the Creditor to lift the bankruptcy stay against the Property allowing the Creditor to foreclose on the Property, subject to a 75-day redemption period which ended on March 5, 1998. The Company did not appeal this ruling, and in March 1998, the Creditor foreclosed on the Property.

         On December 14, 1994, the Company filed a lawsuit in Harris County, Texas against Full House Resorts, Inc. ("Full House"), Allen E. Paulson, Donaldson, Lufkin & Jenrette Securities Corporation and My Dang to enforce the terms of a preliminary agreement executed on September 8, 1994 between the Company and Full House to jointly acquire and relocate a casino to the Company's site in Biloxi, Mississippi. With the agreement of the Company, this litigation was continued in the District Court of Harrison County, Mississippi under case no. A-2402-95-0142. Eventually, the Company's counsel untimely withdrew from the case without the substitution of new counsel. The Company's proposed new counsel conditioned its representation of the Company upon the issuance of a new scheduling order allowing such counsel to prepare. The presiding judge refused to issue a new scheduling order. Because of the Company's lack of representation, the presiding judge granted the defendants' motions for summary judgment in March 1996. The Company, with new counsel, immediately filed an appearance and an appeal with the Mississippi Supreme Court. On April 7, 1998, the Mississippi Court of Appeals affirmed the lower court's decision in part while reversing and remanding such decision in other parts. Essentially, the Court of Appeals reversed the summary judgment against the Company for its claims of breach of contract and breach of fiduciary duties asserted against Full House and remanded these claims to the lower court for a trial on the merits. However, the Court of Appeals affirmed the summary judgment against the Company as to all of its claims against My Dang, Allen B. Paulson and Donaldson, Lufkin & Jenrette Securities Corporation and its claims of common law fraud against Full House. As May 12, 1998, no setting has been entered for the trial of the claims being remanded.

ITEM 2.   CHANGES IN SECURITIES.

         On or about January 15, 1998, the Company issued 100,000 shares of the Company's common stock to an officer and a director of one of the Company's subsidiaries at a purchase price of $.01 per share. The 100,000 shares were issued in reliance on the exemption provided for by Regulation D of the Securities Act of 1933 (the "Act").

         On or about February 18, 1998, the Company issued 300,000 shares of the Company's common stock to an institutional investor at a purchase price of $.30 per share. The Company also issued to this person a warrant permitting this person to acquire on or before March 1, 2000 up to 300,000 shares of the Company common stock at a purchase price of $.60 per share. The 300,000 shares and the warrant were issued in reliance on the exemption provided for by Section 4(2) of the Act.

         On or about February 23, 1998, the Company issued 46,667 shares of the Company's common stock to an officer and a director of one of the Company's subsidiaries at a purchase price of $.30 per share. The Company also issued to this person a warrant permitting this person to acquire on or before March 1, 2000 up to 46,667 shares of the Company common stock at a purchase price of $.60 per share. The 46,667 shares and the warrant were issued in reliance on the exemption provided for by Regulation D under the Act.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits

                           10.1 First Amendment to Letter of Intent dated November 20, 1997 among the Company, Cochise Mining Corporation and Au Consolidated, Inc.

                           10.2 Second Amendment to Letter of Intent dated November 20, 1997 among the Company, Cochise Mining Corporation and Au Consolidated, Inc. and First Amendment to Mineral Lease - Private Land dated effective January 1, 1998 between Au Consolidated, Inc., as lessor, and Cochise Mining Corporation, as lessee.

                           27       Financial Data Schedule

                  (b)      Reports on Form 8-K

                           The Registrant filed a report on Form 8-K dated January 6, 1998, reporting on the sale of certain shares of the Company's common stock pursuant to the exemption provided for Regulation S under the Act.

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

                                  LS CAPITAL CORPORATION
                                  (Registrant)

                                  By:      /s/ Paul J. Montle
                                  Paul J. Montle
                                  President, Chief Executive Officer
                                  and Chief Financial Officer

Dated: May 15, 1998

                                 EXHIBITS INDEX

         Exhibit  Number            Description

         10.1 First Amendment to Letter of Intent dated November 20, 1997 among the Company, Cochise Mining Corporation and Au Consolidated, Inc.

         10.2 Second Amendment to Letter of Intent dated November 20, 1997 among the Company, Cochise Mining Corporation and Au Consolidated, Inc. and First Amendment to Mineral Lease - Private Land dated effective January 1, 1998 between Au Consolidated, Inc., as lessor, and Cochise Mining Corporation, as lessee.

         27                         Financial Data Schedule

                                 EXHIBITS INDEX
Exhibit
Number             Description


10.1 First Amendment to Letter of Intent dated November 20, 1997 among the Company, Cochise Mining Corporation and Au Consolidated, Inc.

10.2 Second Amendment to Letter of Intent dated November 20, 1997 among the Company, Cochise Mining Corporation and Au Consolidated, Inc. and First Amendment to Mineral Lease - Private Land dated effective January 1, 1998 between Au Consolidated, Inc., as lessor, and Cochise Mining Corporation, as lessee.

27                         Financial Data Schedule