Form 10KSB
period 1998-06-30
LS CAPITAL CORP
filed 1998-10-01
CIK 897545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 1998           Commission File Number 0-21566

                             LS CAPITAL CORPORATION
                 (Name of small business issuer in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   84-1219819
                      (I.R.S. Employer Identification No.)

                                   Rivercourt
                          17-19 Sir John Rogersons Quay
                                    Dublin 2
                                     Ireland
                                 (3531) 679-0222
                        (Address, including zip code, and
                    telephone number, including area code, of
                    registrant's principal executive offices)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended June 30, 1998 were $-0-.

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 24, 1998 was $1,105,362, based on the closing price of such stock of $.09 on such date. The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of September 24, 1998 was 12.6 million.

Transitional Small Business Disclosure format (Check one): YES [ ]  NO [X]

                                      INDEX

                                                                                                         Page Number
                                     PART I.

Items 1. & 2.     Business and Properties.                                                                        3

Item 3.           Legal Proceedings.                                                                             21

Item 4.           Submission of Matters to a Vote of Security Holders.                                           23

                                                      PART II.

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters.                                                                           23

Item 6.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                                                           24

Item 7.           Financial Statements.                                                                          28

Item 8.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.                                                           28

                                                      PART III.

Item 9.           Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the Exchange Act.                                    28

Item 10.          Executive Compensation.                                                                        29

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management.                                                                                    34

Item 12.          Certain Relationships and Related Transactions.                                                35

                                                      PART IV.

Item 13.          Exhibits and Reports on Form 8-K.                                                              36


                     ITEMS 1 and 2. BUSINESS AND PROPERTIES.

                                  INTRODUCTION

         LS Capital Corporation ("Company") was organized under the laws of the State of Delaware on December 30, 1992 under the name "Lone Star Casino Corporation" to develop, own and operate casinos and related resort facilities. Prior to May 3, 1993, the Company was a wholly-owned subsidiary of Viral Testing Systems Corporation ("VTS"), then a publicly traded company. The Company became publicly-held through the distribution of its common stock to the stockholders of VTS on May 3, 1993. The Company adopted its current corporate name in June 1996 as a result of the change in its corporate direction described below.

     During fiscal 1997, the Company adopted a significant change in its corporate direction. It decided to focus its efforts on developing precious metals mining prospects, with each project undertaken in a separate corporate subsidiary. Currently, the Company has a number of wholly-owned or partially-owned precious metals/mining subsidiaries (separately, a "Subsidiary" and collectively, the Subsidiaries"). The active Subsidiaries include Griffin Gold Group, Inc. ("Griffin"), Escopeta Minerals, Inc. ("Escopeta"), Desert Minerals, Inc. ("DMI"), SWM Ventures, Inc. ("SWM"), Mohave Metals Corporation ("Mohave") and DMI Land, Inc. ("DMI Land"). Griffin Gold and Escopeta have rights in certain mining claims or properties believed to contain precious metals. DMI, SWM and Mohave are in the processes of refining and developing certain mineral extraction technologies. DMI Land owns two tracts of land that are used as plant sites.

         The Subsidiaries' proposed principal products are a condensate and dore bars both containing precious metals. Neither of these products is currently being produced on a commercial basis. Both of these products will be sold to third parties for further refining. The Subsidiaries have only limited operating histories and involve all the risks associated with companies with limited operating histories. Each of the Subsidiaries is in the developmental stage and is expected to require minimal capital. To implement the Company's new strategy and to finance certain of the Subsidiaries' respective projects, the Company intends, depending on market conditions, to establish a public trading market in the shares of certain Subsidiaries, via initial public offerings and/or a "spin-offs" of the Subsidiaries' shares to the Company's stockholders.

         During fiscal 1997, the Company experienced some delays in the development of its mineral extraction technologies. The technological delays caused delays in the pursuit of the Company's business plan. Management believes that the Company's business plan was delayed by about a year as a result of the delays in the development of its mineral extraction technologies. Management believes that the development of its mineral extraction technologies is now progressing, although there can be no assurance that further technological or other delays will not be encountered. See "BUSINESS AND PROPERTIES - RISK FACTORS - Potential Technological Failure."

         Also, regarding the recent history of the Company, during fiscal 1997 the Company formed Griffin, DMI and Shoshone Mining Co. ("Shoshone"), another partially-owned Subsidiary. During fiscal 1997, each of these three Subsidiaries received rights in certain mining claims by means of exploration agreements and options to lease the related mineral claims. To maintain these rights in effect, each of these Subsidiaries was required to make annual cash payments. During fiscal 1998, the Company formed Escopeta Minerals and DMI Land. Escopeta Minerals received rights in a certain tract of land by means of an exploration agreement and option to purchase. DMI Land acquired two tracts of land intended as plant sites. Upon acquisition of Escopeta Minerals' land rights, the Company elected to allow DMI's and Shoshone's respective mineral rights to lapse to avoid making the annual payments required to keep them in effect and to avoid making tax payments due thereon. Management believes that the mineral rights held by Griffin and Escopeta Minerals are sufficient for pursing the Company's current business plan.

         Another development that occurred during fiscal 1998 pertains to the management of the Subsidiaries and the development of the Company's technologies. During fiscal 1997, Richard W. Lancaster was primarily responsible for the management of the Subsidiaries, and Douglass Schmitt was primarily responsible for the development of the Company's technologies. Mr. Lancaster's role in the management of the Subsidiaries has been reduced, and Mr. Schmitt has completed his role in the development of the Company's technologies. Commencing in fiscal 1998 and continuing for the foreseeable future, Terry Christopher and Martin Blake will be responsible for the management of the Subsidiaries and the development of the Company's technologies. For more information about Messrs. Christopher and Blake, see "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT."

         Moreover, from its inception and until shortly after the start of fiscal 1996, the Company was exclusively engaged in the gaming industry and had generally adhered to an aggressive policy of pursuing attractive gaming opportunities. As a consequence of this policy, the Company acquired interests in or control over a number of gaming opportunities. Early in fiscal 1996, the Company modified this policy, and adopted a policy of focusing more exclusively on the development of the operations of "Papone's Palace" (a limited stakes gaming casino located in Central City, Colorado), while pursuing other gaming opportunities to a much lesser extent. As a result of this new policy, the Company sold, relinquished or divested all of the gaming opportunities in which it owned an interest or over which it had control, other than Papone's Palace. On February 21, 1997, a judgment exceeding $1.1 million and decreeing the foreclosure of the property on which Papone's Palace is situated (the "Property") was entered against the indirect majority-owned subsidiary that then owned Papone's Palace. The judgment was in favor of such subsidiary's largest creditor (the "Creditor"). This development required this subsidiary to file for bankruptcy protection under Chapter 11 of the federal bankruptcy laws on April 23, 1997. However, in October 1997, the bankruptcy court granted a motion filed by the Creditor to lift the bankruptcy stay against the Property. The Company initially planned to appeal vigorously this decision. However, after the judge in charge of the proceeding indicated some hostility to the Company's defense position, the Company decided not to appeal. As a consequence, the Creditor foreclosed the Property in March 1998, thereby divesting the Company of its last gaming interest. For more information about this matter, see "BUSINESS AND PROPERTIES - DISCONTINUED GAMING OPERATIONS."

          The principal executive offices of the Company are located at Rivercourt, 17-19 Sir John Rogersons Quay, Dublin 2, Ireland, and its telephone number is (3531) 679-0222. The Company has a total of six employees. The term "Company" as used herein refers to LS Capital Corporation and all of its subsidiaries unless the context otherwise requires.

                                  RISK FACTORS

          In addition to the other information in this Annual Report, the following risk factors, among others, should be considered carefully in evaluating the Company and its business.

History of Losses; Uncertainty of Future Financial Results

          The Company has incurred net losses since its inception and had an accumulated deficit of approximately $28.2 million as of June 30, 1998. Most of these losses are attributable to the Company's effort to become a major competitor in the gaming industry, an industry in which the Company has abandoned future efforts. There can be no assurance that the Company will become profitable or that the Company will be able to raise additional capital if its capital resources become exhausted by losses or expenditures.

Limited Operating History

          The Company has only a limited operating history in the precious metal exploration and extraction business, the industry in which the Company intends to focus its future business efforts. Accordingly, the Company is subject to all risks inherent in a developing business enterprise. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with a new business in general and those specific to the mineral exploration and extraction businesses and the competitive and regulatory environment in which the Company will operate.

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

Lack of Proven or Probable Mineral Reserves

          The economic viability of a mineral property cannot be determined until extensive exploration and development have been conducted and a comprehensive feasibility study performed. Although the Company has conducted surface sampling on its mineral properties indicating that precious metals exist on these properties, the Company has not confirmed the level of existing precious metals, and the Company has not had any independent testing undertaken to confirm the results of the Company's internal sampling. As a result, the Company has not completed sufficient geological testing to establish proven or probable mineral reserves for its mineral properties. Consequently, the Company has been unable to ascertain with certainty whether adequate minerals reserves sufficient for profitable operations exist. Nonetheless, the Company is
continuing  with  on-going   internal  testing  and  is  planning  on  obtaining
independent third-party testing as soon as funds are available therefor. Notwithstanding the preceding, management believes that the Company's surface sampling indicates the existence of sufficient mineralization to warrant continued development of the Company's mineral properties. However, there can be no assurance that proven or probable ore reserves will ultimately be established.

Potential Technological Failure

         The ultimate realization of the Company's investment in its mineral properties depends upon the commercial feasibility of the technologies that the Company intends to use in the Company's mineral extraction process. Some of these technologies are currently undergoing refinement while other of these technologies are currently undergoing development. See "BUSINESS AND PROPERTIES
- - Operations - Extraction." All of the Company's technologies are new, and some of these technologies have been determined to be capable of extracting precious metals in a laboratory setting. It has also been determined that precious metals are contained in the ores mined from the Company's mineral properties. However, the Company's technologies must prove capable of producing precious metals from ores mined from the Company's mineral properties on a larger scale at cost levels that will enable production to occur profitably. The Company has processed ores only on an experimental basis and has not yet processed any ores on a commercial basis. Additional time will be necessary to prove or disprove the capability of the Company's technologies to extract precious metals on a commercial basis. The Company estimates that it will need until the summer of 1999 to prove or disprove the capability of the Company's technologies to extract precious metals on a commercial basis. Such proof or disproof will depend on the Company's receipt of an adequate amount of funds to continue testing the technologies appropriately, and there can be no assurance that the Company will be successful in procuring these funds. Moreover, scaling up the use of certain of the technologies has thus far created some unforeseen difficulties in the application of such technologies. The Company is currently working to solve these difficulties, and management is fairly confident that these difficulties can be overcome. However, there can be no assurance that these difficulties can be overcome at a cost acceptable to and manageable by the Company or even at all for that matter. Furthermore, there can be no assurance that if these difficulties are overcome, the Company will not encounter additional unforeseen difficulties in the scaling up of the technologies, and that if additional unforeseen difficulties are encountered, the Company will be able to overcome them at a cost acceptable to and manageable by the Company or even at all for that matter. Consequently, there can be no assurance that the technologies will prove capable of producing precious metals at the required scale and at the required cost levels. The failure of the technologies to produce precious metals at the foregoing scale and cost levels would most likely materially and adversely affect the Company's ability to pursue its business objectives. In addition to the preceding, other companies competing with the Company are expected to have the right to use certain of the technologies that Company intend to use and will thus have the same abilities as the Company in this regard.

Potential Title Problems

         Title to mining properties in the western United States involves certain inherent risks due to the impossibility of determining the validity of unpatented claims from real estate records, as well as the potential for problems arising from the frequently ambiguous conveyancing history characteristic of many mining properties. Although the Company believes it conducted reasonable investigations (in accordance with standard mining industry practice) of the validity of ownership of and the ability of certain holders of certain mining claims to transfer to the Company certain rights and other interests therein, there can be no assurance that it holds good and marketable title to all of its properties. The Company has conducted limited reviews of title and obtained representations regarding ownership from holders of mineral rights. The Company's practice will be, if possible, to obtain title insurance with respect to its major mineral properties when a decision is made to proceed with large scale mining. This insurance however may not be sufficient to cover loss of investment or of future profits.

Competition

          The precious metals exploration and extraction business is intensely competitive for resources, equipment and personnel. Most of the Company's principal competitors are substantially larger, have substantially greater resources, and expend considerably larger sums of capital than the Company for exploration, rehabilitation and development.

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

Volatile Market Prices for Gold

          The price of gold will have a material effect on the Company's financial operations. Following deregulation, the market price for gold has been highly speculative and volatile. The price of gold reached a short-lived high in 1980 of slightly over $800 per ounce. The price of gold has declined to a price of approximately $270 per ounce in July 1998. Instability in the price of gold may affect the profitability of the Company's operations. No assurances can be given that the Company has or will discover gold mineralization in commercial quantities or, if such mineralization in commercial quantities has been or is hereafter discovered, that gold could be produced at a profit given the recent market price range for gold.

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

Liquidity

          As of June 30, 1998, the Company had a working capital deficiency of approximately $1.3 million, and no cash and cash equivalents for all practical matters. The Company has no constant and continual flow of revenues. During the past several years, the Company has been able to continue meeting cash requirements by renegotiating its existing debt obligations, issuing new debt, selling certain non-revenue producing assets, reducing overhead expenses, and issuing equity securities. While the Company's need for additional capital can not now be precisely ascertained because of the indefiniteness of the ultimate size and scope of the Company's mineral extraction activity, management believes that the Company's future capital needs will exceed the Company's current financial position. The Company expects to finance its operations for fiscal 1999 through the sale of certain publicly traded securities currently owned by the Company and the possible placement of the Company's equity securities. The Company is looking for sources of additional capital, but there can be no assurance that such sources can be found or that, if found, the terms of such capital will be commercially acceptable to the Company. Because of the Company's need for additional capital, the lack of consistent revenues or the inability to obtain necessary capital or both could prove to be detrimental factors in the development of the Company's business.

Litigation

          The Company is now subject to a proceeding instituted by the U.S. Securities and Exchange Commission (the "Commission") pertaining to certain events occurring about the time of the Company's spin-off from VTS in 1993. In this proceeding, the Commission alleges that the Company made certain misrepresentations in certain of its filings with the Commission and seeks a permanent injunction against the Company to bar it from making future violations of certain provisions of the federal securities laws. Paul J. Montle, the President of the Company, has also been named as a defendant in this proceeding on three claims, two of which are related to the Company. The Company and Mr. Montle intend to vigorously defend themselves against these claims and allegations. However, the outcome of this proceeding can not now be determined. Moreover, the Company is a plaintiff in a major lawsuit and has been named as a defendant in a number of lawsuits. The Company generally intends to vigorously defend itself in the lawsuits in which it is a defendant. Of these lawsuits, a single lawsuit seeking the return of a $100,000 deposit, in the opinion of management, may have a possible adverse effect on the Company. For further information regarding these lawsuits, see "LEGAL PROCEEDINGS." Also, a lien on Papone's Palace, the Company's former casino property, was foreclosed during fiscal 1998. The Company has been negotiating with the creditor foreclosing on Papone's Palace in an effort to reach a settlement regarding the Company's guarantee of the indebtedness leading to such foreclosure. For more information about this matter, see "BUSINESS AND PROPERTIES - DISCONTINUED GAMING OPERATIONS."

Regulatory Matters

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

Dependence on Key Personnel and Limited Management Resources

          The Company is substantially dependent upon the efforts and skills of Paul Montle (the Company's Chairman of the Board and Chief Executive Officer), Terry Christopher (the President of certain of the Subsidiaries) and Martin Blake (a significant employee of the Company). The loss of the services of either of Messrs. Montle, Christopher or Blake or the inability of any of them to devote sufficient attention to the operations of the Company, would have a materially adverse effect on the Company's operations. The Company does not maintain key man life insurance on Messrs. Christopher or Blake but does maintain key man insurance in the amount of $3.5 million on Mr. Montle. In addition, there can be no assurance that the current level of management is sufficient to perform all responsibilities necessary or beneficial for management to perform, or that the Company would be able to hire additional, qualified management personnel to perform such responsibilities in view of tight employment market and financial constraints. Mr. Montle has not entered into an employment agreement, and none of Messrs. Montle, Christopher or Blake has entered into a covenant not to compete agreement with the Company. The Company's success may depend, in large part, on its ability to retain and attract highly qualified personnel. The Company's success in attracting additional qualified personnel will depend on many factors, including its ability to provide them with competitive compensation arrangements, equity participation and other benefits. There is no assurance that the Company will be successful in attracting highly qualified individuals in key management positions.

Control

          Management and directors of the Company currently own approximately 30.2% of the outstanding shares of the Company's common stock. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of the Company's common stock, present in person or by proxy, are able to elect all of the Company's Board of Directors.

Problems Resulting from Partially-Owned Subsidiaries

          The Company does not own all of the outstanding stock in all of its mining Subsidiaries, but instead has one or more venture partners in certain of the Subsidiaries. For each Subsidiary, the one or more venture partners own as much or slightly more stock in such Subsidiary than the Company does. The Company has not entered into customary agreements with such venture partners to resolve disputes or terminate the Company's and such venture partners' relationship with each other with respect to the Subsidiaries. If any deadlock or dissension were to arise between the Company and one or more of its venture partners in the Subsidiaries, the business of the related Subsidiary could be materially adversely affected. Management believes that no contractual arrangement could assure that a Subsidiary would not be materially adversely affected by deadlock or dissension and that customary agreements might themselves materially adversely affect a Subsidiary in certain circumstances. However, additional protection might be afforded by greater contractual protection than the Company now has.

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

Possible Lack of Liquidity; Volatile Price

          Shares of the Company's common stock are currently traded only on the OTC Bulletin Board. Occasionally, trading volume in the Company's common stock is fairly low. This has been particularly true just prior to the time that this Annual Report was filed. As a consequence, investors may have a more difficult time selling their shares than they would, and the prices for such shares may be more erratic than it would be, if the shares of the Company's common stock were listed on a stock exchange or included for quotation in NASDAQ and were traded in a more active market. Shares of the Company's common stock were previously included for quotation in NASDAQ, and the Company intends to seek such inclusion as soon as the Company's common stock and the Company meet the requirements for inclusion. There can be no assurance that the Company's common stock and the Company will ever meet these requirements. In any event, the price of the Company's common stock (like any publicly traded stock) could be subject to general market volatility and declines, which in many cases would be unrelated to the operating performance of, or announcements relating to, the Company.

Achievement of Corporate Strategy

          As discussed herein, the Company is currently considering the declaration of dividends consisting of portions of the outstanding stock in certain of its Subsidiaries. The shares of stock comprising the dividends would be registered with the Commission. The result of the dividends would be that the subsidiaries whose stock comprised the dividends would become separate publicly traded entities. There can be no assurance that the Company will undertake this strategy, or that if such strategy is undertaken, the Company will be successful in achieving this strategy or such strategy will enhance stockholder values.

            Cautionary Statement Regarding Forward-Looking Statements

          Certain statements contained in this Annual Report under the captions "ITEMS 1 and 2. BUSINESS AND PROPERTIES" regarding beliefs as to the mineralization present on the Company's mineral properties, the capability of the technology to be used by the Company, the ability to market the Company's production, the Company's regulatory compliance, the adequacy of insurance, the availability of trucking services, the ability of the Company to attract and retain competent personnel, proposed changes to laws, the Company's plan to declare in-kind dividends of stock in certain of the Company's subsidiaries, the outcome of certain litigation, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under "Risk Factors." As a result, these forward-looking statements represent the Company's judgment as of the date of this filing. The Company does not express any intent or obligation to update these forward-looking statements.

                                   OPERATIONS

Extraction.

          The base material for the Company's extraction process will consist of ore procured from the Company's mineral properties through standard open-cast mining operations. Open-cast mining resembles open-pit mining, except that in the case of open-cast mining unused portions of the mined materials are not transported to waste piles for disposal but instead are cast or hauled directly into adjacent mined-out panel. Thus, reclamation immediately follows mining.

          A large component of the mined ore will be zeolites. Zeolites are a large family of complex hydrous sodium, calcium, and aluminum silicates whose structures allow them to trap other ions and atoms. Because of the nature of zeolites, microscopic precious metal particles can become ionically bound in metal salt complexes trapped in the zeolite.

          To extract the minerals believed to be contained in the zeolite, the Company intend to use certain proprietary, low-toxicity microfine precious metals extraction technologies (the "Technologies"). (For a description of the Company's rights with respect to the Technologies, see "BUSINESS AND PROPERTIES
- - Operations Intellectual Property.") Using the Technologies, ore mined from the Company's mineral properties will be treated such that trapped precious metals will be separated from the zeolite. The result of the treatment will be a condensate. The Company can then either sell the condensate or treat it further. If Company elects to treat the condensate further, the Company will electroplate the condensate to produce dore. (Dore is a molten mixture containing unseparated precious metals.) The dore is then further treated in an induction furnace. After this treatment, the dore is poured to produced dore bars, which are then sold to metal refiners and smelters for the ultimate production of precious metals.

          Of the Subsidiaries, only DMI has facilities to extract precious metals from mined ore. Griffin and Escopeta Minerals intend to rely upon DMI to extract their precious metals. DMI has entered into an agreement with Griffin to process its ore on a limited basis in connection with the testing of DMI's "pilot" plant and technologies, both discussed below. Escopeta Minerals and DMI expect to enter into a similar agreement in the near future. In consideration of DMI's processing such ore, Griffin agreed to pay to DMI the amount of DMI's direct costs involved in the processing plus an additional amount equal to 10% of such direct costs. In the event that DMI's technologies prove successful, DMI has agreed to negotiate in good faith with Griffin with a view to the execution and delivery of an agreement pertaining to the proposed larger processing plant discussed below.

          DMI currently has in operation only a "pilot" plant for testing the extraction process described above. The pilot plant is a 50'x100' facility consisting of a processing area, a laboratory building and two mobile homes to serve as living quarters for personnel. The pilot plant is located in Armagosa Valley, Nevada, near Griffin's Tecopa mineral property. The following is a brief summary of certain information pertaining to the equipment comprising DMI's pilot plant:

                                              Description of Equipment

Quant-
ity      Equipment                  Size             Age               Use

1        Backhoe                   680G             10 years          Digs materials for processing and testing

1        Truck and Trailer         3/4 Ton           2 years          Transports materials to plant and relocates equipment

3        Various grinders          To 150 mesh      10 years          Prepares materials for processing

10       Various tanks              3,000 gallons    5 years          Mixes,  leeches,  heats  and  effects  other
                                                                       chemical and  physical  processes at various
                                                                       stages

6        Primary and Secondary      To 100 microns   2 years          Preprocesses materials prior to laboratory
          Filters                                                       work

10       Ion exchange columns       Up to 502 years                   Extracts heavy metal ions
                                    gallons per day

1        Electrowinning             Up to 502 years                   Completes various orbital requirements of
         Equipment                  gallons per day                    electrons of transmutational/transitional
                                                                       metals

1        Hydroredux Oven            3 cubic feet     5 years          Captures "sponge" materials without the
                                                                      "flashing off" of transmutational/transitional
                                                                      metals

1        Kiln                       1/2 cubic feet   5 years           Agglomerates materials

The Company commenced its extraction business by trucking ore from Griffin's Tecopa mineral property to the pilot plant. Trucking is initially being done by outside trucking firms providing service and rates, which management believes will be adequate and acceptable.

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

          Through March 31, 1998, the Company has invested $730,582 in start-up expenses of the pilot plant, and another $80,134 in vehicles and equipment. Prior to October 30, 1996, Zeotech Industries, Inc., one of the major minority stockholders of Griffin, had invested approximately $100,000. The pilot plant's facility and equipment are new and are in good operating condition and repair. It has an ample supply of on-site well water for undertaking its extraction processing. Waste water is recycled on-site and will be used for irrigation. Electrical power for the pilot plant comes from an on-site, 35-kilowatt three-phase generator owned by DMI and three-phase power generated off-site by Valley Electric, the local utility company.

         If production and operations at the pilot plant satisfy the expectations of management, the Company will then attempt to proceed with the construction of a larger processing plant at a site to be selected in the future. Management currently expects that the larger plant would be capable of processing ore at a minimum rate of 1,000 TPD, and that this larger plant (if undertaken) will be finished in 2000 at a cost of between $2.5 and $5.0 million dollars. Griffin is expected bear all of the costs of the construction and operation of this plant. The construction of the larger plant will be contingent on procuring necessary financing. This financing is expected to be procured partly through the exercise of certain warrants to be issued by Griffin to purchase Griffin common stock. Management believes the exercises of these warrants will occur if the Company's technologies appear promising enough to undertake the larger plant. The remainder of the financing is expected to be provided through the possible private placement of the Company's equity securities or joint venture arrangements (including project financing). There can be no assurance that the aforementioned Griffin warrants will be exercised (or even issued for that matter) or that any other form of suitable financing will be obtained. Currently the Company has not entered into any agreement in principle, much less any definitive agreement, with respect to the necessary financing for the larger plant.

Mining Claims.

         Griffin. Griffin has rights in certain mining claims (these claims are referred to hereinafter as the "Claims"). (For additional information about the land covered by the Claims, see "BUSINESS AND PROPERTIES Operations - Properties.") To acquire its rights to its Claims, Griffin entered into an Exploration Agreement and Option to Lease (the "Exploration/Option Agreement") with a group of individuals who hold the Claims. For minimal cash payments, the Exploration/Option Agreement permits Griffin to enter onto the land covered by the Claims for purposes of exploring, investigating, sampling, examining and testing for any precious metals located on such land. The initial term of the Exploration/Option Agreement is for five years, and Griffin has the right to extend the Exploration/Option Agreement for two additional five-year extension terms. Depending on the results of Griffin's exploration effort and for a minimal cash payment, Griffin has the option under the Exploration/Option Agreement to enter into a lease of the related Claims pursuant to the terms, provisions and conditions of a mining lease agreement attached as an exhibit to the Exploration/Option Agreement (a "Mining Lease").

          The Mining Lease will permit Griffin to exploit the minerals covered by the related Claims. The term of the Mining Lease will be for 20 years and for so long as Griffin is processing ore on properties located within a five-mile radius of any of the Claims covered by the Mining Lease. The Mining Lease obligates Griffin to pay a production royalty for all minerals mined, removed and sold from the Claims covered by the Mining Lease equal to 2.5% of the Smelter Returns. The Mining Lease defines "Smelter Returns" as the gross amount received from the sale of valuable minerals after recovery of all exploration, development and capital costs and less all taxes levied, incurred or imposed on the sale, severance or production of such minerals and less costs of extraction, mining, milling, treating, transportation to the smelter and/or refinery, smelting and refining charges and costs of sale. The Mining Lease will obligate Griffin to pay minimal advanced royalties, which are credited to the production royalty described immediately above. The Mining Lease will be terminable by Griffin upon the occurrence of certain customary events of default, and by Griffin upon three-months notice. Under the Mining Lease, Griffin will have a right of first refusal to purchase the Claims covered by the Mining Lease if the lessors under the Mining Lease propose to transfer such Claims.

         Escopeta Minerals. Escopeta Minerals has rights in a certain tract of land (this tract of land is referred to hereinafter as the "Tract"). (For additional information about the land covered by the Tract, see "BUSINESS AND PROPERTIES - Operations - Properties.") To acquire its rights to the Tract, Escopeta Minerals entered into an Exploration Agreement (the "Exploration/Purchase Agreement") with the owner of the Tract. For $10,000 paid by Escopeta Minerals, the Exploration/Purchase Agreement permits Escopeta Minerals to enter onto the Tract for purposes of exploring, sampling and testing for any minerals located on the Tract. The initial term of the Exploration/Purchase Agreement is for one year, and Escopeta Minerals has the right to extend the Exploration/Purchase Agreement for an additional one-year extension term for a $20,000 extension payment. Escopeta Minerals has the option under the Exploration/Purchase Agreement to purchase the Tract except that the owner of the Tract will retain all rights with respect to all borate minerals and borate-bearing brines lying under the Tract. The option price is $500 per acre if the option is exercised during the initial one-year term, or $600 per acre if the option is exercised during the one-year extension term. The Exploration/Purchase Agreement imposes on the parties customary obligations with respect to transactions of this nature, and permits one party to terminate the Exploration/Purchase Agreement if the other party fails to perform such other party's obligations and to cure such failure within specified periods of time.

         Kent E. Lovelace, Jr., a director of the Company ("Lovelace"), made a $10,000 advance to the Company to pay the initial option price required by the Exploration/Purchase Agreement. Lovelace made this advance in reliance upon the Company's promise to assign to him a 20% interest in the Exploration/Purchase Agreement, and thus the ability to acquire a 20% undivided interest in the Tract. Lovelace and the Company have not formalized this assignment. However, they have been working on such assignment and expect to complete the assignment at some time in the future.

Intellectual Property.

          The technologies that the Company propose to use in its precious metal extraction efforts (the "Technologies") are in the process of either being refined or being developed. All of the Technologies operate in fundamentally the same way with certain variations. Certain of the Technologies in their current states have been determined to be capable of extracting precious metals in a laboratory setting. Nonetheless, the Technologies must prove capable of producing precious metals on a larger scale at cost levels that will enable production to occur profitably. Additional time will be necessary to prove or disprove the Technologies' capabilities of extracting precious metals on a commercial basis. The Company believes that the extraction capabilities of its most advanced Technologies will be proved or disproved during or about the summer of 1999, although additional time may be needed. Such proof or disproof will depend on the Company's receipt of an adequate amount of funds to continue testing the technologies appropriately, and there can be no assurance that the Company will be successful in procuring these funds. Moreover, scaling up the use of certain of the technologies has thus far created some unforeseen difficulties in the application of such technologies. The Company is currently working to solve these difficulties, and management is fairly confident that these difficulties can be overcome. However, there can be no assurance that these difficulties can be overcome at a cost acceptable to and manageable by the Company or even at all for that matter. Furthermore, there can be no assurance that if these difficulties are overcome, the Company will not encounter additional unforeseen difficulties in the scaling up of the technologies, and that if additional unforeseen difficulties are encountered, the Company will be able to overcome them at a cost acceptable to and manageable by the Company or even at all for that matter. Consequently, there can be no assurance that the Technologies will prove capable of producing precious metals at the required scale and at the required cost levels. See "BUSINESS AND PROPERTIES RISK FACTORS
- - Potential Technological Failure."

         One of the Technologies that the Company proposes to use (the "Hewlett Technology") involves two non-toxic leaching systems developed by Richard F. Hewlett ("Hewlett") specifically for the Company based on technology Hewlett had already developed. One of the systems was customized for the Tecopa/Shoshone/Barstow California areas, while the other system was customized for the Cochise/Graham counties Arizona area. For his work in developing these systems, Hewlett received a flat fee of $100,000 from the Company. Because Hewlett developed these systems on a "for hire" basis, the Company has outright ownership to the Hewlett Technology.

         Another of the Technologies that the Company proposes to use (the "Schmitt Technology") was developed primarily by Douglass Schmitt ("Schmitt"). Under their agreement governing the development of the Schmitt Technology, the Company and DMI, on the one hand, are equal owners of the Technology with Schmitt, on the other hand, and the Company and DMI have the right to assign and license the Technology to their subsidiaries and affiliates. In addition, the Company and DMI have a right of first refusal regarding all projects in which Schmitt proposes to use the Schmitt Technology. In consideration of the creation of the Company's and DMI's interests in the Schmitt Technology, Schmitt is entitled to a five-percent royalty of gross proceeds from the related refiner minus direct production costs (but not including any general overhead or administrative costs) on all precious metals extracted or produced in marketable form utilizing the Schmitt Technology. The royalty can be paid in cash or in kind. The Company and DMI have the right to discontinue the use of the Schmitt Technology at any time (a) in favor of technology provided by another source that the Company and DMI believe is more attractive or cost effective or (b) upon the abandonment of DMI's desert sands project. In either case, all royalty obligations to Schmitt cease so long as the Company and DMI are not using the Schmitt Technology. The Company and DMI will forfeit their interests in the Schmitt Technology if they fail to construct an operating plant capable of processing sand at a rate of 1,000 TPD by March 27, 2000; provided, however, that if negotiations or design work on such a plant are underway at the time that the Company's and DMI's interests would otherwise be forfeited, the Company and DMI may extend the forfeiture date for up to 12 months by the payment of $25,000. In addition, Schmitt received weekly payments of $1,500 for on-going consulting services for a period of time and a $10,000 sign-on bonus. Moreover, Schmitt received 125,000 shares of Common Stock.

         A third Technology that the Company intends to use is currently being developed for the Company on a "for hire" basis by Terry Christopher and Martin Blake. The development of this technology is still in the early stages. There can be no assurance that Messrs. Christopher and Blake will be successful in developing a viable Technology for the Company's businesses.

         The  Company  is  currently  negotiating  the  acquisition  of a fourth
Technology, which it has indicated that it will license to the Company on a non-exclusive, perpetual, royalty-free basis upon acquisition. The Company has not yet entered into any binding agreement with regard to the acquisition of this fourth Technology. There can be no assurance that the Company will be successful in acquiring this fourth Technology on terms and conditions satisfactory to it or at all for that matter.

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

          The profitability of the Company's current and proposed operations are significantly affected by changes in the market price of precious metals. The market prices of precious metals can fluctuate widely and are affected by numerous factors beyond the Company's control, including industrial and jewelry demand, expectations with respect to the rate of inflation, the strength of the U.S. dollar and of other currencies, interest rates, central bank sales, forward sales by producers, global or regional political or economic events, and production and cost levels in major mineral-producing regions such as South Africa. In addition, the prices of precious metals sometimes are subject to rapid short-term changes because of speculative activities. The current demand for and supply of precious metals affect precious metals prices, but not necessarily in the same manner as current supply and demand affect the prices of other commodities. The supply of precious metals consists of a combination of new mine production and existing stocks of bullion and fabricated precious metals held by governments, public and private financial institutions, industrial organizations and private individuals. As the amounts produced in any single year constitute a very small portion of the total potential supply of precious metals, normal variations in current production do not necessarily have a significant impact on the supply of precious metals or on their prices. If the Company's revenue from precious metals sales falls for a substantial period below its cost of production at any or all of its operations, the Company could determine that it is not economically feasible to continue commercial production at any or all of its operations or to continue the development of some or all of its projects. In summary, the markets for precious metals generally are characterized by volatile prices.

          Because of the availability of a sufficient number of refiners and smelters and the competitive nature of the gold market, management believes that the Company will be able to sell all gold produced by them separately at then current market rates. Due to the more restrictive and less competitive nature of the platinum market, management believes that the Company will be less able to sell all platinum and related minerals produced by them separately. Management does not foresee that other minerals that are likely to be produced on the Company's mineral properties will be of any significant consequence. The
Company's current policies is to sell their separate production at current prices and not enter into hedging or other arrangements which would establish a price for the sale of their separate future production.

Competition.

         The mining industry is very competitive. There is a high degree of competition to obtain favorable mining properties and suitable mining prospects for drilling, exploration, development and mining operations. The Company will encounter significant competition from firms currently engaged in the mining industry. In general, all of these companies are substantially larger than the Company, and have substantially greater resources and operating histories. Accordingly, there can be no assurance that the Company will be successful in competing with existing and emerging companies in the mining industry.

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

Seasonability.

         The Company's business is not generally expected to be seasonal in nature.

Employees.

         The Company has two employees working at its corporate headquarters. The Subsidiaries have a total of four employees. None of these employees are covered by a collective bargaining agreement and relations with them are considered to be good. The Company expects that the mining subsidiaries may have as many as 25-30 employees within the next year. The Company does not now foresee problems in hiring additional qualified employees to meet its labor needs.

                                   Properties

General.

          Except as noted herein, the Company's properties are located in the Lake Tecopa and Armagosa River Valley.

         Geological records indicate that about a million or so years ago, large inland fresh water lakes were located in the Armagosa Valley during the Ice Age. Then, as glaciers receded and the lakes drained, the lowest places became collection basins for minerals and deposits which are spread throughout the valley. It is believed that large inland lakes, which dried up over a million years ago, left behind significant deposits of precious metals, especially gold.

         The Company has conducted surface sampling on its mineral properties. The sampling indicates that land underlying these properties may contain gold, platinum, iridium, palladium, rhodium and ruthenium. However, the Company has not confirmed the level of existing precious metals, and the Company has not had any independent testing undertaken to confirm the results of its internal sampling. As a result, the Company has not completed sufficient geological testing to establish proven or probable mineral reserves for mineral properties. The Company currently intends to undertake only some subsurface exploration at some unspecified point in time during the next two year. Notwithstanding the preceding, management believes that the Company's surface sampling indicates the existence of sufficient mineralization to warrant continued development of its mineral properties. However, there can be no assurance that proven or probable ore reserves will ultimately be established.

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

Escopeta Minerals.

         The Company owns all of the outstanding stock of Escopeta Minerals. Escopeta Minerals currently holds rights to a tract of property containing approximately 2,445 acres. The tract is contiguous to Griffin's Tecopa, California property. This property has a total of four and one-half square miles. Access to Escopeta Mineral's mineral property is by means of a state highway.

DMI Land

         DMI Land is a wholly-owned subsidiary of DMI. The Company owns 47% of the outstanding stock of DMI Land. DMI Land owns a five-acre tract of land near Tecopa, California and a 40-acre tract of land in the Armagosa Valley. Both tracts were acquired with a view to serving as plant sites in the future.

                         DISCONTINUED GAMING OPERATIONS

          At the beginning of fiscal 1998, Papone's Palace Ltd. Liability Company (the "Limited Liability Company") owned and operated Papone's Palace, and the Company owned a 75.5% indirect interest in the Limited Liability Company. Upon its opening for business on July 1, 1992, Papone's Palace operated as a limited stakes gaming casino situated in a 6,000 square foot, two-story Victorian building located in Central City. Shortly after June 10, 1993, the Colorado gaming authorities approved the transfer to the Company of the Company's current 75.5% interest in the Limited Liability Company.

          Since its acquisition in June 1993, Papone's Palace had failed to operate at a profit and had experienced continuing losses. Management believes that the continuing losses of Papone's Palace were due in a large part to the intense competition from the neighboring community of Black Hawk through which potential patrons must drive to reach Central City. To meet a serious cash flow deficiency, in October 1994 the Company and the Limited Liability Company received a loan of $1 million (the "Loan") from a private creditor ("Creditor"), assigned to the Creditor the first deed of trust on the property on which Papone's Palace is situated (the "Property"), and granted in favor of the Creditor a third deed of trust on the Property as well. Over time, the Creditor made additional advances with respect to Papone's Palace, and obtained additional security for the Loan.

          As of May 16, 1996, certain payments of principal and interest on the Loan had not been timely made, and the Loan was thereby in default. As a consequence of this default, the Creditor commenced a public trustee foreclosure proceeding with respect to the Property in the Gilpin County District Court, Division G, in Colorado (case no. 96CV73) (the "Foreclosure Proceeding"). Eventually, the Company and the Limited Liability Company, on the one hand, and the Creditor, on the other hand, entered into a settlement agreement with respect to the aforementioned default (the "Settlement Agreement").

          The Settlement Agreement was expressly subject to the procurement of a court determination within 120 days after the date of the Settlement Agreement that the Limited Liability Company had the authority to enter into the Settlement Agreement. After operating for the summer of 1996, Papone's Palace closed for the 1996-1997 winter season for seasonal reasons with the expectation that it would reopen for the summer of 1997. However, a partner in Limited Liability Company alleged that Limited Liability Company had no authority to enter into the Settlement Agreement, and for this and other reasons, such partner refused to sign the application to renew the Limited Liability Company's gaming license, which was issued on a year-by-year basis. Consequently, such license expired in June 1997, and the Company was not able to reopen Papone's Palace for the summer of 1997 as was originally expected. As an additional result, the Limited Liability Company was not able to obtain timely the judicial determination required by the Settlement Agreement. Such failure constituted an event of default with respect to the Loan under the terms of the Settlement Agreement.

         As a result, on February 21, 1997, a judgment was entered in the Foreclosure Proceeding awarding to the Creditor the principal amount of $1,101,337, together with interest and costs, and decreeing a foreclosure on the Property. This development required the Limited Liability Company to file for bankruptcy under Chapter 11 of the federal bankruptcy laws on April 23, 1997. The Creditor eventually filed a motion to lift the bankruptcy stay against the Property. In October 1997, the bankruptcy court granted this motion. The Company initially planned to appeal vigorously this decision. However, after the judge in charge of the proceeding indicated some hostility to the Company's defense position, the Company decided not to appeal. As a consequence, the Creditor foreclosed the Property in March 1998, thereby divesting the Company of its last gaming interest. The Company believes that the combination of prior asset transfers to the Creditor of approximately $1,643,000, plus the value of the assets of Papone's Palace equals or exceeds the amount of indebtedness. Therefore, the Company has been negotiating with the Creditor in an effort to reach a settlement regarding the Company's guarantee of the indebtedness to the Creditor in the amount of approximately $1,139,000. There can be no assurance that the Company will be successful in this regard.

         While the Company did not acquiesce in the foreclosure of Papone's Palace, the Company had previously determined to abandon the gaming business and had contemplated spinning off to the Company's stockholders the outstanding equity of the Limited Liability Company (or a successor entity formed for purposes of such a spin-off). The Company believes that the foreclosure of Papone's Palace (together with the settlement of remaining matters pertaining to the Company's primary indebtedness) may prove to be a route (acceptable to the Company) by which the Company may abandon the gaming business and resolve the related indebtedness situation.

ITEM 3.  LEGAL PROCEEDINGS

         On May 14, 1998, the U.S. Securities and Exchange Commission (the "Commission") filed a complaint in the United States District Court, Southern District of New York (98 Civ. 3446) against Paul J. Montle (the Chairman of the Board of Directors and President of the Company), the Company, Paul V. Culotta (a former Executive Vice President and Chief Financial Officer of the Company), Carol C. Martino, CMA Noel, Ltd., Mario J. Iacoviello, Ilan Arbel, and Europe American Capital Corporation, alleging numerous violation of federal securities laws. With regard to the Company, the Commission alleges that the initial registration statement of the Company filed and declared effective in 1993 contained omissions of material information regarding certain sales of stock in the Company allegedly occurring prior to the date of such registration statement. These alleged sales purportedly caused a dilution in the ownership of the Company's stock distributed to the stockholders of VTS. The Commission seeks a permanent injunction against the Company, barring it from making future violations of certain provisions of the federal securities laws. The deadline for the filing of answers has been extended by the agreement of the parties. The Company intends to defend it vigorously in this lawsuit, although it may settle on terms acceptable to it because the lawsuit does not seek any monetary recovery against the Company.
However, there can be no assurances as to the outcome to this proceeding.

         On December 14, 1994, the Company filed a lawsuit in Harris County, Texas against Full House Resorts, Inc. ("Full House"), Allen E. Paulson, Donaldson, Lufkin & Jenrette Securities Corporation and My Dang to enforce the terms of a preliminary agreement executed on September 8, 1994 between the Company and Full House to jointly acquire and relocate a casino to the Company's site in Biloxi, Mississippi. With the agreement of the Company, this litigation was continued in the District Court of Harrison County, Mississippi under case no. A-2402-95-0142. Eventually, the Company's counsel untimely withdrew from the case without the substitution of new counsel. The Company's proposed new counsel conditioned its representation of the Company upon the issuance of a new scheduling order allowing such counsel to prepare. The presiding judge refused to issue a new scheduling order. Because of the Company's lack of representation, the presiding judge granted the defendants' motions for summary judgment in March 1996. The Company, with new counsel, immediately filed an appearance and an appeal with the Mississippi Supreme Court. On April 7, 1998, the Mississippi Court of Appeals affirmed the lower court's decision in part while reversing and remanding such decision in other parts. Essentially, the Court of Appeals reversed the summary judgment against the Company for its claims of breach of contract and breach of fiduciary duties asserted against Full House and remanded these claims to the lower court for a trial on the merits. However, the Court of Appeals affirmed the summary judgment against the Company as to all of its claims against My Dang, Allen B. Paulson and Donaldson, Lufkin & Jenrette Securities Corporation and its claims of common law fraud against Full House. As September 18, 1998, no setting has been entered for the trial of the claims being remanded.

         The Company is a defendant in a lawsuit filed by Mississippi Ventures II ("MVII") on August 7, 1995, regarding a proposed joint venture between the Company and MVII. The Company had a lease on certain property located in Mississippi and had intended on developing a casino site with MVII. MVII had required that the lease be amended in order to provide for a joint venture and MVII agreed to place $100,000 in an escrow account to be used for rents owed. Before the lease was amended and the escrow deposit released to the landlord, the Mississippi Supreme Court declared the original leased site could not be used as a legal casino site. The $100,000 had been released to the Company, and the Company retained the $100,000 on the basis that MVII interfered with the negotiation of the amended lease and its timely execution. MVII alleged breach of the implied covenant of good faith and fair dealing, and breach of fiduciary duty, and the Company denied all causes actions. Due to an unexpected resignation of the Company's counsel, the Company defaulted on this lawsuit in fiscal 1997. The Company is now appealing this judgment. The likelihood of the Company's success on this appeal can not now be determined.

         In fiscal 1997, Oriental Crystal (Holding) Ltd. ("Oriental") brought a lawsuit against the Company and the subsidiary formerly pursuing the Company's Tinian gaming business. The lawsuit was brought in the Superior Court of the Commonwealth of the Northern Marianas Islands (C.A. 96-173) seeking a declaratory judgment that an agreement previously made by Oriental not to compete with the Company on Tinian was a restraint of trade and was therefore unenforceable. The attorney representing Oriental attempted to serve the Company at its 1994 business address in Houston and when it was not possible to obtain service on the Company at that address, a default judgment granting the declaratory judgment was entered in June 1996. The Company sought to have this judgment set aside on the basis that service was not properly made and the default judgment was improperly entered. The Supreme Court of the Northern Marianas Islands declined to render a decision based on its belief that issue was moot because the Company was no longer doing business in the Northern Marianas Islands. Because of this decision, the Company has appealed the Northern Marianas Islands courts' decisions to the United States Ninth Circuit. If the Company is successful in its appeal to overturn the default judgment, it intends to file an action to enforce its non-circumvention and non-compete agreement with Oriental by seeking damages and/or an ownership interest in the 300 room hotel casino that Oriental built on Tinian. The ultimate outcome of this lawsuit cannot be determined at this time.

         On February 24, 1997, Papone's Palace Acquisition Corporation, a Colorado corporation wholly-owned by the Company ("PPAC"), commenced an action against Earl Neudecker in the Denver County District Court (case no. 97CV1021) on a promissory note originally payable to the Hill Family Trust in the principal amount of $1,450,000 due and payable on January 14, 1997 (the "Neudecker Note"). The rights as the holder of the Neudecker Note were eventually assigned to PPAC. Neudecker has asserted a variety of counterclaims. This proceeding is currently in the discovery phase, and trial has been set for April 1999. The ultimate outcome of this lawsuit cannot be determined at this time. Moreover, the major creditor of the Limited Liability Company has previously taken a collateral assignment of the Neudecker Note and is expected to assert a claim in any amounts recovered by PPAC. The Company intends to defend vigorously against any attempts to claim an interest on any amount recovered on the Neudecker Note. However, if the Company recovers any amount on the Neudecker Note, there can be no assurance that the Company will be successful in any defense of any claim asserted based on the collateral assignment.

     The Company had been a party plaintiff in litigation in the 281st Judicial District of Harris County, Texas entitled Lone Star Casino Corporation and Hallmark Trading Co. Ltd. v. Cambridge Financial Corporation, Leslie S. Greyling, Daniel M. Boyar, Claude Kirk, Jose Esquivel, Thomas Mahood, Jorge Galvez, Gregory Martini, Aspen Marine Group, Inc., Ella Boutwell Chestnut, Steven T. Dorrough, George D. Fowler, Paul A. Herman, C. Randolph Coleman, Robert J. Baker, Joseph C.F. Chow, and Corporate Stock Transfer, Inc., (Civil Action No. 93-041789), which seeks damages for the non-payment of a $500,000 promissory note and for the loss of profits arising out of the non- payment of other consideration and for damages caused by fraud and other claims. All defendants have been served. Aspen Marine Group, Inc., Ella Boutwell Chestnut, Steven T. Dorrough, George D. Fowler, Paul A. Herman, C. Randolph Coleman, Robert J. Baker, Joseph C.F. Chow, and Corporate Stock Transfer, Inc. have filed special appearances to contest personal jurisdiction and were all non- suited. No other defendant has answered. On January 10, 1994, the court entered an interlocutory default judgment in the amount of $2,307,500 plus post-judgment interest against Cambridge Financial Corporation, Leslie S. Greyling, and Daniel
M. Boyar. The court severed the lawsuit against Cambridge Financial Corporation, Leslie S. Greyling and Daniel M. Boyar, and final judgment in favor of the Company was entered against these defendants in January 1994. The remaining defendants were Claude Kirk, Jose Esquivel and Jorge Galvez, against whom the Company tried to obtain a summary judgment. However, the case against the remaining defendants has been dismissed for want of prosecution.

         In fiscal 1995, Truman L. Susman filed a lawsuit against the Company in the U.S. District Court for the District of Delaware, (C.A. No. 94-210), alleging that the Company participated in or induced VTS' management to commit acts of mismanagement and breach of fiduciary duties against VTS, its subsidiary, and its shareholders, in addition to inducing VTS to breach its contractual obligations to the plaintiff. The court eventually entered a summary judgment against the plaintiff for failure to state a claim. The plaintiff filed a motion for leave to amend his complaint. On November 1, 1997, this lawsuit was settled in consideration of the Company's payment of a token amount of money.

         In fiscal 1995, TPM Financial, Inc. ("TPM") filed a lawsuit against Lone Star Casino Corporation of Nevada, a subsidiary of the Company ("LSCCN"). The lawsuit dealt with a lease for a hotel property in Las Vegas, Nevada and a lease for an adjacent casino property, both entered into in 1994 with TPM as landlord and LSCCN as tenant. LSCCN had entered into a short-term sublease of the hotel property effective April 1, 1995. In June 1995, the subtenant defaulted on its payments to LSCCN, which in turn defaulted on its payments to TPM. TPM is seeking a judgment against LSCCN for allegedly delinquent rents in the approximate amount of $125,000, while LSCCN is seeking damages from its subtenant. LSCCN filed a counter-claim against TPM, claiming that TPM conspired with the subtenant to reduce, and eventually stop, payments under the sublease, thereby causing LSCCN to default under the leases with TPM. The subtenant filed a counterclaim against LSCCN citing misrepresentation of certain facts concerning the property, LSCCN's inability to perform as sublandlord, breach of the sublease, breach of implied covenant of good faith and fair dealing, and fraud. This lawsuit had been in the discovery phase, and TPM had offered to settle. However, in fiscal 1997, TPM filed for bankruptcy protection, and this lawsuit has been stayed since that filing. Moreover, LSCCN eventually filed for bankruptcy under Chapter 7 of the federal bankruptcy code, and the trustee in the bankruptcy proceeding will decide whether it will continue to pursue LSCCN's claims. The outstanding claims against LSCCN total approximately $500,000. If LSCCN's trustee is successful in recovering more than this amount, the Company (as the parent of LSCCN) could be expected to benefit from any excess. However, the ultimate outcome of this matter can not now be determined. Because of the uncertainty of the conclusion of this lawsuit and the unlikelihood that such outcome will materially affect the Company either adversely or favorably, the Company does not intend to report on this lawsuit any further unless some material event occurs.

         The Company was a defendant in litigation filed in fiscal 1994 in the Supreme Court of the State of New York, County of New York, styled Nemsa Establishment, S.A. v. Viral Testing Systems Corporation et al. (Index No. 94112917). The plaintiff had sued to collect principal and interest under a promissory note issued to it and had alleged that it is entitled to recover damages based on various torts alleged to have been committed by the defendants. The Company believes that is was named as a defendant solely for harassment purposes. This litigation was terminated by the related court in fiscal 1997 without any liability to the Company.

         For a discussion of the foreclosure proceeding involving Papone's Palace, see "BUSINESS AND PROPERTIES DISCONTINUED GAMING OPERATIONS."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                                      PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

         The Company's common stock is traded on the OTC Bulletin Board under the symbol "CHIP". As of June 30, 1998, the Company had 1,759 holders of record. Presented below are the high and low closing bid prices of the Company's common stock for the two years ended June 30, 1998.

                                                                                High                      Low
                                                                                ----                       ----
Fiscal year ended June 30, 1997:
         First Quarter                                                          $1.310                    $0.125
         Second Quarter                                                          1.380                     0.070
         Third Quarter                                                           2.090                     0.720
         Fourth Quarter                                                          1.875                     0.510


Fiscal year ended June 30, 1998:
         First Quarter                                                          $1.150                    $  .57
         Second Quarter                                                          1.030                       .52
Third Quarter                                                                     .590                       .20
Fourth Quarter                                                                    .350                       .13

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

         During fiscal 1998, the Company focused its efforts on developing precious metals mining prospects, with each project undertaken in a separate corporate entity for the purpose of allowing its partners, who may originate the mining prospects and/or provide technological expertise in the recovery process to own a stake in their respective ventures. The active Subsidiaries include Griffin Gold Group, Inc. ("Griffin"), Escopeta Minerals, Inc. ("Escopeta"),
Desert Minerals, Inc. ("DMI"), SWM Ventures, Inc. ("SWM"), Mohave Metals Corporation ("Mohave") and DMI Land, Inc. ("DMI Land"). Griffin Gold and Escopeta have rights in certain mining claims or properties believed to contain precious metals. DMI, SWM and Mohave are in the processes of refining and developing certain mineral extraction technologies. DMI Land owns two tracts of land that are used as plant sites. These operations are in the developmental stage and will require minimal capital. To implement this strategy and finance these projects, the Company may establish a public trading market in the shares of some of these mining ventures, via an initial public offering and/or a "spin-off" of their shares to the Company's shareholders in fiscal year 1999 so they can do their own financing with their own shares. To the extent this strategy is implemented, the Company may essentially become a holding company owning large share holdings in each mining corporation.

                              RESULTS OF OPERATIONS

                       Years ended June 30, 1998 and 1997

Overview

         Operations for fiscal 1998 are not comparable to the operations for fiscal 1997 because the Papone's Palace casino was open for three months in fiscal 1997 and the Company had two one-time gains on sales of assets of $1,603,000 and $203,000 and interest expense of $489,000 in fiscal 1998. The Company had no revenue from operations in fiscal 1998 and had a net loss of $2,605,000. The Company incurred a net loss of $72,000 on revenues of $238,000 from its discontinued casino business after the gains mentioned above for fiscal 1997. The increase in net loss is largely attributable to a loss from mining operations of $935,000 in fiscal 1998 versus $20,000 in fiscal 1997, and an increase of $458,000 in general and administrative costs in fiscal 1998, which was primarily attributable to an increase in legal fees and related litigation costs. Of the total loss of $2,605,000, $906,000 represented shares of common stock issued for services valued at market at the time they were issued.

Operating Revenues

         There were no operating revenues in fiscal 1998 compared to $238,000 in fiscal 1997, all of which came from the Company's now discontinued casino business.

Operating Expenses

         General and administrative expenses increased $458,000 in fiscal 1998 compared to fiscal 1997, due to an increase in legal fees and related litigation costs. Mining operation costs increased $915,000 in fiscal 1998 compared to 1997 due to a greatly increased level of research and development activity at the Company's pilot plant in Nevada.

Other Income (Expense)

            Other income (expense) declined significantly in fiscal 1998 versus 1997, due primarily to fewer gains from non-recurring items. The only income in 1998 was $64,000 from the sale of marketable securities compared to $1,623,000 gains in 1997. However, interest expense declined to $25,000 in 1998 compared to $489,000 due to the disposal of the casino business and related debt late in fiscal 1997. Litigation settlement costs increased to $153,000 in 1998 compared to $88,000 in 1997.

Discontinued Business

         In fiscal 1998, the Company had a loss of $52,000 related to the write-off of the balance of the value of Papone's Palace Casino LLC compared to a net gain in disposal of the Clutch Games business in 1997 of $135,000, which reflects a gain on sale of $203,000 less a $68,000 loss from operations of that business.

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


                         LIQUIDITY AND CAPITAL RESOURCES

Overview

         As of June 30, 1998, the Company had a working capital deficiency of $1,328,000 compared to $2,360,000 a year earlier. Throughout fiscal 1998, the Company has been able to continue meeting cash requirements by selling assets, renegotiating existing debt obligations, issuing new debt, paying for services with stock, issuing common stock through private placements and capital contributions by subsidiary minority shareholders. The ability of the Company to continue to pursue its business objectives throughout fiscal 1999 and beyond will depend on the Company's ability to continue to meet its cash requirements by the means mentioned above and the potential sale of its shares and warrants in another public company which was spun off from the Company in May, 1998 and ultimately to achieve profitability with respect to its business operations. There can be no assurance that the Company will sustain this ability or achieve this goal.

Current Assets and Current Liabilities

         During fiscal 1998, current assets declined approximately $754,000 due primarily to a reduction in receivables from unaffiliated parties of $187,000 and affiliated parties of $561,000 offset by an increase in receivables from affiliated parties of $308,000. Current liabilities decreased by $1,786,000 in fiscal 1998 compared to fiscal 1997. Four factors contributed to the decrease:
(1) claims subject to compromise decreased $2,315,000, (2) notes and advances to related parties decreased by $26,000 during fiscal 1998 as a result of conversion of debt to common stock and retirements, (3) accounts payable and accrued expenses increased by $430,000 in fiscal 1998 compared to fiscal 1997, primarily due to increase in legal fees and payables and (4) the redemption payable on the redeemable preferred stock decreased by $25,000 due to a settlement reached in fiscal 1997.

Stock Sales

         During fiscal 1998, the Company issued 3,111,000 shares of its common stock at an average price per share of $.20. The Company received net proceeds of $607,000.

         During fiscal 1997, the Company issued 543,000 shares of its common stock outside the United States at gross prices per share of between $.10 and $1.00. The Company received net proceeds of $128,000, an average price per share of $.22.

During fiscal 1998 and 1997, the Company issued 150,000 and 1,578,000 shares, respectively, of its common stock in connection with the acquisition of gold mining properties. The Company's interest in such ventures has been valued in the consolidated balance sheet at $203,000 and $371,000, respectively, ( net of cash reimbursements of $109,000 in fiscal 1997).

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

         The Company issued 800,000 shares to a foreign national under warrants issued in fiscal 1997 to purchase common stock of the Company at $.375 per share (later reduced to 546,000 shares in fiscal 1998). Proceeds were substantially collected in July , August and September, 1997. In addition, the Company issued 600,000 shares of common stock in the settlement of litigation in June, 1997 regarding the redemption payable under the Company's redeemable preferred stock of $505,000. All of the 600,000 shares were placed in escrow and the remaining shares are subject to return and cancellation when proceeds of $600,000 have been realized from the sale of some of the shares. Also, the Company issued 54,400 shares of common stock in settlement of claims regarding a land lease under a proposed casino.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The reports of Company's Independent Auditors appear at Page F-1 hereof, and the Consolidated Financial Statements of the Company appear at Page F-2 through F-12 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table sets forth certain information regarding the directors and executive officers of the Company and its subsidiaries, including the business experience of each for at least the past five years:



                                                                      Officer          Director
                  Name                             Age                Since            Since

                  Paul J. Montle                     51                1993             1993
                  Chairman of the
                  Board, President and
                  Chief Executive Officer

                  Kent E. Lovelace, Jr.              62                1993             -----
                  Director

                  Roger W. Cope                      57                1993             -----
                  Director

                  C. Thomas Cutter                   58                1993             -----
                  Director

                  Terry Christopher                  30                -----             1998
                  President of SWM Ventures,
                  Inc. and Mohave Metals
                  Corporation

                  Martin Blake                       30                -----            -----


         Paul J. Montle has served as the Chairman of the Board and Chief Executive Officer of the Company since 1992. From 1991 to October 15, 1994, Mr. Montle served as President and Chief Executive Officer of Viral Testing Systems Corporation ("VTS"), a distributor of a FDA-licensed AIDS test and other medical diagnostic products, and from 1991 to 1992, he also served as Chairman of the Board of such company. VTS filed for protection under Chapter 11 of the Bankruptcy Code on January 4, 1995. Eventually this bankruptcy proceeding was converted to a proceeding under Chapter 7, and the remaining assets of VTS have been liquidated. Since 1987, Mr. Montle has been a Managing Director of Montle International Incorporated, a privately-held merchant banking firm.

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

         Terry Christopher has served as the President of each of SWM Ventures, Inc. and Mohave Metals Corporation, majority-owned subsidiaries of the Company, since the dates of their respective formations. Prior to serving in these capacities, Mr. Christopher spent four years working in both mineral and oil and gas exploration. Until recently, he was a director and head geologist for Imperial Venture Corp., a private oil and gas exploration company. While in this position, he selected more than 450,000 acres of oil and gas permits in western Newfoundland, Canada. Mr. Christopher has also worked in gold, nickel, and lead-zinc exploration environments, detailed hard rock and alluvial mapping, and made aggregate evaluations. He is expected to receive his PhD. from the Department of Earth Sciences at Memorial University of Newfoundland in the near future. He presently holds a BSc. (honors) in earth science from this institution.

         Martin Blake became employed by the Company in 1998. For the year preceding his employment with the Company, he served as a well site geologist for Belloy Petroleum Consultants Ltd. While working part-time during the pursuit of his education, Mr. Blake received extensive experience in mineral exploration, much of which has been in epithermal gold and MVT lead-zinc exploration. He also has additional experience in PGM, nickel, and diamond exploration, as well as oil and gas exploration and development in western Canada. Mr. Blake holds a BSc. (honors) in geology from the Department of Earth Sciences at Memorial University of Newfoundland and an MSc. in geochemistry from this institution as well, in addition to substantial credits in pure chemistry.

        Each officer of the Company generally serves at the pleasure of the Board of Directors, other than Messrs. Christopher and Martin with whom the Company has entered into a written employment agreement.

         There are no family relationships among the officers and directors, and there are no present arrangements or understandings pursuant to which any of them were elected as officers or directors.

ITEM 10.  EXECUTIVE COMPENSATION.

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

                               The Compensation Committee:
                               Kent E. Lovelace, Jr.
                               C. Thomas Cutter



                           Summary Compensation Table

         The following table sets forth the compensation paid by the Company and its subsidiaries to the Chief Executive Officer. No other executive officer whose total annual salary and bonus for the fiscal year ended June 30, 1998, 1997 or 1996 exceeded $100,000 for services in all capacities to the Company and its subsidiaries.

                                                 Summary Compensation Table (1)

                                  Annual                                       Long-Term
                                Compensation                                 Compensation

(a)                        (b)              (c)              (d)        (e)              (g)
                                                                      Other
Name and                   Fiscal                                     Annual    Securities Underlying
Principal                  Year                                       Compen-   Stock Options
Position                   Ended            Salary           Bonus    ation     (Number of Shares)

Paul J. Montle             6/30/98          $183,225                            290,000
Chairman and               6/30/97          $200,912                            500,000
Chief Executive            6/30/96          $169,062                             13,000
Officer

- -----------------

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

                               Stock Option Grants

         The following table sets forth information pertaining to certain stock options granted during the fiscal year ended June 30, 1998. The Company has not granted stock appreciation rights ("SAR's") of any kind.

                      Option Grants in the Last Fiscal Year

(a)                        (b)              (c)                        (d)              (e)
                           Number of
                           Securities       Percentage of Total
                           Underlying       Options Granted
                           Options          to Employees              Exercise Expiration
Name                       Granted          in Fiscal Year            Price             Date

Paul J. Montle             290,000(1)       48%                        $ .341           2/3/2008

Terry Christopher           40,000(2)        8%                        $ .50            3/16/2008

Terry Christopher           30,000(2)        6%                        $ .75            3/16/2008

Terry Christopher           30,000(2)        6%                       $1.00             3/16/2008

(1)      All of these options are fully vested.

(2) Twenty-five percent of these options are fully vested. Additional batches representing 25% of these options shall become vested on each of the first three annual anniversaries of the grant of these options.

                  Option Exercises/Value of Unexercised Options

         The following table sets forth the number of securities underlying options exercisable at June 30, 1998, and the value at June 30, 1998 of exercisable in-the-money options remaining outstanding as to the Chief Executive Officer of the Company. No SAR's of any kind have been granted.

                       Aggregated Option Exercises in Last
                  Fiscal Year and Fiscal Year End Option Values

(a)                                         (d)                                         (e)

                                         Number of Securities
                                         Underlying Unexercised                      Value of Unexercised
                                         Options at June 30, 1998           In-the-Money Options at
                                           (Numbers of Shares)                         June 30, 1998
Name                                    Exercisable      Unexercisable              Exercisable      Unexercisable
Paul J. Montle                              491,600           300,000                      (2)          (2)

Terry Christopher                            25,000           75,000                       (2)          (2)

- ---------------------
(1) The Columns designated by the SEC for the reporting of the number of shares acquired on exercise, the value realized, and the number and value of unexercisable options have been eliminated as no options were exercised and no unexercisable options existed during the fiscal year covered by the table.
(2) The average of the closing bid and ask prices of the Common Stock on June 30, 1998 on the NASDAQ Stock Market was $.14, which was less than the exercise price of all options reported in the table.

                                   Other Plans

         The Company has no other deferred compensation, pension or retirement plans in which executive officers participate.

                         Certain Compensation Agreements

         The Company currently has no written employment contracts or other written compensation agreements with any of its current executive officers other than Terry Christopher, President of SWM Ventures, Inc. and Mohave Metals Corporation (a couple of the Company's Subsidiaries). The Company currently has a written employment contract with Martin Blake, a significant employee of the Company.

         Pursuant to his employment agreement (the "Christopher Employment Agreement"), Terry Christopher is to receive an annual salary of $50,000. Pursuant to the Christopher Employment Agreement, the Company issued to Mr. Christopher 30,000 shares of Common Stock, and the Company agreed to grant to Mr. Christopher options to acquire shares of Common Stock. These options cover 40,000 shares of Common Stock, which may be purchased at an option price of $.50 per share, 30,000 shares of Common Stock, which may be purchased at an option price of $.75 per share, and 30,000 shares of Common Stock, which may be purchased at an option price of $1.00 per share. Upon execution of the Christopher Employment Agreement, Mr. Christopher became vested in 25% of each batch of these options. Mr. Christopher will become vested in another 25% of each batch on each annual anniversary of the Christopher Employment Agreement until such time as he becomes fully vested in each batch. The Christopher Employment Agreement is terminable by either Mr. Christopher or the Company at any time. The Christopher Employment Agreement does not contain a covenant not to compete. Mr. Christopher also owns 40% of the outstanding common stock in each of SWM Ventures, Inc. and Mohave Metals Corporation.

         Pursuant to his employment agreement (the "Blake Employment Agreement"), Martin Blake is to receive an annual salary of $50,000. Pursuant to the Blake Employment Agreement, the Company issued to Mr. Blake 20,000 shares of Common Stock, and the Company agreed to grant to Mr. Blake options to acquire shares of Common Stock. These options cover 40,000 shares of Common Stock, which may be purchased at an option price of $.50 per share, 30,000 shares of Common Stock, which may be purchased at an option price of $.75 per share, and 30,000 shares of Common Stock, which may be purchased at an option price of $1.00 per share. Upon execution of the Blake Employment Agreement, Mr. Blake became vested in 25% of each batch of these options. Mr. Blake will become vested in another 25% of each batch on each annual anniversary of the Blake Employment Agreement until such time as he becomes fully vested in each batch. The Company also agreed to grant to Mr. Blake options to acquire shares of common stock in SWM Ventures, Inc. ("SWM Common Stock"). These options cover 100,000 shares of SWM Common Stock, which may be purchased at an option price of $.01 per share, and 150,000 shares of SWM Common Stock, which may be purchased at an option price of $.50 per share. The optioned SWM Common Stock will vest on the same schedule as the optioned Common Stock. The Blake Employment Agreement is terminable by either Mr. Blake or the Company at any time. The Blake Employment Agreement does not contain a covenant not to compete.

                        Compliance with Section 16(a) of
                           the Securities Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Officers, directors and greater than 10 percent stockholders are required to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the forms received by the Company, or written representations from certain reporting persons that no Form 5 reports were required for those persons, the Company believes that during the year ended June 30, 1998, all filing requirements applicable to the Company's officers, directors and greater than 10 percent shareholders were satisfied.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth certain information as of June 30, 1998 concerning the beneficial ownership of the Common Stock (i) by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock; (ii) by each director; (iii) by each executive officer named in the Summary Compensation Table under "Executive Compensation," below; and (iv) by all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

                                                                    Shares of
                                                             Common Stock Beneficially Owned (1)

Name and Address of Beneficial Owner                 Number                     Percent

Paul J. Montle                                       2,411,087(2)               12.0%
  Rivercourt
  17 - 19 Sir John Rogersons Quay
  Dublin 2
  Ireland

Kent E. Lovelace, Jr.                                2,497,058(3)               12.4%
  1201-25th Avenue, Suite One
  Gulfport, Mississippi 39501-1950

Roger W. Cope                                        1,349,398(4)               6.7%
  5663 East Nine Mile Rd.
  Warren, Michigan 48901

C. Thomas Cutter                                         2,200(5)                (6)
  82 Olympia Ave.
  Woburn, Massachusetts 01801

Terry Christopher                                       55,000(7)                (6)
  154 Pioneer Ave. #211
  Logan, Utah 84321

All directors and officers
as a group (five persons)                            6,314,743(8)               31.4%

- ---------------------

(1) Includes shares of Common Stock beneficially owned pursuant to options and warrants exercisable on the June 30, 1998 or within 60 days thereafter.
(2) Includes 1,902,136 shares of Common Stock directly owned, 17,351 shares of Common Stock held by Travis Partnership, G.P., a general partnership in which Mr. Montle has a 51.67% interest and a trust for the benefit of Mr. Montle's children has a 15% interest, and 491,600 shares of Common Stock beneficially owned pursuant to non-qualified stock options currently exercisable. Does not include 400,000 shares of Common Stock owned by trusts for the benefit of Mr. Montle's children, all such shares of which Mr.
         Montle disclaims beneficial ownership.
(3) Includes 2,064,658 shares directly owned, 358,000 shares of Common Stock beneficially owned pursuant to non-qualified stock options currently exercisable, 68,000 shares beneficially owned pursuant to currently exercisable warrants, and 6,400 shares held by Equitrust Mortgage Corporation, a corporation for which Mr. Lovelace acts as President and Chief Executive Officer. Does not include 36,000 shares owned by Cheryl Lovelace, Mr. Lovelace's wife, all such shares of which Mr. Lovelace disclaims beneficial ownership.
(4) Does not include 12,000 shares owned by Elizabeth Cope, Mr. Cope's wife, all such shares of which Mr. Cope disclaims beneficial ownership.
(5) Includes 200 shares directly owned, and 2,000 shares beneficially owned pursuant to stock options immediately exercisable. Does not include 14,345 shares owned by Sasiree Cutter, Mr. Cutter's wife, all such shares of which Mr. Cutter disclaims beneficial ownership.
(6)      Less than 1%
(7) Includes 25,000 shares of Common Stock beneficially owned pursuant to non-qualified stock options currently exercisable.
(8) Includes 5,346,392 shares directly owned; 944,600 shares beneficially owned pursuant to stock options and warrants currently exercisable; and 23,751 shares beneficially owned indirectly through affiliated entities.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

                                    PART IV.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

1.  Consolidated Financial Statements:

         Report of Independent Auditor .........................................................................F-1

         Balance Sheets as of June 30, 1998 ................................................................... F-2

         Income Statements for the years ended
         June 30, 1998 and 1997 ............................................................................... F-3

         Statements of Stockholders' Equity for the
         years ended June 30, 1998 and 1997 ....................................................................F-4

         Statements of Cash Flows for the years
         ended June 30, 1998 and 1997 ......................................................................... F-5

         Notes to Financial Statements .........................................................................F-6

2.  Financial Statement Schedule:

         Schedule II - Valuation and Qualifying Accounts

                    None
3.  Exhibits:

         The following exhibits are filed with this Annual Report or are incorporated herein by reference:

         Exhibit
         Number            Description

         4.01              Certificate  of  Incorporation  of the Company filed  December 30, 1992 is  incorporated
                           herein  by  reference   from  the  Company's  (SEC  File  No.   33-57998-D)   Form  SB-2
                           Registration Statement filed April 29, 1993, Item 27(a), Exhibit 3.1.
         4.02              Bylaws of the Company are  incorporated  herein by  reference  from the  Company's  (SEC
                           File No.  33-57998-D)  Form SB-2  Registration  Statement  filed  April 29,  1993,  Item
                           27(a), Exhibit 3.2.
         4.03              Certificate    of   Amendment   of   Certificate   of
                           Incorporation  of the Company is incorporated  herein
                           by  reference   from  the  Company's  (SEC  File  No.
                           33-57998-D)  Form SB-2  Registration  Statement filed
                           April 29, 1993, Item 27(a), Exhibit 3.5.
         4.04              Amendment  to  Certificate  of  Incorporation  filed  February  2, 1995 is  incorporated herein by reference  from the Company's (SEC File No.  0-21566)  Report on Form 10-Q for
                           the period ended December 31, 1994, Item 6, Exhibit 3.01
         4.05              Certificate  of  Designation,   Preferences,   Rights  and  Limitations  of  12%  Senior
                           Convertible  Preferred  Stock of the Company  filed  January 25, 1993,  is  incorporated
                           herein  by  reference   from  the  Company's  (SEC  File  No.   33-57998-D)   Form  SB-2
                           Registration Statement filed April 29, Item 27(a), Exhibit 4.1.
         4.06              Certificate    of   Amendment   of   Certificate   of
                           Incorporation  of the Company  filed June 26, 1996 is
                           incorporated  herein by reference  from the Company's
                           (SEC File No. 0-21566) Annual Report on Form 10-K for
                           the year ended June 30,  1996,  Part IV,  Item 14(c),
                           Exhibit 4.06.
         10.01             The  Company's  1993 Stock  Option Plan is  incorporated  herein by  reference  from the
                           Company's (SEC File No.  33-57998-D ) Form SB-2  Registration  Statement filed April 29,
                           1993, Item 27(a), Exhibit 10.8.
         10.02             Amendment  to the Company  1993 Stock  Option Plan is  incorporated  herein by reference from the  Company's  (SEC File No.  0-21566)  Report on Form 10-Q for the  period  ended
                           September 30, 1994, Item 6, Exhibit 10.8.
         10.03             Amendment  No. 2 to the  Company  1993  Stock  Option  Plan is  incorporated  herein  by reference from the Company's (SEC File No.  0-21566)  Report on Form 10-Q for the period ended December 31, 1994, Item 6, Exhibit 10.02.
         10.04             Amendment  No. 3 to the  Company  1993  Stock  Option  Plan is  incorporated  herein  by reference from the Company's (SEC File No.  0-21566)  Report on Form 10-Q for the period ended December 31, 1994, Item 6, Exhibit 10.03.
         10.05             The Company,  Papone's Palace Acquisition Corporation
                           and Papone's  Palace Ltd.  Liability  Company Secured
                           Convertible  Senior  Debenture  Due  January  1, 1995
                           Debenture No. 1 dated October 5, 1994 in the original
                           principal amount of $1,000,000 is incorporated herein
                           by  reference   from  the  Company's  (SEC  File  No.
                           0-21566)  Report  on Form 10-Q for the  period  ended
                           December 3, 1994, Item 6, Exhibit 10.05.
         10.06             The Company's  1994 Employee  Stock  Purchase Plan is  incorporated  herein by reference from the  Company's  (SEC File No.  0-21566)  Report on Form 10-Q for the  period  ended
                           December 3, 1994, Item 6, Exhibit 10.06.
         10.07             The Company's  Capital  Accumulation  Plan is incorporated  herein by reference from the
                           Company's (SEC File No.  0-21566)  Report on Form 10-Q for the period ended December 31,
                           1994, Item 6, Exhibit 10.07.
         10.08             The Company's 1994 Stock Option Plan for Non-Employee  Directors is incorporated  herein by  reference  from the  Company's  (SEC File No.  0-21566)  Report on Form 10-Q for the
                           period ended December 31, 1994, Item 6, Exhibit 10.08.
         10.09             Amendment  Number One to the Company  Papone's Palace
                           Acquisition  Corporation  and  Papone's  Palace  Ltd.
                           Liability   Company   Secured    Convertible   Senior
                           Debenture  Due  January  1, 1995  Debenture  No. 1 is
                           incorporated  herein by reference  from the Company's
                           (SEC  File No.  0-21566)  Report on Form 10-Q for the
                           period ended March 31, 1995, Item 6, Exhibit 10.02.
         10.10             Settlement  Agreement  dated  August 5, 1996 by and among the  Company,  Les  Alexander,
                           Papone's  Palace  Acquisition  Corporation  and Papone's  Palace Ltd.,  Liability Co. is
                           incorporated  herein by  reference  from the  Company's  (SEC File No.  0-21566)  Annual
                           Report on Form 10-K for the year ended  June 30,  1996,  Part IV,  Item  14(c),  Exhibit
                           10.31.
         10.11             Absolute  Assignment  of  Membership  Interest  dated
                           August 20,  1996  executed by the Company in favor of
                           Les  Alexander  is  incorporated  herein by reference
                           from the  Company's  (SEC  File No.  0-21566)  Annual
                           Report on Form 10-K for the year ended June 30, 1996,
                           Part IV, Item 14(c), Exhibit 10.32.
         10.12             Agreement   dated  October  30,  1996  among  Zeotech
                           Industries,   Inc.,  Ed  Hemsted,  W.D.  Groves,  KJM
                           Capital Corp.,  Keith J. McKenzie,  Kent E. Lovelace,
                           Jr.,  Griffin  Gold  Group,  Inc.  and the Company is
                           incorporated  herein by reference  from the Company's
                           (SEC File No. 0-21566) Annual Report on Form 10-K for
                           the year ended June 30,  1997,  Part IV,  Item 14(c),
                           Exhibit 10.32.
         10.13             Warrant  Purchase  Agreement  dated June 30,  1997  between  Keith J.  McKenzie  and the
                           Company is  incorporated  herein by reference from the Company's (SEC File No.  0-21566)
                           Annual  Report on Form 10-K for the year  ended  June 30,  1997,  Part IV,  Item  14(c),
                           Exhibit 10.34.
         10.14             Agreement dated February 28, 1997 among Tanye Capital
                           Group,  Shoshone  Mining  Co.,  and  the  Company  is
                           incorporated  herein by reference  from the Company's
                           (SEC File No. 0-21566) Annual Report on Form 10-K for
                           the year ended June 30,  1997,  Part IV,  Item 14(c),
                           Exhibit 10.35.
         10.15             Services  Agreement  dated March 1, 1997  between  Griffin  Gold Group,  Inc. and Desert
                           Minerals,  Inc. is  incorporated  herein by reference  from the Company's  (SEC File No.
                           0-21566)  Annual  Report on Form 10-K for the year ended June 30,  1997,  Part IV,  Item
                           14(c), Exhibit 10.36.
         10.16             Services  Agreement  dated  March  1,  1997  between  Shoshone  Mining  Co.  and  Desert
                           Minerals,  Inc. is  incorporated  herein by reference  from the Company's  (SEC File No.
                           0-21566)  Annual  Report on Form 10-K for the year ended June 30,  1997,  Part IV,  Item
                           14(c), Exhibit 10.37.
         10.17             Release and Partial Termination  Agreement among W.D.
                           Groves,  Zeotech  Industries,  Inc., Ed Hemsted,  KJM
                           Capital Corp.,  Keith J. McKenzie,  Kent E. Lovelace,
                           Jr.,  Griffin  Gold  Group,  Inc.  and the Company is
                           incorporated  herein by reference  from the Company's
                           (SEC File No. 0-21566) Annual Report on Form 10-K for
                           the year ended June 30,  1997,  Part IV,  Item 14(c),
                           Exhibit 10.38.
         10.18             First  Amendment to Agreement  dated October 30, 1996
                           among  Zeotech  Industries,  Inc.,  Ed Hemsted,  W.D.
                           Groves, KJM Capital Corp., Keith J. McKenzie, Kent E.
                           Lovelace,  Jr.,  Griffin  Gold  Group,  Inc.  and the
                           Company is incorporated  herein by reference from the
                           Company's  (SEC File No.  0-21566)  Annual  Report on
                           Form 10-K for the year ended June 30, 1997,  Part IV,
                           Item 14(c), Exhibit 10.39.
         10.19             Second  Amendment to Agreement dated October 30, 1996
                           among  Zeotech  Industries,  Inc.,  Ed Hemsted,  W.D.
                           Groves, KJM Capital Corp., Keith J. McKenzie, Kent E.
                           Lovelace,  Jr.,  Griffin  Gold  Group,  Inc.  and the
                           Company is incorporated  herein by reference from the
                           Company's  (SEC File No.  0-21566)  Annual  Report on
                           Form 10-K for the year ended June 30, 1997,  Part IV,
                           Item 14(c), Exhibit 10.40.
         10.20             Letter  Agreement  dated March 27, 1997 among the  Company,  Griffin  Gold Group,  Inc.,
                           Desert Minerals,  Inc.,  Douglas  Schmitt,  Zeotech  Industries,  Inc. and Ed Hemsted is
                           incorporated  herein by  reference  from the  Company's  (SEC File No.  0-21566)  Annual
                           Report on Form 10-K for the year ended  June 30,  1997,  Part IV,  Item  14(c),  Exhibit
                           10.42.
         10.21             Stipulation  filed in the Supreme  Court of the State
                           of New York, County of New York (Index No. 127087-94,
                           by Glenville  Properties  Incorporated,  RMS Titanic,
                           Inc.,  Arnie  Geller,  Allan H.  Carlin,  William  S.
                           Gasparrini,  the  Company,  Paul J.  Montle,  Paul V.
                           Culotta,  and Roger W. Cope is incorporated herein by
                           reference from the Company's  (SEC File No.  0-21566)
                           Annual  Report on Form 10-K for the year  ended  June
                           30, 1997, Part IV, Item 14(c), Exhibit 10.44.
         10.22             Amendment to  Stipulation  filed in the Supreme Court
                           of the State of New York,  County of New York  (Index
                           No. 127087-94, by Glenville Properties  Incorporated,
                           RMS Titanic,  Inc.,  Arnie  Geller,  Allan H. Carlin,
                           William S. Gasparrini,  the Company,  Paul J. Montle,
                           Paul V.  Culotta,  and Roger W. Cope is  incorporated
                           herein by reference  from the Company's (SEC File No.
                           0-21566)  Annual  Report  on Form  10-K  for the year
                           ended June 30,  1997,  Part IV, Item  14(c),  Exhibit
                           10.45.
         10.23             Settlement  Agreement  dated June 30, 1997 between GFL Ultra Fund,  Ltd. and the Company is  incorporated  herein by reference from the Company's (SEC File No.  0-21566)  Annual
                           Report on Form 10-K for the year ended  June 30,  1997,  Part IV,  Item  14(c),  Exhibit
                           10.46.
         10.24             Exploration  Agreement and Option to Lease dated June
                           5, 1997 among  Charles  Jackson,  Marie Unruh,  James
                           Hopkins,  Sr.,  Tracy  Hopkins,  Rick  Jackson,  Mara
                           Jackson,  Paul Jackson,  Jared  Jackson,  and Griffin
                           Gold Group, Inc. is incorporated  herein by reference
                           from the  Company's  (SEC  File No.  0-21566)  Annual
                           Report on Form 10-K for the year ended June 30, 1997,
                           Part IV, Item 14(c), Exhibit 10.47.
         10.25             Exploration  Agreement and Option to Lease dated June
                           13, 1997 among Charles  Jackson,  Marie Unruh,  James
                           Hopkins,  Sr.,  Tracy  Hopkins,  Rick  Jackson,  Mara
                           Jackson,  Paul  Jackson,  Jared  Jackson,  and Desert
                           Minerals,  Inc. is  incorporated  herein by reference
                           from the  Company's  (SEC  File No.  0-21566)  Annual
                           Report on Form 10-K for the year ended June 30, 1997,
                           Part IV, Item 14(c), Exhibit 10.48.
         10.26             Exploration  Agreement and Option to Lease dated June
                           10, 1997 among Charles  Jackson,  Marie Unruh,  James
                           Hopkins,  Sr.,  Tracy  Hopkins,  Rick  Jackson,  Mara
                           Jackson,  Paul Jackson,  Jared Jackson,  and Shoshone
                           Mining Co. is  incorporated  herein by reference from
                           the Company's (SEC File No. 0-21566) Annual Report on
                           Form 10-K for the year ended June 30, 1997,  Part IV,
                           Item 14(c), Exhibit 10.49.
         10.27             The Company's 1998  Consultant  Compensation  Plan is  incorporated  herein by reference from the Company's  (SEC File No.  333-31963)  Registration  Statement on Form S-8 filed
                           July 24, 1997, Exhibit 4.2.
         10.28             Letter  Employment  Agreement  dated  March  13,  1998  between  the  Company  and Terry
                           Christopher.
         10.29             Letter  Employment  Agreement dated June 11, 1998 between the Company,  Desert Minerals,
                           Inc., SWM Ventures, Inc. and Martin Blake.
         21.01             Subsidiaries of Registrant.
         27                Financial Data Schedule
         99.1              Bankruptcy  petition  filed by  Papone's  Palace  Ltd.  Liability  Company in the United
                           States   Bankruptcy  Court  for  the  District  of  Colorado,   No.  97-15695-  SBB.  is
                           incorporated  herein by  reference  from the  Company's  (SEC File No.  0-21566)  Annual
                           Report on Form 10-K for the year ended  June 30,  1997,  Part IV,  Item  14(c),  Exhibit
                           10.43.
         99.2              Plan of  Reorganization  filed by Papone's Palace Ltd.  Liability  Company in the in the
                           United  States  Bankruptcy  Court for the  District of  Colorado,  No.  97-15695-SBB  is
                           incorporated  herein by  reference  from the  Company's  (SEC File No.  0-21566)  Annual
                           Report on Form 10-K for the year ended  June 30,  1997,  Part IV,  Item  14(c),  Exhibit
                           99.1.
         99.3              Disclosure  Statement  filed by  Papone's  Palace Ltd.  Liability  Company in the in the
                           United  States  Bankruptcy  Court for the  District of  Colorado,  No.  97-15695-SBB  is
                           incorporated  herein by  reference  from the  Company's  (SEC File No.  0-21566)  Annual
                           Report on Form 10-K for the year ended  June 30,  1997,  Part IV,  Item  14(c),  Exhibit
                           99.2.

          (b)     Reports on Form 8-K

                  The Registrant filed a report on Form 8-K dated July 10, 1997, reporting on the issuances and sales of 150,000 shares of the Registrant's common stock sold outright, a $250,000 convertible debenture, and 545,299 shares of the Registrant's common stock acquired pursuant to exercises of outstanding warrants, all pursuant to the exemption provided for by Regulation S under the Securities Act of 1933, as amended.

                  The Registrant filed a report on Form 8-K dated December 31, 1997, reporting on the issuances and sales of a $100,000 convertible debenture, the 639,887 shares of the Registrant's common stock into which such debenture was converted, and 771,429 shares of the Registrant's common stock sold outright, all pursuant to the exemption provided for by Regulation S under the Securities Act of 1933, as amended.

                          Independent Auditors' Report

To the Board of Directors and Stockholders
     LS Capital Corporation
     Houston, Texas

We have audited the accompanying consolidated balance sheets of LS Capital Corporation as of June 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LS Capital Corporation as of June 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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


August 26, 1998
MALONE & BAILEY, PLLC
Houston, Texas

                                              LS CAPITAL CORPORATION
                                                  Balance Sheets


                                                                           - As of June 30, -
     (in thousands)                                                         1998        1997
- -------------------------------------------------------------------------------------------------------------------
                               ASSETS
Current Assets
   Cash                                                                                 $      5
   Funds held in law firm trust accounts                                                      73
      Marketable securities                                                   8               15
   Receivable from affiliated parties                                        81              561
   Receivables from unaffiliated parties                                                     181
   Other                                                                                       8
                                                                       --------         --------

                  Total Current Assets                                       89              843
                                                                       --------         --------

Property and equipment, net of depreciation                                   2            1,877
Equity investment in gold mining ventures                                   203              371
Other assets                                                                  7               14
                                                                        ---------        --------

                                            TOTAL ASSETS               $    301         $  3,105
                                                                       ========         ========


                           LIABILITIES
Current Liabilities
   Claims subject to compromise                                                         $  2,313
   Notes and advances payable to related parties                       $     10               36
     Accounts payable                                                     1,136              697
   Accrued payroll taxes and other                                          196               57
   Redemption payable - redeemable preferred stock                           75              100
                                                                       --------         --------
                  Total Current Liabilities                               1,417            3,203
                                                                       --------         --------

Minority interest in subsidiary

Contingent liabilities

Stockholders' Equity
   Preferred stock, par value $.01 per share, authorized
      10,000,000 shares, no shares issued and outstanding
   Common stock, par value $.01 per share, authorized
      50,000,000 shares, issued and outstanding 17,598,000
      shares (1998) and 12,150,000 shares (1997)                                             176               121
   Additional paid-in capital                                            26,906           25,374
   Accumulated deficit                                                                   (28,198)              (25,593)
                                                                       ----------       --------
                  Total Stockholders' Equity Deficit                    ( 1,116)         (    98)
                                                                        --------         --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $    301         $  3,105
                                                                       ========         ========


                                              See accompanying notes.
                                                        F-2

                                              LS CAPITAL CORPORATION
                                                 Income Statements

                                                                          - - Year Ended - -
     (in thousands)                                                         1998        1997
- -----------------------------------------------------------------------------------------------------------

REVENUES                                                                    -                 -

OPERATING EXPENSES
     Mining exploration costs                                          $    935         $     20
     General and administrative                                           1,652            1,129
       Depreciation and amortization                                          5                7
                                                                        --------          --------

                                            OPERATING LOSS              ( 2,592)         ( 1,155)
                                                                       --------      -----------

OTHER INCOME (EXPENSE)
     Gain on sale of marketable equity securities                            64
     Gain on sale of two inactive subsidiaries                                             1,013
     Gain on sale of card club interest                                                      590
     Other, net                                                                               20
     Interest expense                                                   (    25)         (   489)
                                                                    -----------          -------

         LOSS FROM CONTINUING OPERATIONS                                ( 2,553)         (    21)
                                                                    ------------        -----------

DISCONTINUED BUSINESS - Papone's Casino, LLC
     Loss from operations                                                                   (186)
     Loss on foreclosure                                                (    52)
DISCONTINUED BUSINESS - Clutch Games, Inc.
     Loss from operations                                                                 (   68)
     Gain on sale                                                                            203
                                                                       --------         --------

                                            NET LOSS                   $( 2,605)        $(    72)
                                                                       ========         ========


NET INCOME (LOSS) PER COMMON SHARE
         Continuing operations                                         $(  0.19)         $ (0.00)
         Discontinued operations                                           0.00             0.00
Weighted average common shares outstanding                           13,481,000        7,177,000











                                              See accompanying notes.

                                              LS CAPITAL CORPORATION
                                        Statements of Stockholders' Equity


                                                             Common Stock      Paid in          Accum.
     (in thousands)                                       Shares     Amount   Capital         Deficit     Totals

Balances, June 30, 1996                                   1,721      $  17      $23,141       $(25,521)    $(2,363)

Shares issued for cash                                      543          5          122                        127
Shares issued for services                                  735          7          571                        578
Shares issued in connection with
   - debt forgiveness by related parties                  6,069         61          224                        285
   - acquisition of gold
          mining ventures                                 1,578         15          436                        451
   - purchase of investment in gold
       mining company securities                             50          1           49                         50
   - share subscriptions                                    800          8          300                        308
   - redeemable preferred
          stock payable                                     600          6          499                         505
   - lawsuit settlement                                      54          1           32                         33
Net loss
                                                                                           (    72)       (     72)
                                                       --------      -------     -------   ---------      --------

         Balances, June 30, 1997                         12,150        121       25,374     (25,593)        (   98)

Shares issued for cash                                    3,111         31          586                        617
  Less:  commission paid                                            (   10)                                 (   10)
Shares issued for services                                2,413         24          882                        906
Shares issued in connection with
   - acquisition of gold
          mining ventures                                   150          2          110                        112
   - accrued interest on
          convertible debentures                             28                       6                          6
Stock dividend - JVWeb spinoff                                                   (    3)                      (  3)
Cancellation of share
   subscriptions                                        (   254)      (  2)      (   39)                    (   41)
Net loss                                                                                     ( 2,605)       (2,605)
                                                       ---------       -----     -------    -------          ------

         Balances, June 30, 1998                         17,598      $ 176      $26,906     $(28,198)      $(1,116)
                                                        =======      =====      =======     ========       =======









                                              See accompanying notes.

                                              LS CAPITAL CORPORATION
                                             Statements of Cash Flows

                                                                                            - - Year Ended - -
     (in thousands)                                                                       1998                1997
Cash Flows from Operating Activities
   Net loss                                                                             $( 2,605)         $(    72)
   Adjustments to reconcile net income (loss)
      to net cash used in operating activities
         Depreciation and amortization                                                         5                71
         Stock issued for services                                                           906               479
         Stock issued for mining claims                                                      113
         Writedown of mining venture investments                                             179                21
         Writeoff of stock subscriptions receivable                                           41
         Loss on foreclosure of Papone's Casino, LLC                                     (    52)
         Stock issued to pay interest expense                                                  6
         (Gain) loss on sale of Tinian                                                                     (   732)
         (Gain) on sale of Chaparral                                                                       (   282)
         (Gain) on sale of card club interest                                                              (   590)
         (Gain) on sale of Clutch Games                                                                    (   203)
         Stock issued in settlement of litigation                                                               33
         Changes in
            Funds held in law firm trust accounts                                             73                29
            Marketable securities                                                              7
            Receivable from affiliated parties                                               365
            Accounts receivable                                                                                180
            Other current assets                                                               8                16
            Claims subject to compromise                                                                       234
            Payables to related parties                                                  (    26)          (    76)
            Accounts payable                                                                 289               233
            Accrued payroll taxes and other
     161                        34
     ---                 ---------
                                                                                         (   530)       (      625)
                                                                                        --------       -----------
Cash Flows from Investing Activities
   Purchase of mining claims                                                             (    10)
   Purchase of JVWeb common stock                                                        (     5)
   Proceeds from sale of Clutch Games                                                                          138
   Sale of property and equipment
      15
                                                                                         (    15)              153
                                                                                        --------          --------
Cash Flows from Financing Activities
   Sales of stock                                                                            516               128
   Reimbursements by attorneys of excess fees
      paid in S-8 stock                                                                        49              102
   Payments on redemption payable                                                        (    25)
   Reimbursements by affiliates of their
      expenses paid in parent S-8 stock                                                                        108
                                                                                        --------          --------
                                                                                             540               338
                                                                                        --------          --------
Net increase (decrease) in cash                                                          (     5)      (       134)
         Cash at beginning of year                                                             5               139
                                                                                        --------          --------
         Cash at end of year                                                            $      0          $      5
                                                                                        ========          ========

                             See accompanying notes.

                             LS CAPITAL CORPORATION
                          Notes to Financial Statements


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Business. LS Capital Corporation (the "Company"), is a Delaware corporation formed December 30, 1992 to develop and operate casinos and related resort facilities. During the past two years, the Company began acquiring interests in gold mining claims and exploration and development of those claims. The fiscal year-end is June 30.

Basis of Presentation. The consolidated financial statements include (1 unconsolidated 45 - 50% ownership interests in three gold mining Nevada corporations, accounted for using the equity method, (2) from 55% - 100% ownership of three new mining ventures, and (3) 100% ownership in three other inactive subsidiaries as of June 30, 1998. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

Cash includes demand deposit bank accounts. Company policy includes any highly liquid investments with original maturities of three months or less.

Funds held in law firm trust accounts represents cash held by law firms from receivables collections and from excess advance payments for legal fees, all of which was returned to the Company subsequent to year end.

Marketable Securities are shown at market value.

Receivables are written down, where appropriate, to the estimated collectible amount in the opinion of management.

Depreciation is calculated using the straight-line method over the useful lives of property and equipment.

Equity Investment in Gold Mining Ventures includes the Company's approximate 50% ownership share of the net book value of each of three different corporations formed to exploit certain adjacent mining claims in eastern California. Costs incurred procuring mining claims are considered exploration and development costs and are capitalized until the claims are producing or are written off as unproductive. Costs incurred in extraction process methods testing are written off as incurred.

Earnings (Loss) Per Share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents, principally stock options, in years with net income.

Claims  subject  to  compromise   represent  the  net  liabilities   subject  to
jurisdiction of the federal bankruptcy court in Colorado supervising the restructuring of Papone's Casino in Central City, Colorado. See Note 7.

                                                                                          - Year Ended - -
                                                                                          1998             1997
                                                                                       ----------       -------
Supplemental Cash Flow Information is as follows:
   No cash was paid for interest or income taxes during either year.
   Papone's Palace asset foreclosure
         Carrying value of assets taken                                                 $  2,133
         Net liabilities offset against assets taken                                      (2,185)
   Redeemable preferred stock
      Conversion into common stock                                                                        $    440
      Reclassified into current liabilities                                                                (   440)
   Accrued dividends on former preferred stock                                                                  65
   Gain on transfer of investment securities in
      exchange for debt reduction                                                                              590

Income taxes are not due since the Company has had substantial losses since inception.

Reclassifications of certain prior year amounts were made to conform with the current year presentation.


NOTE 2 - GOING CONCERN

Since inception, the Company has incurred substantial recurring operating losses resulting in cash flow problems. The Company's principal operating subsidiary and sole casino operation, Papone's Casino, was dismissed from federal Chapter 11 bankruptcy proceedings in February 1998. See Note 7.

Because the ultimate success of the gold mining ventures is still unknown at this time, the Company's ability to continue as a going concern is still in doubt.

The Company has in the past relied to a large extent upon cash proceeds from stock sales for working capital requirements. There can be no assurance that present or future conditions will be conducive to funding current working capital needs from proceeds from stock sales. Absent stock sales, the Company is uncertain how it is going to fund working capital requirements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - RECEIVABLES FROM AFFILIATED PARTIES

                                                                                          1998             1997
                                                                                       ----------       -------
These consist of the following:
         Receivable from officer                                                        $     81
         Stock sale subscription receivable from
                  mining companies stockholder                                                            $    308
         Note receivable from 24.5% partner of Papone's
                  Casino                                                                                       253
                                                                                        --------          --------
                                                                           Total        $     81          $    561
                                                                                        ========          ========

The amount receivable from officer was collected in July and August 1998. $266,550 of the stock sale subscription receivable was collected and the balance written off by agreement. See Note 7 for discussion of the note receivable from Papone's 24.5% partner.


NOTE 4 - RECEIVABLES FROM UNAFFILIATED PARTIES

                                                                                          1998             1997
                                                                                       ----------       -------
These consist of the following:
         Note receivable - RMS Titanic, Inc.                                                              $     90
         Amount due from sale of sports game                                                                    65
         Other                                                                                                  26
                                                                                                          --------
                                                                                                          $    181

Legal disputes concerning the RMS Titanic, Inc. receivable were resolved in January, 1997. Collections on the RMS Titanic, Inc. note receivable totaled $90,000 and $95,000 in 1998 and 1997. All amounts due from the sale of the sports game were collected in 1998.

NOTE 5 - PROPERTY AND EQUIPMENT

Substantially all property and equipment pertained to Papone's Palace Casino, and was foreclosed in 1998. See note 7.


NOTE 6 - GOLD MINING VENTURES

In 1997 and 1998, the Company made substantial investments in several related corporations formed to pursue the extraction of gold and other precious metals from ore mined in the desert in southeastern California. Two of these corporations are wholly owned and the other four corporations have substantially the same stockholders, including one director of the Company.

In 1997, funds invested in one of the companies by other stockholders were used to purchase land and equipment at a cost of $321,000. The Company used its common stock to pay for services performed for these ventures of $451,000 during fiscal 1997. The Company received net cash reimbursements of $109,000, leaving a net investment from these ventures of $342,000, which has been written down by $21,000 to the net book value of the ventures of $321,000, which equals the gross asset value.

In 1998, an additional $484,000 in cash and $280,000 in stock issued for services and mining claims was invested in these several companies. The equipment and mining claims carrying value was written down from $321,000 at June 30, 1997 to $203,000 at June 30, 1998 to reflect the net assets of these companies, less secured debt to third parties.

                                                                                          1998              1997
                                                                                       ----------        -------
Components of the asset carrying value are as follows:
   Intangible mining claims                                                             $     34          $     59
   Land and buildings held for resale                                                         21                21
   Land, buildings and equipment, net of secured debt                                        148               241
                                                                                        --------          --------
                                                                                        $    203          $    321
                                                                                        ========          ========


NOTE 7 - SUBSIDIARY BANKRUPTCY

Papone's Palace Casino was closed on September 30, 1996 due to substantial recurring losses. In August 1997, Papone's filed a Plan of Reorganization and in October 1998 the court granted the motion of the principal creditor to allow foreclosure of all assets and dismissal of the bankruptcy proceeding.

This bankruptcy followed the failed restructuring of the repayment terms of the principal secured creditor of Papone's, who is currently owed $1,196,000 plus substantial accrued interest. The Company netted liabilities of $2,185,000 against the carrying value of assets of $2,133,000 to record a $52,000 loss in fiscal 1998. The Company is contingently liable on this debt to the secured creditor. However, management believes the assets are worth more that total debt owed to the secured creditor, but there is substantial uncertainty surround the ultimate realization value of these assets and Company liability, if any.

In fiscal 1997, the Company recognized a $590,000 gain on the transfer of a 7% ownership interest in the Fowler California card club to the secured creditor as a partial payment on the debt.


NOTE 8 - NOTES AND ADVANCES PAYABLE TO RELATED PARTIES

                                                                                          1998              1997
                                                                                       ----------        -------
These consist of the following:
         Notes payable to officers and directors                                        $     10
         Accrued officer salaries                                                                         $     36


NOTE 9 - INCOME TAXES

Net operating losses of $2,800,000 are available as of June 30, 1998 to offset future taxable income. Of this amount, about $260,000 is restricted to about $15,000 per year, due to the Internal Revenue Code Section 382 limitation, which occurred in October, 1996. These net operating losses expire mostly in the years 2012 and 2013.


NOTE 10  - REDEEMABLE PREFERRED STOCK

On June 30, 1997, 54 remaining shares of convertible preferred stock were converted into 600,000 common shares valued at $504,800, plus $100,000 payable in 3 installments due on or before December 31, 1997. $25,000 of this obligation was paid in 1998. No renegotiation of remaining payment terms has been made.


NOTE 11 - SALE OF TWO INACTIVE SUBSIDIARIES

In June, 1997, the Company transferred ownership of Lone Star Casino Corporation of Nevada and Pacific American Casinos, Inc. (the Tinian casino) to two individuals for nominal consideration. There has been no operating activity in either entity since 1995. Lone Star Casino Corporation of Nevada had previously filed a federal bankruptcy Chapter 7 liquidation petition in August, 1996. Related continuing legal costs are considered insignificant. Related debts of $1,013,000 are shown as a gain on the sale. Two lawsuits on Tinian totaling $25,000 were converted to judgment liens in 1998 and are included in accounts payable, pending settlement negotiations. Management is not aware of any other pending litigation here.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

As a result of casino development efforts in the years 1993 - 1995 and other business investment transactions, the Company and its subsidiaries have been sued by a number of entities during the past few years. Several of the lawsuits were settled without significant cost to the Company in fiscal 1997 and 1998. One lawsuit filed by Mississippi Ventures II pertaining to a Mississippi casino site sought the return of a $100,000 deposit. This lawsuit was reduced to a judgment lien in 1998 and is included in accounts payable. Management believes the likelihood of significant losses on any other lawsuits is remote, and that any possible future losses in aggregate are not significant.

NOTE 13 - STOCK OPTIONS AND WARRANTS

Beginning in 1997, the Company adopted the disclosure requirements of FASB Statement 123, Accounting for Stock Based Compensation Plans. The Company's 1993 and 1995 Stock Option Plans provide for the grant of incentive stock options qualifying under the Internal Revenue Code to officers and other employees of the Company, the grant of non-qualified options to directors, employees and consultants of the Company, and opportunities for directors, officers, employees and consultants of the Company to make purchases of stock in the Company. In addition, the Company issues stock warrants from time to time to employees, consultants, stockholders and creditors as additional financial incentives. The plans and warrants issuances are administered by a committee of the Board of Directors of the Company, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any. Both options and warrants carry certain anti-dilution provisions concerning stock dividends or splits, mergers and reorganizations. Options differ from warrants in that most of the options awards have employment termination restrictions, vesting periods and are non-transferable. In contrast, all warrants issued are immediately exercisable and are assignable.

The Company uses the intrinsic value method of calculating compensation expense, as described and recommended by APB Opinion 25, and allowed by FASB Statement
123. During the years ended June 30, 1998 and 1997, no compensation expense was recognized for the issuance of these options and warrants, because no option prices were below market prices at the date of grant. In addition, no options or warrants have been exercised during these periods. As of June 30, 1998, almost all outstanding warrants are payments for consulting and professional services. Summary information on each are as follows:

                                                                  Weighted                                Weighted
                                                                  average                                 average
                                              Options           Share Price            Warrants         Share Price

Year ended June 30, 1997:
     Outstanding at
       June 30, 1996                            34,400             $ 75.06             106,000             $ 83.25
     Granted                                   800,000                 .63             376,000                1.73
     Expired                                                                          (  9,200)             135.87
     Forfeited                                ( 16,200)              25.00
                                              --------             -------            ---------
     Outstanding at
       June 30, 1997                           818,200                1.63             472,800               16.15

Year ended June 30, 1998:
     Granted                                 1,260,000                 .44
     Expired                                                                          ( 38,000)              71.63
                                             ---------             -------            --------             -------
Outstanding at
   June 30, 1998                             2,078,200             $   .98             434,800             $ 12.65
                                             =========             =======            ========             =======




Additional disclosures as of June 30, 1998 are:

                                                                  Options             Options             Options
                                                                $0.26-$0.75         $1.00-$2.03           $15-$122
     Total options
         Number of shares                                        1,900,000             161,000              17,200
         Weighted average exercise price                            $ 0.47              $ 1.01              $56.69
         Remaining life                                            7 years             9 years             6 years
     Currently exercisable options
         Number of shares                                          814,500              40,800              13,600
         Weighted average exercise price                            $ 0.41              $ 1.02              $71.69


                                                                 Warrants            Warrants            Warrants
                                                               $.40 - $.95            $2 - $5           $28 - $150
     Total warrants
         Number of shares                                          146,200             230,000              58,800
         Weighted average exercise price                            $ 0.68              $ 2.39              $82.54
         Remaining life                                            2 years             2 years              1 year
     Currently exercisable warrants
         Number of shares                                          146,000             230,000              58,800
         Weighted average exercise price                            $ 0.68              $ 2.39              $82.54

Had compensation cost for the Company's two stock-based compensations plans been determined based on the fair value at the grant dates for awards under those plans consistent with the Black-Scholes option-pricing model suggested by FASB Statement 123, the Company's net losses and loss per share would have been increased to the pro forma amount indicated below:

                                                                                       1998                1997
                                                                                    ----------          -------

     Net loss                              -As reported                              $(  2,605)           $(    72)
                                             -Pro forma                               (  3,069)            (   343)
     Net loss per share                    -As reported                              $(   0.19)           $(  0.01)
                                             -Pro forma                               (   0.22)            (  0.05)

Variables used in the Black-Scholes option-pricing model include (1) 5.5% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is the actual historical stock price fluctuation volatility and (4) zero expected dividends.

                                                     SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LS Capital Corporation has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   September 30, 1998                    LS Capital Corporation
                                               (Registrant)

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

Name                                Title                              Date

/s/ Paul J. Montle                  Chairman of                        September 30, 1998
Paul J. Montle                      the Board



/s/ Roger W. Cope                   Director                           September 30, 1998
- ---------------------
Roger W. Cope



/s/ C. Thomas Cutter                Director                           September 30, 1998
- --------------------------
C. Thomas Cutter



/s/ Kent E. Lovelace, Jr.           Director                           September 30, 1998
- --------------------------
Kent E. Lovelace, Jr.


                                                   EXHIBITS INDEX

         Exhibit
         Number   Description

         4.01              Certificate  of  Incorporation  of the Company filed  December 30, 1992 is  incorporated
                           herein  by  reference   from  the  Company's  (SEC  File  No.   33-57998-D)   Form  SB-2
                           Registration Statement filed April 29, 1993, Item 27(a), Exhibit 3.1.
         4.02              Bylaws of the Company are  incorporated  herein by  reference  from the  Company's  (SEC
                           File No.  33-57998-D)  Form SB-2  Registration  Statement  filed  April 29,  1993,  Item
                           27(a), Exhibit 3.2.
         4.03              Certificate    of   Amendment   of   Certificate   of
                           Incorporation  of the Company is incorporated  herein
                           by  reference   from  the  Company's  (SEC  File  No.
                           33-57998-D)  Form SB-2  Registration  Statement filed
                           April 29, 1993, Item 27(a), Exhibit 3.5.
         4.04              Amendment  to  Certificate  of  Incorporation  filed  February  2, 1995 is  incorporated herein by reference  from the Company's (SEC File No.  0-21566)  Report on Form 10-Q for
                           the period ended December 31, 1994, Item 6, Exhibit 3.01
         4.05              Certificate  of  Designation,   Preferences,   Rights  and  Limitations  of  12%  Senior
                           Convertible  Preferred  Stock of the Company  filed  January 25, 1993,  is  incorporated
                           herein  by  reference   from  the  Company's  (SEC  File  No.   33-57998-D)   Form  SB-2
                           Registration Statement filed April 29, Item 27(a), Exhibit 4.1.
         4.06              Certificate    of   Amendment   of   Certificate   of
                           Incorporation  of the Company  filed June 26, 1996 is
                           incorporated  herein by reference  from the Company's
                           (SEC File No. 0-21566) Annual Report on Form 10-K for
                           the year ended June 30,  1996,  Part IV,  Item 14(c),
                           Exhibit 4.06.
         10.01             The  Company's  1993 Stock  Option Plan is  incorporated  herein by  reference  from the
                           Company's (SEC File No.  33-57998-D ) Form SB-2  Registration  Statement filed April 29,
                           1993, Item 27(a), Exhibit 10.8.
         10.02             Amendment  to the Company  1993 Stock  Option Plan is  incorporated  herein by reference from the  Company's  (SEC File No.  0-21566)  Report on Form 10-Q for the  period  ended
                           September 30, 1994, Item 6, Exhibit 10.8.
         10.03             Amendment  No. 2 to the  Company  1993  Stock  Option  Plan is  incorporated  herein  by reference from the Company's (SEC File No.  0-21566)  Report on Form 10-Q for the period ended December 31, 1994, Item 6, Exhibit 10.02.
         10.04             Amendment  No. 3 to the  Company  1993  Stock  Option  Plan is  incorporated  herein  by reference from the Company's (SEC File No.  0-21566)  Report on Form 10-Q for the period ended December 31, 1994, Item 6, Exhibit 10.03.
         10.05             The Company,  Papone's Palace Acquisition Corporation
                           and Papone's  Palace Ltd.  Liability  Company Secured
                           Convertible  Senior  Debenture  Due  January  1, 1995
                           Debenture No. 1 dated October 5, 1994 in the original
                           principal amount of $1,000,000 is incorporated herein
                           by  reference   from  the  Company's  (SEC  File  No.
                           0-21566)  Report  on Form 10-Q for the  period  ended
                           December 3, 1994, Item 6, Exhibit 10.05.
         10.06             The Company's  1994 Employee  Stock  Purchase Plan is  incorporated  herein by reference from the  Company's  (SEC File No.  0-21566)  Report on Form 10-Q for the  period  ended
                           December 3, 1994, Item 6, Exhibit 10.06.
         10.07             The Company's  Capital  Accumulation  Plan is incorporated  herein by reference from the
                           Company's (SEC File No.  0-21566)  Report on Form 10-Q for the period ended December 31,
                           1994, Item 6, Exhibit 10.07.
         10.08             The Company's 1994 Stock Option Plan for Non-Employee  Directors is incorporated  herein by  reference  from the  Company's  (SEC File No.  0-21566)  Report on Form 10-Q for the
                           period ended December 31, 1994, Item 6, Exhibit 10.08.
         10.09             Amendment  Number One to the Company  Papone's Palace
                           Acquisition  Corporation  and  Papone's  Palace  Ltd.
                           Liability   Company   Secured    Convertible   Senior
                           Debenture  Due  January  1, 1995  Debenture  No. 1 is
                           incorporated  herein by reference  from the Company's
                           (SEC  File No.  0-21566)  Report on Form 10-Q for the
                           period ended March 31, 1995, Item 6, Exhibit 10.02.
         10.10             Settlement  Agreement  dated  August 5, 1996 by and among the  Company,  Les  Alexander,
                           Papone's  Palace  Acquisition  Corporation  and Papone's  Palace Ltd.,  Liability Co. is
                           incorporated  herein by  reference  from the  Company's  (SEC File No.  0-21566)  Annual
                           Report on Form 10-K for the year ended  June 30,  1996,  Part IV,  Item  14(c),  Exhibit
                           10.31.
         10.11             Absolute  Assignment  of  Membership  Interest  dated
                           August 20,  1996  executed by the Company in favor of
                           Les  Alexander  is  incorporated  herein by reference
                           from the  Company's  (SEC  File No.  0-21566)  Annual
                           Report on Form 10-K for the year ended June 30, 1996,
                           Part IV, Item 14(c), Exhibit 10.32.
         10.12             Agreement   dated  October  30,  1996  among  Zeotech
                           Industries,   Inc.,  Ed  Hemsted,  W.D.  Groves,  KJM
                           Capital Corp.,  Keith J. McKenzie,  Kent E. Lovelace,
                           Jr.,  Griffin  Gold  Group,  Inc.  and the Company is
                           incorporated  herein by reference  from the Company's
                           (SEC File No. 0-21566) Annual Report on Form 10-K for
                           the year ended June 30,  1997,  Part IV,  Item 14(c),
                           Exhibit 10.32.
         10.13             Warrant  Purchase  Agreement  dated June 30,  1997  between  Keith J.  McKenzie  and the
                           Company is  incorporated  herein by reference from the Company's (SEC File No.  0-21566)
                           Annual  Report on Form 10-K for the year  ended  June 30,  1997,  Part IV,  Item  14(c),
                           Exhibit 10.34.
         10.14             Agreement dated February 28, 1997 among Tanye Capital
                           Group,  Shoshone  Mining  Co.,  and  the  Company  is
                           incorporated  herein by reference  from the Company's
                           (SEC File No. 0-21566) Annual Report on Form 10-K for
                           the year ended June 30,  1997,  Part IV,  Item 14(c),
                           Exhibit 10.35.
         10.15             Services  Agreement  dated March 1, 1997  between  Griffin  Gold Group,  Inc. and Desert
                           Minerals,  Inc. is  incorporated  herein by reference  from the Company's  (SEC File No.
                           0-21566)  Annual  Report on Form 10-K for the year ended June 30,  1997,  Part IV,  Item
                           14(c), Exhibit 10.36.
         10.16             Services  Agreement  dated  March  1,  1997  between  Shoshone  Mining  Co.  and  Desert
                           Minerals,  Inc. is  incorporated  herein by reference  from the Company's  (SEC File No.
                           0-21566)  Annual  Report on Form 10-K for the year ended June 30,  1997,  Part IV,  Item
                           14(c), Exhibit 10.37.
         10.17             Release and Partial Termination  Agreement among W.D.
                           Groves,  Zeotech  Industries,  Inc., Ed Hemsted,  KJM
                           Capital Corp.,  Keith J. McKenzie,  Kent E. Lovelace,
                           Jr.,  Griffin  Gold  Group,  Inc.  and the Company is
                           incorporated  herein by reference  from the Company's
                           (SEC File No. 0-21566) Annual Report on Form 10-K for
                           the year ended June 30,  1997,  Part IV,  Item 14(c),
                           Exhibit 10.38.
         10.18             First  Amendment to Agreement  dated October 30, 1996
                           among  Zeotech  Industries,  Inc.,  Ed Hemsted,  W.D.
                           Groves, KJM Capital Corp., Keith J. McKenzie, Kent E.
                           Lovelace,  Jr.,  Griffin  Gold  Group,  Inc.  and the
                           Company is incorporated  herein by reference from the
                           Company's  (SEC File No.  0-21566)  Annual  Report on
                           Form 10-K for the year ended June 30, 1997,  Part IV,
                           Item 14(c), Exhibit 10.39.
         10.19             Second  Amendment to Agreement dated October 30, 1996
                           among  Zeotech  Industries,  Inc.,  Ed Hemsted,  W.D.
                           Groves, KJM Capital Corp., Keith J. McKenzie, Kent E.
                           Lovelace,  Jr.,  Griffin  Gold  Group,  Inc.  and the
                           Company is incorporated  herein by reference from the
                           Company's  (SEC File No.  0-21566)  Annual  Report on
                           Form 10-K for the year ended June 30, 1997,  Part IV,
                           Item 14(c), Exhibit 10.40.
         10.20             Letter  Agreement  dated March 27, 1997 among the  Company,  Griffin  Gold Group,  Inc.,
                           Desert Minerals,  Inc.,  Douglas  Schmitt,  Zeotech  Industries,  Inc. and Ed Hemsted is
                           incorporated  herein by  reference  from the  Company's  (SEC File No.  0-21566)  Annual
                           Report on Form 10-K for the year ended  June 30,  1997,  Part IV,  Item  14(c),  Exhibit
                           10.42.
         10.21             Stipulation  filed in the Supreme  Court of the State
                           of New York, County of New York (Index No. 127087-94,
                           by Glenville  Properties  Incorporated,  RMS Titanic,
                           Inc.,  Arnie  Geller,  Allan H.  Carlin,  William  S.
                           Gasparrini,  the  Company,  Paul J.  Montle,  Paul V.
                           Culotta,  and Roger W. Cope is incorporated herein by
                           reference from the Company's  (SEC File No.  0-21566)
                           Annual  Report on Form 10-K for the year  ended  June
                           30, 1997, Part IV, Item 14(c), Exhibit 10.44.
         10.22             Amendment to  Stipulation  filed in the Supreme Court
                           of the State of New York,  County of New York  (Index
                           No. 127087-94, by Glenville Properties  Incorporated,
                           RMS Titanic,  Inc.,  Arnie  Geller,  Allan H. Carlin,
                           William S. Gasparrini,  the Company,  Paul J. Montle,
                           Paul V.  Culotta,  and Roger W. Cope is  incorporated
                           herein by reference  from the Company's (SEC File No.
                           0-21566)  Annual  Report  on Form  10-K  for the year
                           ended June 30,  1997,  Part IV, Item  14(c),  Exhibit
                           10.45.
         10.23             Settlement  Agreement  dated June 30, 1997 between GFL Ultra Fund,  Ltd. and the Company is  incorporated  herein by reference from the Company's (SEC File No.  0-21566)  Annual
                           Report on Form 10-K for the year ended  June 30,  1997,  Part IV,  Item  14(c),  Exhibit
                           10.46.
         10.24             Exploration  Agreement and Option to Lease dated June
                           5, 1997 among  Charles  Jackson,  Marie Unruh,  James
                           Hopkins,  Sr.,  Tracy  Hopkins,  Rick  Jackson,  Mara
                           Jackson,  Paul Jackson,  Jared  Jackson,  and Griffin
                           Gold Group, Inc. is incorporated  herein by reference
                           from the  Company's  (SEC  File No.  0-21566)  Annual
                           Report on Form 10-K for the year ended June 30, 1997,
                           Part IV, Item 14(c), Exhibit 10.47.
         10.25             Exploration  Agreement and Option to Lease dated June
                           13, 1997 among Charles  Jackson,  Marie Unruh,  James
                           Hopkins,  Sr.,  Tracy  Hopkins,  Rick  Jackson,  Mara
                           Jackson,  Paul  Jackson,  Jared  Jackson,  and Desert
                           Minerals,  Inc. is  incorporated  herein by reference
                           from the  Company's  (SEC  File No.  0-21566)  Annual
                           Report on Form 10-K for the year ended June 30, 1997,
                           Part IV, Item 14(c), Exhibit 10.48.
         10.26             Exploration  Agreement and Option to Lease dated June
                           10, 1997 among Charles  Jackson,  Marie Unruh,  James
                           Hopkins,  Sr.,  Tracy  Hopkins,  Rick  Jackson,  Mara
                           Jackson,  Paul Jackson,  Jared Jackson,  and Shoshone
                           Mining Co. is  incorporated  herein by reference from
                           the Company's (SEC File No. 0-21566) Annual Report on
                           Form 10-K for the year ended June 30, 1997,  Part IV,
                           Item 14(c), Exhibit 10.49.
         10.27             The Company's 1998  Consultant  Compensation  Plan is  incorporated  herein by reference from the Company's  (SEC File No.  333-31963)  Registration  Statement on Form S-8 filed
                           July 24, 1997, Exhibit 4.2.
         10.28             Letter  Employment  Agreement  dated  March  13,  1998  between  the  Company  and Terry
                           Christopher.
         10.29             Letter  Employment  Agreement dated June 11, 1998 between the Company,  Desert Minerals,
                           Inc., SWM Ventures, Inc. and Martin Blake.
         21.01             Subsidiaries of Registrant.
         27                Financial Data Schedule
         99.1              Bankruptcy  petition  filed by  Papone's  Palace  Ltd.  Liability  Company in the United
                           States   Bankruptcy  Court  for  the  District  of  Colorado,   No.  97-15695-  SBB.  is
                           incorporated  herein by  reference  from the  Company's  (SEC File No.  0-21566)  Annual
                           Report on Form 10-K for the year ended  June 30,  1997,  Part IV,  Item  14(c),  Exhibit
                           10.43.
         99.2              Plan of  Reorganization  filed by Papone's Palace Ltd.  Liability  Company in the in the
                           United  States  Bankruptcy  Court for the  District of  Colorado,  No.  97-15695-SBB  is
                           incorporated  herein by  reference  from the  Company's  (SEC File No.  0-21566)  Annual
                           Report on Form 10-K for the year ended  June 30,  1997,  Part IV,  Item  14(c),  Exhibit
                           99.1.
                  99.3  Disclosure  Statement  filed  by  Papone's  Palace  Ltd.
              Liability Company in the in the United States Bankruptcy Court for
              the District of Colorado,  No. 97-15695-SBB is incorporated herein by reference  from the  Company's  (SEC File No.  0-21566)  Annual
              Report on Form 10-K for the year  ended  June 30,  1997,  Part IV,
              Item 14(c), Exhibit 99.2.