Form 10KSB/A
period 1998-06-30
LS CAPITAL CORP
filed 1998-10-22
CIK 897545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 24, 1998 was $1,105,362, based on the closing price of such stock of $.09 on such date. The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of September 24, 1998 was 17.6 million.

Transitional Small Business Disclosure format (Check one): YES [ ]  NO [X]

                              PURPOSE OF AMENDMENT

LS Capital Corporation, a Delaware corporation (the "Company"), hereby files this Amendment to its Annual Report on Form 10-KSB (the"Annual Report)" for its fiscal year ended June 30, 1998 to correct the number of outstanding shares of the Company's common stock, par value $.01 per share, reflected on the front page of the Annual Report.


                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LS Capital Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   October 22, 1998                        LS Capital Corporation
                                                 (Registrant)

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