Form 10QSB
period 1998-09-30
LS CAPITAL CORP
filed 1998-11-23
CIK 897545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended:
         September 30, 1998

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes [ ] No [ ]


                    APPLICABLE ONLY TO CORPORATE ISSUERS
The number of shares of common stock, $0.01 par value, outstanding as of September 30, 1998: 17,598,000 shares

Transitional Small Business Disclosure Format (check one):   Yes [] No [X]

                     LS CAPITAL CORPORATION AND SUBSIDIARIES
                        QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                           Page

         Item 1.  Financial Statements

                  Condensed  consolidated  financial  statements  of LS  Capital
                  Corporation and Subsidiaries:

                  Balance sheet as of September 30, 1998                                                   3

                  Statements of income for the three months
                      ended September 30, 1998 and 1997                                                    4

                  Statements of cash flow for the three months
                      ended September 30, 1998 and 1997                                                    5

                  Notes to financial statements
                                                                                                           6

         Item 2.
                  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                                 7

PART II. OTHER INFORMATION

         Item 6.  Exhibits

             (a)  Exhibits                                                                                 8


SIGNATURE                                                                                                  8


PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                             LS CAPITAL CORPORATION
                                  Balance Sheet
                               September 30, 1998

     (in thousands)                                                        1998
                               ASSETS
Current Assets
   Marketable securities                                               $      8
   Other                                                                      2
                                                                       --------
                  Total Current Assets                                       10

Property and equipment, net of depreciation                                   2
Equity investment in gold mining ventures                                   243
Other assets                                                                  6
                                                                       --------
                  TOTAL ASSETS                                         $    261
                                                                       ========

                           LIABILITIES
Current Liabilities
   Notes and advances payable to related parties                       $     42
   Accounts payable                                                       1,175
   Accrued payroll taxes and other                                          243
   Redemption payable - redeemable preferred stock                           75
                                                                       --------
                  Total Current Liabilities                               1,535

Minority interest in subsidiaries
Contingent liabilities

Stockholders' Equity
   Preferred stock, par value $.01 per share, authorized
      10,000,000 shares, no shares issued and outstanding
   Common stock, par value $.01 per share, authorized
      50,000,000 shares, issued and outstanding 17,598,000 shares           176
   Additional paid-in capital                                            26,906
   Accumulated deficit                                                  (28,358)
                                                                       --------
                  Total Stockholders' Equity Deficit                    ( 1,276)
                                                                       --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $    261
                                                                       ========
                             See accompanying notes.

                             LS CAPITAL CORPORATION
                                Income Statements
                        Three Months Ended September 30,


     (in thousands)                                                                        1998             1997
-----------------------------------------------------------------------------------------------------------------------------------

REVENUES                                                                                    -                -

OPERATING EXPENSES
   Mining exploration costs                                                               $   25            $  151
   General and administrative                                                                161               328
   Depreciation and amortization                                                               1               16
                                                                                           ------           ------

                                            OPERATING LOSS                                 ( 187)            ( 495)
                                                                                           -----            ------

OTHER INCOME (EXPENSE)
   Gain on sale of investments                                                                27
   Interest expense                                                                                          ( 137)
                                                                                          ------            ------

         LOSS FROM CONTINUING OPERATIONS                                                  $( 160)           $( 632)
                                                                                           ======           ======



NET INCOME (LOSS) PER COMMON SHARE                                                        $(0.01)           $(0.05)
Weighted average common shares outstanding                                                17,598            12,370







                             See accompanying notes.

                             LS CAPITAL CORPORATION
                            Statements of Cash Flows
                        Three Months Ended September 30,



     (in thousands)                                                                        1998            1997
Cash Flows from Operating Activities
   Net loss                                                                             $  ( 160)        $( 272)
   Adjustments to reconcile net income (loss)
      to net cash used in operating activities
         Depreciation and amortization                                                         1
         Writedown of mining venture investment                                            (  44)
         Changes in
            Receivable from affiliated parties                                                81
            Other current assets                                                           (   2)
            Accounts payable                                                                  40
            Due to related parties                                                            10
            Accrued payroll taxes and other                                                   47
                                                                                          ------
                                                                                           (  27)

Cash Flows from Investing Activities
   Sale of JVWeb common stock                                                                 27
   Proceeds from sale of Clutch Games                                                                           65

Cash Flows from Financing Activities
   Collection of stock subscription receivable                                                                 242
   Payments on redemption payable                                                                            (  25)
   Reimbursements by affiliates of their
      expenses paid in parent S-8 stock                                                                      ------
                                                                                                               217

Net increase (decrease) in cash                                                                                 10
         Cash at beginning of year                                                             0                 5
                                                                                          ------            ------

         Cash at end of year                                                              $    0            $   15
                                                                                          ======            ======






                             See accompanying notes.

                             LS CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of LS Capital Corporation have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB, as amended. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 1998, as reported in the Form 10-KSB, have been omitted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT EVENTS

     During fiscal 1999, the Company has continued to focus its efforts on developing precious metals mining prospects, with each project undertaken in a separate corporate entity for the purpose of allowing its partners, who may originate the mining prospects and/or provide technological expertise in the recovery process to own a stake in their respective ventures. The active Subsidiaries include Griffin Gold Group, Inc. ("Griffin"), Escopeta Minerals, Inc. ("Escopeta"), Desert Minerals, Inc. ("DMI"), SWM Ventures, Inc. ("SWM"), Mohave Metals Corporation ("Mohave") and DMI Land, Inc. ("DMI Land"). Griffin Gold and Escopeta have rights in certain mining claims or properties believed to contain precious metals. DMI, SWM and Mohave are in the processes of refining and developing certain mineral extraction technologies. DMI Land owns two tracts of land that are used as plant sites.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

      At September 30, 1998, the Company has a working capital deficiency of $1,525,000 compared to a deficit of $2,744,000 at September 30, 1997. The lower deficiency was primarily due to the foreclosure on the assets of Papone=s Palace LLC in fiscal 1997.

        Management intends to continue its efforts to obtain funding for its mining activities in fiscal 1999.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 and 1997

The Company had incurred a net loss of $160,000 or $.01 a share, as compared to a net loss of $632,000 or $0.17 per share for the comparable period in the prior year. The change of $472,000 was attributable to a decrease in mining exploration costs and general and administrative expenses together with a decrease in interest expense as a result of the foreclosure on the assets of Papone's Palace LLC.



PART II. OTHER INFORMATION

      ITEM 6.     EXHIBITS

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

                                  LS CAPITAL CORPORATION
                                  (Registrant)


                                   By:      /s/    Paul J. Montle
                                   Paul J. Montle
                                   President, Chief Executive Officer
                                   and Chief Financial Officer

Dated: November 23, 1998

                                                  EXHIBITS INDEX

           Exhibit
           Number             Description


           27              Financial Data Schedule