Form 10QSB
period 1998-12-31
LS CAPITAL CORP
filed 1999-03-15
CIK 897545

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                          FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended:  December 31, 1998

[  ]     Transition report pursuant to Section 13 or 15(d) of the  Securities
         Exchange Act of1934
                  For the transition period from _______ to _________

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

         The number of shares of common stock, $0.01 par value, outstanding as of December 31, 1998: 20,048,000 shares

Transitional Small Business Disclosure Format (check one):   Yes         No    X

                     LS CAPITAL CORPORATION AND SUBSIDIARIES
                         QUARTER ENDED DECEMBER 31, 1998

                                      INDEX

PART I.  FINANCIAL INFORMATION                                            Page

         Item 1.  Financial Statements

                  Condensed consolidated financial statements of LS Capital Corporation and Subsidiaries:

                  Balance sheet as of December 31, 1998                      3

                  Statements of income for the six months
                            ended December 31, 1998 and 1997                 4

                  Statements of income for the three months
                            ended December 31, 1998 and 1997                 5

                  Statements of cash flow for the three months
                            ended December 31, 1998 and 1997                 6

                  Notes to condensed consolidated financial statements       7

         Item 2.
                  Management's Discussion and Analysis                       8

PART II. OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K.

             (a)  Exhibits

             (b)  Reports on Form 8-K

SIGNATURE                                                                   10

 PART 1.   FINANCIAL INFORMATION

 Item 1.   Financial Statements

                     LS Capital Corporation and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheet
                                December 31, 1998
                                 (in thousands)

                              ASSETS
Current assets:
     Cash and cash equivalents                                    $          1
     Marketable securities                                                   2

        Total current assets                                                 3

Property and equipment, net                                                  2
Equity in gold mining ventures                                             104
Other assets                                                                13
                                                                         ------
                                                                           122

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses                                    1,402
Redemption payable - redeemable preferred stock                             75
                                                                         ------
                Total current liabilities                                1,477

Stockholders' equity:
              Common stock                                                 201
              Additional paid-in capital                                27,003
              Accumulated deficit                                      (28,559)
                                                                        -------
                                                                       ( 1,355)
Commitments, contingencies and other matters
                                                                       $   122
                             See accompanying notes

                     LS Capital Corporation and Subsidiaries
                        Unaudited Condensed Consolidated
                              Statements of Income
                    (in thousands, except per share amounts)


                                                                                   Six Months
                                                                                Ended December 31
                                                                             1998           1997
                                                                            ----           ----

OPERATING EXPENSES
     Equity in loss of unconsolidated mining subsidiaries                $     93            378
     General and administrative
                                                                              350            641
     Depreciation and amortization
                                                                                1             30
                                                                            -----          -----
                                                                              444          1,049
                                                                            -----           ------

OPERATING LOSS                                                                (444)       (1,049)

OTHER INCOME AND EXPENSE
     Gain on sale of marketable securities                                      79
     Interest expense, net                                                                (  282)
     Other                                                                       4

NET INCOME (LOSS)                                                           $ (361)      $ (1,331)
                                                                           ========       =========

NET INCOME (LOSS) PER COMMON SHARE                                           $(0.02)     $  (0.11)
WEIGHTED AVERAGE COMMON SHARES
       OUTSTANDING                                                           18,398        12,307




                             See accompanying notes

                     LS Capital Corporation and Subsidiaries
                        Unaudited Condensed Consolidated
                              Statements of Income
                    (in thousands, except per share amounts)


                                                                                Three Months
                                                                                Ended December 31
                                                                              1998           1997
                                                                              ----           ----

OPERATING EXPENSES
     Equity in loss of unconsolidated mining subsidiaries                $     69            227
     General and administrative                                               186            314
     Depreciation and amortization                                              2             14
                                                                            ------          -----
                                                                              257            555
                                                                             -----          -----

OPERATING LOSS                                                               (257)           (555)

OTHER INCOME AND EXPENSE
     Gain on sale of marketable securities                                     52
     Other                                                                      4
     Interest expense, net                                                                   (145)

NET INCOME (LOSS)                                                          $ (201)        $  (700)
                                                                           ========       ========

NET INCOME (LOSS) PER COMMON SHARE                                         $(0.01)       $  (0.06)
WEIGHTED AVERAGE COMMON SHARES
       OUTSTANDING
                                                                           17,598          12,496




                             See accompanying notes

                     LS Capital Corporation and Subsidiaries
                        Unaudited Condensed Consolidated
                            Statements of Cash Flows
                                 (in thousands)

                                                                                 Three Months
                                                                                Ended December 31
                                                                                  1998       1997

CASH FLOWS FROM OPERATING  ACTIVITIES
Net loss                                                                         ($361)  ($1,332)
Adjustments:
   Depreciation and amortization                                                     1        30
   Stock issued for services                                                       122       446
   Changes in:
      Accounts receivable                                                          109       (60)
      Accounts payable and accrued expenses                                         50       285
                                                                                --------   --------
                                                                                 ( 79)      (632)
CASH FLOWS OF INVESTING ACTIVITIES
  Gain on sale of marketable investments                                           80
  Proceeds from sale of Clutch Games                                                          65
  Proceeds from collection of stock
     subscription receivable                                                                 266
                  Cash (used) provided by investing activities                     80        331

CASH FLOWS FROM FINANCING ACTIVITIES
         Reimbursement by attorneys of receivable collections
                  held in escrow                                                              73
         Proceeds from issuance of convertible debentures                                    346
         Payment of redeemable preferred redemption                                        (  25)
                  Cash provided by financing activities                                      394

INCREASE (DECREASE) IN CASH AND CASH
                EQUIVALENTS                                                         1         92
CASH AND CASH EQUIVALENTS
     Beginning of period                                                                       5
     End of period                                                              $   1      $  97

SUPPLEMENTAL CASH FLOW INFORMATION

     Prepaid legal and other services                                                       $446
     Reduction in stock subscription receivable                                              (41)
     Cancellation of investment in securities
        of gold mining company                                                               (50)





                             See accompanying notes

                     LS Capital Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                      Three Months Ended December 31, 1998

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1998 included in the Company's Annual Report on Form 10-KSB. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited consolidated financial statements has been omitted.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results for the unaudited six months ended December 31, 1998 and 1997. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

2. Papone=s Palace LLC was closed on September 30, 1996 and has not reopened because of a dispute between the Company and Papone's 24.5% minority shareholder. In April, 1997, following the failed restructuring of the repayment terms of the principal secured creditor of Papone=s, who is currently owed $1,196,000, Papone=s filed for bankruptcy under Chapter 11 of the federal bankruptcy laws. In August, 1997, a Plan of Reorganization was filed with the bankruptcy court followed by a Disclosure Statement in October, 1997, which propose that the Company acquire 100% ownership and eventually repay all creditors, including its largest secured creditor who would have to accept a disputed receivable due from the 24.5% owner. In October, 1997, the secured creditor filed a motion in the Bankruptcy Court to dismiss the bankruptcy citing the perceived inability of Papone=s to reorganize. In October, 1997, the court ruled in favor of the Creditor lifting the bankruptcy stay against Papone's property and the creditor foreclosed on the property in early 1998. In March, 1999, the Company reached an agreement with the above secured creditor confirming that the Company is not liable for any deficiency which may have been due on that judgment for $1,101,337 obtained in 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT EVENTS


         During first half of fiscal 1999, the Company continued to focus its efforts on developing precious metals mining prospects which were undertaken in separate corporate entities with minority ownership of each entity by various partners.

         In February, 1999, primarily due to the lack of available capital to pursue the further development of technological expertise to recover precious metals, the Company decided to discontinue this activity and furlough its remaining personnel in the U.S. The Company retains its interest in certain Federal mineral leases and an option on a fee property contiguous to the Federal leases near Tecopa, CA, and also own two tracts of land used as plant sites in Armagosa, NV and Tecopa, CA.

         As part of its plan to curtail activity at these plants, the Company intends to dispose of certain surplus equipment at these plants.

         In the future, the Company intends to explore opportunities to develop or acquire businesses which may be related to the Internet, specifically focusing on the European sector. To facilitate this effort the Company relocated its corporate offices to Dublin, Ireland in September, 1998. Dublin was selected due to its participation in the Euro currency markets as well as the presence of numerous U.S. computer-related businesses and also the availability of a well-educated workforce fluent in English and numerous foreign languages.

         The Company believes that there will be attractive Internet-related opportunities in Europe as access to personal computers by individuals in that market is projected to increase to the 40% level currently prevalent in the U.S. by 2003 versus an estimated 14% access at present in Europe.

         In March, 1999, the Company reached an agreement with the creditor of its casino property, who had secured a judgment and had foreclosed on this property in early 1998. This agreement confirms that the Company is not liable for any deficiency which may have been due on that judgment for $1,101,337 obtained in 1997.

MATERIAL CHANGES IN FINANCIAL CONDITION

      At December 31, 1998, the Company has a working capital deficiency of $1,474,000 compared to a deficit of $3,209,000 at December 31, 1997. The lower deficiency was primarily due to the reduction in liabilities as a result of the foreclosure on the Company's casino properties.

       Papone=s Palace LLC was closed on September 30, 1996 and has not reopened because of a dispute between the Company and Papone=s 24.5% minority shareholder. In April, 1997, following the failed restructuring of the repayment terms of the principal secured creditor of Papone=s, who is currently owed $1,196,000, Papone=s filed for bankruptcy under Chapter 11 of the federal bankruptcy laws. In August, 1997, a Plan of Reorganization was filed with the bankruptcy court followed by a Disclosure Statement in October, 1997, which propose that the Company acquire 100% ownership and eventually repay all creditors, including its largest secured creditor who would have to accept a disputed receivable due from the 24.5% owner. In October, 1997, the secured creditor filed a motion in the Bankruptcy Court to dismiss the bankruptcy citing the perceived inability of Papone=s to reorganize. In October, 1997, the court ruled in favor of the Creditor and the creditor foreclosed on the property in early 1998. In March, 1999, the Company reached an agreement with the above secured creditor confirming that the Company is not liable for any deficiency which may have been due on that judgment for $1,101,337 obtained in 1997.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended Dectember 31, 1998 and 1997

The Company had incurred a net loss of $201,000 or $.01 a share, as compared to net loss of $700,000 or $0.06 per share for the comparable period in the prior year. The change of $499,000 was attributable to the reduction in operating expenses of $298,000 and the reduction in interest expense of $145,000.


PART II. OTHER INFORMATION

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

                             LS CAPITAL CORPORATION
                                  (Registrant)


                             By:      /s/    Paul J. Montle
                             Paul J. Montle
                             President, Chief Executive Officer
                             and Chief Financial Officer

Dated: March 12, 1999

                                 EXHIBITS INDEX

           Exhibit
           Number             Description


           27              Financial Data Schedule