Form 10QSB
period 1999-03-31
LS CAPITAL CORP
filed 1999-05-18
CIK 897545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: March 31, 1999

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

         The number of shares of common stock, $0.01 par value, outstanding as of March 31, 1999: 20,048,000 shares

Transitional Small Business Disclosure Format (check one):   Yes         No    X

                     LS CAPITAL CORPORATION AND SUBSIDIARIES
                          QUARTER ENDED MARCH 31, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                               Page

         Item 1.  Financial Statements

                  Condensed  consolidated  financial  statements  of LS  Capital
                  Corporation and Subsidiaries:

                  Balance sheet as of March 31, 1999                                              3

                  Statements of income for the nine months
                            ended March 31, 1999 and 1998                                         4

                  Statements of income for the three months
                            ended March 31, 1999 and 1998                                         5

                  Statements of cash flows for the nine months
                            ended March 31, 1999 and 1998                                         6

                  Notes to condensed consolidated financial statements                            8

         Item 2.  Management's Discussion and Analysis                                            9

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.                                               10

             (a)  Exhibits

             (b)  Reports on Form 8-K

SIGNATURE                                                                                          11

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                     LS Capital Corporation and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheet
                                 March 31, 1999
                                 (in thousands)

                                     ASSETS

           Current assets:
                  Cash and cash equivalents                                                               $          1
                  Marketable securities                                                                              2

        Total current assets                                                                                         3

                  Property and equipment, net                                                                        4
                  Equity in gold mining ventures                                                                    27
                  Other assets                                                                                       3
                                                                                                                 ------

                                                                                                           $        37
           LIABILITIES AND STOCKHOLDERS' EQUITY

                    Current liabilities:
                  Accounts payable and accrued expenses                                                           1,365
                  Redemption payable - redeemable preferred stock                                                    75
                                                                                                                 -------
                                Total current liabilities                                                          1,440

           Stockholders' equity:
                         Common stock                                                                                201
                         Additional paid-in capital                                                               27,023
                              Accumulated deficit                                                                (28,617)
                                                                                                                 ( 1,413)
           Commitments, contingencies and other matters
                                                                                                              $       37

                             See accompanying notes

                     LS Capital Corporation and Subsidiaries
                        Unaudited Condensed Consolidated
                              Statements of Income
                    (in thousands, except per share amounts)
                           Nine Months Ended March 31

                                                                                                                    --------
                                                                                     1999           1998
                                                                                     ----           ----

OPERATING EXPENSES
     Equity in loss of unconsolidated mining subsidiaries                       $      167               573
     General and administrative                                                        357              871
     Depreciation and amortization                                                      __               30
                                                                                     -----            -----
                                                                                       524            1,474
                                                                                     --------      --------

OPERATING LOSS                                                                       (524)        ( 1,474)

OTHER INCOME AND EXPENSE
     Gain on sale of marketable securities                                            102                -
     Interest expense, net                                                                         (  288)
     Other                                                                              4
                                                                                   -----------     --------

NET INCOME (LOSS)                                                                  $ (418)       $ ( 1,762)
                                                                                   ========      ==========

NET INCOME (LOSS) PER COMMON SHARE                                                  $(0.02)       $ (0.14)
WEIGHTED AVERAGE COMMON SHARES
       OUTSTANDING                                                                  18,398          12,671




                             See accompanying notes

                     LS Capital Corporation and Subsidiaries
                        Unaudited Condensed Consolidated
                              Statements of Income
                    (in thousands, except per share amounts)

                                                                                       Three Months Ended
                                                                                March 31
                                                                                     1999           1998

OPERATING EXPENSES
     Equity in loss of unconsolidated mining subsidiaries                        $      74               181
     General and administrative                                                          6               230
                                                                                   ---------             -----
                                                                                        80               411
                                                                                -----------             -----

OPERATING LOSS                                                                      (   80)             (411)

OTHER INCOME AND EXPENSE
     Gain on sale of marketable securities                                              23
     Other                                                                                              (  14)
     Interest expense, net                                                                             (    6)
                                                                                    -------           ----------

NET INCOME (LOSS)                                                                $  (   57)          $   (431)
                                                                                ===========          =========

NET INCOME (LOSS) PER COMMON SHARE                                               $   (0.00)       $     (0.03)
WEIGHTED AVERAGE COMMON SHARES
       OUTSTANDING                                                                  17,598             13,396




                             See accompanying notes












                     LS Capital Corporation and Subsidiaries
                        Unaudited Condensed Consolidated
                            Statements of Cash Flows
                                 (in thousands)

                                                                                Nine Months Ended
                                                                                  March 31
                                                                                 1999       1998
CASH FLOWS FROM OPERATING  ACTIVITIES
         Net loss                                                               ($418)    ($1,762)
         Adjustments:
            Depreciation and amortization                                                      30
            Mining equity writedown                                               168
            Gain on sale of securities                                           (102)
            Stock issued for services                                             122          614
                  Changes in:
                  Accounts receivable, etc.                                       267          (92)
                  Accounts payable and accrued expenses                         ( 145)         275
                                                                              ----------     ------

108)           (921)
CASH FLOWS OF INVESTING ACTIVITIES
         Gain on sale of marketable investments                                   108
         Increase in deposits and other assets                                                   263
         Proceeds from sale of Clutch Games                                                       65
         Collection of  receivable  from unaffiliated parties                                     87
                                                                                 -------         ------
                  Cash (used) provided by investing activities                    108            415

CASH FLOWS FROM FINANCING ACTIVITIES
         Sales of stock                                                                           91
         Collection of receivable held in escrow                                                  73
         Proceeds from issuance of convertible debentures                                        350
         Payment of redeemable preferred redemption                                            (  25)
                                                                                               ------
            Cash provided by financing activities                                                489

INCREASE (DECREASE) IN CASH AND CASH
                EQUIVALENTS                                                          0            17
CASH AND CASH EQUIVALENTS
         Beginning of period                                                         1             5
                                                                                   -----      ----------
         End of period                                                           $   1      $      22
                                                                                   =====     ==========








                     LS Capital Corporation and Subsidiaries
                        Unaudited Condensed Consolidated
                            Statements of Cash Flows
                                 (in thousands)

                                                                                Nine Months Ended
                                                                                  March 31
                                                                                 1999       1998


SUPPLEMENTAL CASH FLOW INFORMATION

         Common stock issued for:
                  Prepaid legal and other services                               $122      $446
                  Mining operation consultation services                                    169

         Reduction of liabilities resulting from foreclosure                             (2,110)
         Convertible debentures converted into common stock                                 150

                             See accompanying notes


                     LS Capital Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                        Three Months Ended March 31, 1999

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

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results for the unaudited nine months ended March 31, 1999 and 1998. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

2. Papone=s Palace LLC was closed on September 30, 1996 and has not reopened because of a dispute between the Company and Papone=s 24.5% minority shareholder. In April, 1997, following the failed restructuring of the repayment terms of the principal secured creditor of Papone=s, who is was owed $1,196,000, Papone=s filed for bankruptcy under Chapter 11 of the federal bankruptcy laws. In August, 1997, a Plan of Reorganization was filed with the bankruptcy court followed by a Disclosure Statement in October, 1997, which propose that the Company acquire 100% ownership and eventually repay all creditors, including its largest secured creditor who would have to accept a disputed receivable due from the 24.5% owner. In October, 1997, the secured creditor filed a motion in the Bankruptcy Court to dismiss the bankruptcy citing the perceived inability of Papone=s to reorganize. In October, 1997, the court ruled in favor of the Creditor lifting the bankruptcy stay against Papone=s property and the creditor foreclosed on the property in early 1998. In March, 1999, the Company reached an agreement with the above secured creditor confirming that the Company is not liable for any deficiency which may have been due on that judgment for $1,101,337 obtained in 1997 and the judgment was discharged in April, 1999.

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

         As part of its plan to curtail activity at these plants, the Company intends to dispose of certain surplus equipment at these plants. The Company is currently exploring the possibility of exchanging its interest in these mining properties for shares of a newly formed company.

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

         In March, 1999, the Company reached an agreement with the creditor of its casino property, who had secured a judgment and had foreclosed on this property in early 1998. This agreement confirms that the Company is not liable for any deficiency which may have been due on that judgment for $1,101,337 obtained in 1997 and the judgment was discharged in April, 1999.

MATERIAL CHANGES IN FINANCIAL CONDITION

      At March 31, 1999, the Company has a working capital deficiency of $1,474,000 compared to a deficit of $1,397,000 at March 31, 1998. The change in the deficiency was primarily due to the increase in liabilities as a result of current borrowings.

       Papone=s Palace LLC was closed on September 30, 1996 and has not reopened because of a dispute between the Company and Papone=s 24.5% minority shareholder. In April, 1997, following the failed restructuring of the repayment terms of the principal secured creditor of Papone=s, who was owed $1,196,000, Papone=s filed for bankruptcy under Chapter 11 of the federal bankruptcy laws. In August, 1997, a Plan of Reorganization was filed with the bankruptcy court followed by a Disclosure Statement in October, 1997, which propose that the Company acquire 100% ownership and eventually repay all creditors, including its largest secured creditor who would have to accept a disputed receivable due from the 24.5% owner. In October, 1997, the secured creditor filed a motion in the Bankruptcy Court to dismiss the bankruptcy citing the perceived inability of Papone=s to reorganize. In October, 1997, the court ruled in favor of the Creditor and the creditor foreclosed on the property in early 1998. In March, 1999, the Company reached an agreement with the above secured creditor confirming that the Company is not liable for any deficiency which may have been due on that judgment for $1,101,337 obtained in 1997 and the judgment was discharged in April, 1999.
 .

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 and 1998

The Company had incurred a net loss of $57,000 or $.00 a share, as compared to net loss of $431,000 or $0.03 per share for the comparable period in the prior year. The change of $374,000 was attributable primarily to the reduction in operating expenses.


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

                                        LS CAPITAL CORPORATION
                                                (Registrant)


                                        By:  /s/    Paul J. Montle
                                             Paul J. Montle
                                             President, Chief Executive Officer
                                             and Chief Financial Officer

Dated: May 17, 1999

                                                            EXHIBITS INDEX

           Exhibit
           Number             Description


           27              Financial Data Schedule