Form 10KSB
period 1999-06-30
LS CAPITAL CORP
filed 1999-11-09
CIK 897545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 1999           Commission File Number 0-21566

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

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended June 30, 1999 were $3,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant on October 7, 1999 was $556,400, based on the closing price of such stock of $.022 on such date. The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of October 7, 1999 was 30,209,789.

Transitional Small Business Disclosure format (Check one): YES [ ]  NO [X]

                                                        INDEX

                                                                                                        Page Number
                                                       PART I.

Items 1. & 2.     Business and Properties.                                                                        3

Item 3.           Legal Proceedings.                                                                              3

Item 4.           Submission of Matters to a Vote of Security Holders.                                            5

                                                      PART II.

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters.                                                                            5

Item 6.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                                                            5

Item 7.           Financial Statements.                                                                           8

Item 8.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.                                                            8

                                                      PART III.

Item 9.           Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the Exchange Act.                                     8

Item 10.          Executive Compensation.                                                                         9

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management.                                                                                    11

Item 12.          Certain Relationships and Related Transactions.                                                13

                                                      PART IV.

Item 13.          Exhibits and Reports on Form 8-K.                                                              14


                     ITEMS 1 and 2. BUSINESS AND PROPERTIES.

         LS Capital Corporation ("Company") was organized under the laws of the State of Delaware on December 30, 1992 under the name "Lone Star Casino Corporation" to develop, own and operate casinos and related resort facilities. Prior to May 3, 1993, the Company was a wholly-owned subsidiary of Viral Testing Systems Corporation ("VTS"), then a publicly traded company. The Company became publicly-held through the distribution of certain of its shares of common stock to the stockholders of VTS on May 3, 1993. The Company adopted its current corporate name in June 1996 as a result of the change in its corporate direction described below.

          From its inception and until shortly after the start of fiscal 1997, the Company was involved exclusively in the gaming industry. During fiscal 1997, the Company adopted a significant change in its corporate direction. It decided to focus its efforts on developing precious metals mining prospects, with each project undertaken in a separate corporate subsidiary. The Company organized a number of wholly-owned or partially-owned precious metals/mining subsidiaries that held rights in certain mining claims or properties believed to contain precious metals or in certain mineral extraction technologies. In February 1999, primarily due to the unavailability of capital to develop the Company's technologies further, the Company decided to discontinue its mineral activities and furlough its remaining personnel in the U.S. The Company allowed its mineral interests to lapse. The Company continues to own a five-acre tract of land in Tecopa, California, miscellaneous equipment believed to have an aggregate fair market value of $25,000 and rights in certain technologies believed to have no meaningful commercial value. The Company intends to dispose of the tract of land and the remaining equipment as purchasers can be procured. The Company has no present intentions regarding its technologies.

         In the future, the Company intends to explore opportunities to develop or acquire one or more businesses in other industries. The Company expects to focus specifically on Internet-related businesses. The Company does not now any particular prospect under consideration in any meaningful sense. The nature of the business in which the Company will engage in the future, the terms and circumstances under which the Company will engage in such business and even whether or not the Company will engage in a future business, are now uncertain.

          The principal executive offices of the Company are located at Rivercourt, 17-19 Sir John Rogersons Quay, Dublin 2, Ireland, and its telephone number is (3531) 679-0222. The Company currently has only one employee.

ITEM 3.  LEGAL PROCEEDINGS

         On May 14, 1998, the U.S. Securities and Exchange Commission (the "Commission") filed a complaint in the United States District Court, Southern District of New York (98 Civ. 3446) against Paul J. Montle (the Chairman of the Board of Directors and President of the Company), the Company, Paul V. Culotta (a former Executive Vice President and Chief Financial Officer of the Company), Carol C. Martino, CMA Noel, Ltd., Mario J. Iacoviello, Ilan Arbel, and Europe American Capital Corporation, alleging numerous violation of federal securities laws. With regard to the Company, the Commission alleged that the initial registration statement of the Company filed and declared effective in 1993 contained omissions of material information regarding certain sales of stock in the Company allegedly occurring prior to the date of such registration statement. The Commission sought a permanent injunction against the Company, barring it from making future violations of certain provisions of the federal securities laws. On December 28, 1998, the Company, without admitting or denying the Commission's allegations and without the payment of any monetary amount, consented to the entry of a final judgment of permanent injunction of the nature sought by the Commission.

         On December 14, 1994, the Company filed a lawsuit in Harris County, Texas against Full House Resorts, Inc. ("Full House"), Allen E. Paulson, Donaldson, Lufkin & Jenrette Securities Corporation and My Dang to enforce the terms of a preliminary agreement executed on September 8, 1994 between the Company and Full House to jointly acquire and relocate a casino to the Company's site in Biloxi, Mississippi. With the agreement of the Company, this litigation was continued in the District Court of Harrison County, Mississippi under case no. A-2402-95-0142. Eventually, the Company's counsel untimely withdrew from the case without the substitution of new counsel. The Company's proposed new counsel conditioned its representation of the Company upon the issuance of a new scheduling order allowing such counsel to prepare. The presiding judge refused to issue a new scheduling order. Because of the Company's lack of representation, the presiding judge granted the defendants' motions for summary judgment in March 1996. The Company, with new counsel, immediately filed an appearance and an appeal with the Mississippi Supreme Court. On April 7, 1998, the Mississippi Court of Appeals affirmed the lower court's decision in part while reversing and remanding such decision in other parts. Essentially, the Court of Appeals reversed the summary judgment against the Company for its claims of breach of contract and breach of fiduciary duties asserted against Full House and remanded these claims to the lower court for a trial on the merits. However, the Court of Appeals affirmed the summary judgment against the Company as to all of its claims against My Dang, Allen B. Paulson and Donaldson, Lufkin & Jenrette Securities Corporation and its claims of common law fraud against Full House. As October 6, 1999, no setting has been entered for the trial of the claims being remanded. The Company is currently in the process of retaining new counsel to proceed with this lawsuit.

         Mississippi Ventures II ("MVII") filed a lawsuit against the Company on August 7, 1995 in a Nevada District Court (case no. 32012) regarding a proposed joint venture between the Company and MVII. The Company had a lease on certain property located in Mississippi and had intended on developing a casino site with MVII. MVII had required that the lease be amended in order to provide for a joint venture, and MVII agreed to place $100,000 in an escrow account to be used for rents owed. Before the lease was amended and the escrow deposit released to the landlord, the Mississippi Supreme Court declared the original leased site could not be used as a legal casino site. The $100,000 was released to the Company, and the Company retained the $100,000 on the basis that MVII interfered with the negotiation of the amended lease and its timely execution. MVII alleged breach of the implied covenant of good faith and fair dealing, and breach of fiduciary duty. The Company denied all causes of actions. Due to an unexpected resignation of the Company's counsel, the Company defaulted on this lawsuit in fiscal 1997. The Company appealed this judgment. However, on September 24, 1999, the Nevada Supreme Court dismissed the Company's appeal.

         In fiscal 1997, Oriental Crystal (Holding) Ltd. ("Oriental") brought a lawsuit against the Company and the subsidiary formerly pursuing the Company's Tinian gaming business. The lawsuit was brought in the Superior Court of the Commonwealth of the Northern Marianas Islands (C.A. 96-173) seeking a declaratory judgment that an agreement previously made by Oriental not to compete with the Company on Tinian was a restraint of trade and was therefore unenforceable. The attorney representing Oriental attempted to serve the Company at its 1994 business address in Houston and when it was not possible to obtain service on the Company at that address, a default judgment granting the declaratory judgment was entered in June 1996. The Company sought to have this judgment set aside on the basis that service was not properly made and the default judgment was improperly entered. The Supreme Court of the Northern Marianas Islands declined to render a decision based on its belief that issue was moot because the Company was no longer doing business in the Northern
Marianas Islands. Because of this decision, the Company appealed the Northern Marianas Islands court's decisions to the United States Ninth Circuit. On May 10, 1999, the Ninth Circuit ruled that it lacked jurisdiction to consider the Company's appeal and consequently dismissed the appeal.

         On February 24, 1997, Papone's Palace Acquisition Corporation, a Colorado corporation wholly-owned by the Company ("PPAC"), commenced an action against Earl Neudecker in the Denver County District Court (case no. 97CV1021) on a promissory note originally payable to the Hill Family Trust in the principal amount of $1,450,000 due and payable on January 14, 1997 (the "Neudecker Note"). The rights as the holder of the Neudecker Note were eventually assigned to PPAC, and eventually PPAC collaterally assigned its rights in the Neudecker Note to a creditor of an affiliate. On March 22, 1999, the parties filed a Stipulated Dismissal Without Prejudice with the Court in this case. As a result, on April 5, 1999, the Court dismissed this action without prejudice.

         On September 25, 1998, Genesee Holdings, Inc. ("Genesee"), as successor in interest to GFL Ultra Fund, Ltd., brought an action against the Company and Paul J. Montle, the Company's President, in the 61st Judicial District Court, Harris County, Texas (case no. 98-46203), alleging that the Company breached a settlement agreement reached in a previous lawsuit to pay an aggregate amount of $75,000 in two future installments. On September 1, 1999, Genesee, on the one hand, and the Company and Mr. Montle, on the other hand entered into an agreement to settle this second lawsuit. This settlement involved the payment of an amount of $3,500 and the issuance of up to 1,200,000 shares of the Company's common stock. This cash amount and number of shares are in addition to the cash paid and shares issued in connection with the settlement of the first lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II.

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the OTC Bulletin Board under the symbol "CHIP". As of June 30, 1999, the Company had 1,803 holders of record. Presented below are the high and low closing bid prices of the Company's common stock for the two years ended June 30, 1999.

                                                                                High                      Low
Fiscal  year  ended June
30, 1998:
         First Quarter                                                          $1.15                     $  .57
         Second Quarter                                                          1.03                        .52
         Third Quarter                                                            .59                        .20
         Fourth Quarter                                                           .35                        .13

Fiscal year ended June 30, 1999:
         First Quarter                                                         $ .145                    $  .055
         Second Quarter                                                          .090                       .040
         Third Quarter                                                           .057                       .032
         Fourth Quarter                                                          .050                       .030


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

                   From its inception and until shortly after the start of fiscal 1997, the Company was involved exclusively in the gaming industry. During fiscal 1997, the Company adopted a significant change in its corporate direction. It decided to focus its efforts on developing precious metals mining prospects, with each project undertaken in a separate corporate subsidiary. The Company organized a number of wholly-owned or partially-owned precious metals/mining subsidiaries that held rights in certain mining claims or properties believed to contain precious metals or in certain mineral extraction technologies. In February 1999, primarily due to the unavailability of capital to develop the Company's technologies further, the Company decided to discontinue its mineral activities and furlough its remaining personnel in the U.S. The Company allowed its mineral interests to lapse. The Company continues to own a five-acre tract of land in Tecopa, California, miscellaneous equipment believed to have an aggregate fair market value of $25,000 and rights in certain technologies believed to have no meaningful commercial value. The Company intends to dispose of the tract of land and the remaining equipment as purchasers can be procured. The Company has no present intentions regarding its technologies.

         In the future, the Company intends to explore opportunities to develop or acquire one or more businesses in other industries. The Company expects to focus specifically on Internet-related businesses. The Company does not now any particular prospect under consideration in any meaningful sense. The nature of the business in which the Company will engage in the future, the terms and circumstances under which the Company will engage in such business and even whether or not the Company will engage in a future business, are now uncertain.

                              RESULTS OF OPERATIONS

                       Years ended June 30, 1999 and 1998

Overview

Operations for fiscal 1999 are not comparable to the operations for fiscal 1998 because of the discontinuance of its mining operations and the Company had two one-time gains on forgiveness of debt of $632,000 and gain on sale of marketable securities of $106,000. The Company had revenue of $3,000 from operations in fiscal 1999, none in fiscal 1998, and had a net loss of $12,000 in fiscal 1999 and $2,605,000 in fiscal 1998. The decrease in net loss is largely attributable to lower mining exploration costs of $773,000 and lower general and administrative expenses of $1,064,000, together with higher gains discussed above totaling $674,000. Of the total general and administrative expenses, $127,000 and $906,000 in fiscal 1999 and 1998, respectively, represented shares of common stock issued for services valued at market at the time they were issued.

Operating Revenues

         There were operating revenues of $3,000 from mining operations in fiscal 1999 and none in fiscal 1998.

Operating Expenses

        General and administrative expenses decreased $1,064,000 in fiscal 1999 compared to fiscal 1998, due to decreased legal fees and related litigation costs. Mining operation costs decreased $773,000 in fiscal 1999 compared to 1998 due to the discontinuance of mining operations in fiscal 1999.

Other Income (Expense)

            Other income (expense) increased significantly in fiscal 1999 versus 1998, due primarily to debt forgiveness income of $632,000 in fiscal 1999 and increased gain on the sale of marketable securities of $42,000.

Discontinued Business

         In fiscal 1998, the Company had a loss of $52,000 related to the write-off of the balance of the value of Papone's Palace Casino LLC.




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



                         LIQUIDITY AND CAPITAL RESOURCES

Overview

         As of June 30, 1999, the Company had a working capital deficiency of $946,000 compared to $1,328,000 a year earlier. Throughout fiscal 1999, the Company has been able to continue meeting cash requirements by selling assets, renegotiating existing debt obligations, issuing new debt, paying for services with stock, issuing common stock through private placements and capital contributions by subsidiary minority shareholders. The ability of the Company to continue to pursue its business objectives throughout fiscal 2000 and beyond will depend on the Company's ability to continue to meet its cash requirements by the means mentioned above and the potential sale of its shares and warrants in another public company which was spun off from the Company in May, 1998 and ultimately to achieve profitability with respect to its business operations. There can be no assurance that the Company will sustain this ability or achieve this goal.

Current Assets and Current Liabilities

         During fiscal 1999, current assets declined approximately $89,000 due primarily to a reduction in marketable securities of $8,000 and receivables from affiliated parties of $81,000. Current liabilities decreased by $471,000 in fiscal 1999 compared to fiscal 1998, primarily due to forgiveness of debt of $632,000. Offsetting the reduction, notes payable to related parties increased by $113,000 during fiscal 1999 as a result of borrowings.

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

During fiscal 1998, the Company issued 150,000 shares of its common stock in connection with the acquisition of gold mining properties. The Company's interest in such ventures has been valued in the fiscal 1998 balance sheet at $181,000.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The reports of Company's Independent Auditors appear at Page F-1 hereof, and the Consolidated Financial Statements of the Company appear at Page F-2 through F-9 hereof.

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

                                    PART III.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table sets forth certain information regarding the directors and executive officers of the Company and its subsidiaries, including the business experience of each for at least the past five years:

                                                                     Director         Officer
                  Name                               Age               Since            Since

                  Paul J. Montle                     52                1993             1993
                  Chairman of the
                  Board, President and
                  Chief Executive Officer

                  Roger W. Cope                      58                1993             -----
                  Director

                  C. Thomas Cutter                   59                1993             -----
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

         C. Thomas Cutter has served as a Director of the Company since December 1992. For over 14 years, he has served as President, Director and sole shareholder of Cutter Fire Brick Co., Inc. and Cutter Northern Refractories, Inc., both of which are engaged in the repair and maintenance of industrial heat enclosures. For over 24 years, Mr. Cutter has served as President, Director and sole shareholder of Cutter Ceramics, Inc., a manufacturer and distributor of art clay.

        Each officer of the Company generally serves at the pleasure of the Board of Directors.

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

         Stock Options. The 1993, 1994 and 2000 Stock Option Plans were adopted for the purpose of promoting the interests of the Company and its stockholders by attracting and retaining executive officers and other key employees of outstanding ability. Options are granted to eligible participants based upon their potential impact on corporate results and on their individual performance. Generally, options are granted at market value, vest over a number of years, and are dependent upon continued employment. The Committee believes that the grant of time-vested options provides an incentive that focuses the executive officers' attention on managing the business from the perspective of owners with an equity stake in the Company. It further motivates executive officers to maximize long-term growth and profitability because value is created in the options only as the Company's stock price increases after the option is granted.

                                              The Compensation Committee:
                                              Paul J. Montle
                                              C. Thomas Cutter


                           Summary Compensation Table

         The following table sets forth the compensation paid by the Company and its subsidiaries to the Chief Executive Officer. No other executive officer whose total annual salary and bonus for the fiscal year ended June 30, 1999, 1998 or 1997 exceeded $100,000 for services in all capacities to the Company and its subsidiaries.

                                                 Summary Compensation Table (1)

                                                    Annual                                       Long-Term
                                                    Compensation                                 Compensation

         (a)                        (b)              (c)                        (g)

         Name and                   Fiscal                            Securities Underlying
         Principal                  Year                              Stock Options
         Position                   Ended           Salary            (Number of Shares)
         Paul J. Montle             6/30/99          $124,019(2)                                     -0-
         Chairman and               6/30/98          $183,225          290,000
         Chief Executive            6/30/97          $200,912          500,000
         Officer
-----------------

(1) The Columns designated by the SEC for the reporting of certain annual compensation (including bonuses and other annual compensation) and certain long-term compensation (including awards of restricted stock, long term incentive plan payouts, and all other compensation) have been eliminated as no such bonuses, other annual compensation, awards, payouts or compensation were awarded to, earned by or paid to any specified person during any fiscal year covered by the table.
(2) Of this amount, only $29,673 was actually paid while the remaining $94,346 was accrued.

                               Stock Option Grants

         The Company did not grant any stock options during the fiscal year ended June 30, 1999.

                  Option Exercises/Value of Unexercised Options

         The following table sets forth the number of securities underlying options exercisable at June 30, 1999, and the value at June 30, 1999 of exercisable in-the-money options remaining outstanding as to the Chief Executive Officer of the Company. No SAR's of any kind have been granted.

                                         Aggregated Option Exercises in Last
                                    Fiscal Year and Fiscal Year End Option Values

(a)                                         (d)                                         (e)

                                    Number of Securities
                                    Underlying Unexercised                      Value of Unexercised
                                    Options at June 30, 1999                    In-the-Money Options at
                                    (Numbers of Shares)                         June 30, 1999
Name                                Exercisable      Unexercisable              Exercisable      Unexercisable

Paul J. Montle                              591,600           200,000                      (2)                        (2)
---------------------

(1) The Columns designated by the SEC for the reporting of the number of shares acquired on exercise, the value realized, and the number and value of unexercisable options have been eliminated as no options were exercised and no unexercisable options existed during the fiscal year covered by the table.
(2) The average of the closing bid and ask prices of the Common Stock on June 30, 1999 on the NASDAQ Stock Market was $.04, which was less than the exercise price of all options reported in the table.

                                   Other Plans

         The Company has no other deferred compensation, pension or retirement plans in which executive officers participate.

                             Compensation Agreements

         The Company currently has no written employment contracts or other written compensation agreements with any of its current executive officers.

                        Compliance with Section 16(a) of
                           the Securities Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Officers, directors and greater than 10 percent stockholders are required to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the forms received by the Company, or written representations from certain reporting persons that no Form 5 reports were required for those persons, the Company believes that during the year ended June 30, 1999, all filing requirements applicable to the Company's officers, directors and greater than 10 percent shareholders were satisfied.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth certain information as of June 30, 1999 concerning the beneficial ownership of the Common Stock (i) by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock; (ii) by each director; (iii) by each executive officer named in the Summary Compensation Table under "Executive Compensation," below; and (iv) by all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

                                                                                      Shares of
                                                                      Common Stock Beneficially Owned (1)

         Name and Address of Beneficial Owner                          Number                    Percent

         Paul J. Montle                                                 2,111,434(2)              9.86%
           Rivercourt
           17 - 19 Sir John Rogersons Quay
           Dublin 2
           Ireland

         Roger W. Cope                                                1,355,798(3)               6.33%
           5663 East Nine Mile Rd.
           Warren, Michigan 48901

         C. Thomas Cutter                                                 2,200(4)                (5)
           82 Olympia Ave.
           Woburn, Massachusetts 01801

         Kent E. Lovelace, Jr.                                        2,497,058(6)              11.66%
           1105 30th Ave., Suite 200
           Gulfport, Mississippi 39501

         David W. Tice & Associates, Inc.                             1,573,000(7)               7.34%
           8140 Walnut Hill Lane, Suite 405
           Dallas, Texas 75231

         Prudent Bear Fund, Inc.                                      1,420,000(8)               6.63%
           8140 Walnut Hill Lane, Suite 405
           Dallas, Texas 75231

         All directors and officers
         as a group (three persons)                                   3,469,432(9)              16.20%

---------------------

(1) Includes shares of Common Stock beneficially owned pursuant to options and warrants exercisable on the June 30, 1999 or within 60 days thereafter.
(2) Includes 1,502,483 shares of Common Stock directly owned, 17,351 shares of Common Stock held by Travis Partners, G.P., a general partnership in which Mr. Montle has a 51.67% interest and a trust for the benefit of Mr. Montle's children has a 15% interest, and 591,600 shares of Common Stock beneficially owned pursuant to non-qualified stock options currently exercisable. Does not include 400,000 shares of Common Stock owned by trusts for the benefit of Mr. Montle's children, all such shares of which Mr. Montle disclaims beneficial ownership.
(3) Includes 1,349,398 shares directly owned and 6,400 shares of Common Stock beneficially owned pursuant to stock options currently exercisable. Does not include 12,000 shares owned by Elizabeth Cope, Mr. Cope's wife, all such shares of which Mr. Cope disclaims beneficial ownership.
(4) Includes 200 shares directly owned, and 2,000 shares beneficially owned pursuant to stock options immediately exercisable. Does not include 14,345 shares owned by Sasiree Cutter, Mr. Cutter's wife, all such shares of which Mr. Cutter disclaims beneficial ownership.
(5)      Less than 1%
(6) Includes 2,064,658 shares directly owned, 358,000 shares of Common Stock beneficially owned pursuant to non-qualified stock options currently exercisable, 68,000 shares beneficially owned pursuant to currently exercisable warrants, and 6,400 shares held by Equitrust Mortgage Corporation, a corporation for which Mr. Lovelace acts as President and Chief Executive Officer. Does not include 36,000 shares owned by Cheryl Lovelace, Mr. Lovelace's wife, all such shares of which Mr. Lovelace disclaims beneficial ownership.
(7) Shares beneficial ownership over 1,420,000 shares with Prudent Bear Fund, Inc. Moreover, the information set forth with respect to this stockholder was obtained from a Schedule 13D filed by such stockholder with the U.S. Securities and Exchange Commission.
(8) Shares beneficial ownership over 1,420,000 shares with David W. Tice & Associates, Inc. Moreover, the information set forth with respect to this stockholder was obtained from a Schedule 13D filed by such stockholder with the U.S. Securities and Exchange Commission.
(9) Includes 2,852,081 shares directly owned; 600,000 shares beneficially owned pursuant to stock options and warrants currently exercisable; and 17,351 shares beneficially owned indirectly through affiliated entities.


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

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

1.  Consolidated Financial Statements:

         Report of Independent Auditor .........................................................................F-1

         Consolidated Balance Sheets as of June 30, 1999 ...................................................... F-2

         Consolidated Statements of Income for the years ended
         June 30, 1999 and 1998 ............................................................................... F-3

         Consolidated Statements of Stockholders' Equity for the
         years ended June 30, 1999 and 1998 ....................................................................F-4

         Consolidated Statements of Cash Flows for the years
         ended June 30, 1999 and 1998 ......................................................................... F-5

         Notes to Consolidated Financial Statements ............................................................F-6

2.  Financial Statement Schedule:

         Schedule II - Valuation and Qualifying Accounts

3.  Exhibits:

         The following exhibits are filed with this Annual Report or are incorporated herein by reference:

         Exhibit
         Number            Description

         4.01              Certificate  of  Incorporation  of the Company filed December 30, 1992 is  incorporated  herein by reference from the Company's (SEC File No. 33-57998-D) Form SB-2  Registration  Statement filed April 29,
                           1993, Item 27(a), Exhibit 3.1.
         4.02              Bylaws of the Company are  incorporated  herein by reference from the Company's (SEC File No. 33-57998-D)
                           Form SB-2 Registration Statement filed April 29, 1993, Item 27(a), Exhibit 3.2.
         4.03              Certificate of Amendment of Certificate of Incorporation of the Company is incorporated  herein by reference from the Company's (SEC File No.  33-57998-D)  Form SB-2  Registration  Statement filed April
                           29, 1993, Item 27(a), Exhibit 3.5..
         4.04              Amendment to Certificate of Incorporation filed February 2, 1995 is incorporated herein by reference from the Company's (SEC File No.  0-21566) Report on Form 10-Q for the period ended December 31, 1994, Item 6,
                           Exhibit 3.01
         4.05              Certificate of Designation, Preferences, Rights and Limitations of 12% Senior Convertible Preferred Stock
                           of the Company filed January 25, 1993, is incorporated  herein by reference from the Company's (SEC File
                           No. 33-57998-D) Form SB-2 Registration Statement filed April 29, Item 27(a), Exhibit 4.1.
         4.06              Certificate of Amendment of Certificate of  Incorporation of the Company filed June 26, 1996 is incorporated herein by reference from the Company's (SEC File No. 0-21566) Annual Report on Form 10-K for
                           the year ended June 30, 1996, Part IV, Item 14(c), Exhibit 4.06.
         10.01             The Company's 1993 Stock Option Plan is  incorporated
                           herein by reference  from the Company's (SEC File No.
                           33-57998-D ) Form SB-2  Registration  Statement filed
                           April 29, 1993, Item 27(a), Exhibit 10.8.
         10.02             Amendment  to the Company  1993 Stock  Option Plan is
                           incorporated  herein by reference  from the Company's
                           (SEC  File No.  0-21566)  Report on Form 10-Q for the
                           period  ended  September  30,  1994,  Item 6, Exhibit
                           10.8.
         10.03             Amendment  No. 2 to the  Company  1993  Stock  Option  Plan is  incorporated  herein by  reference  from the Company's  (SEC File No.  0-21566)  Report on Form 10-Q for the period  ended  December  31,  1994,
                           Item 6, Exhibit 10.02.
         10.04             Amendment  No. 3 to the  Company  1993  Stock  Option  Plan is  incorporated  herein by  reference  from the Company's  (SEC File No.  0-21566)  Report on Form 10-Q for the period  ended  December  31,  1994,
                           Item 6, Exhibit 10.03.
         10.05             The Company's  1994 Employee  Stock  Purchase Plan is
                           incorporated  herein by reference  from the Company's
                           (SEC  File No.  0-21566)  Report on Form 10-Q for the
                           period ended December 3, 1994, Item 6, Exhibit 10.06.
         10.06             The Company's  Capital  Accumulation  Plan is incorporated  herein by reference from the Company's (SEC
                           File No. 0-21566) Report on Form 10-Q for the period ended December 31, 1994, Item 6, Exhibit 10.07.
         10.07             The Company's 1994 Stock Option Plan for Non-Employee Directors is incorporated  herein by reference from the Company's (SEC File No.0-21566) Report on Form 10-Q for the period ended  December 31, 1994,  Item 6,
                           Exhibit 10.08.
         10.08             The Company's 1998  Consultant  Compensation  Plan is
                           incorporated  herein by reference  from the Company's
                           (SEC File No.  333-31963)  Registration  Statement on
                           Form S-8 filed July 24, 1997, Exhibit 4.2.
         10.09             The Company's Fiscal 2000 Non-Qualified  Stock Option Plan is incorporated  herein by reference  from the
                           Company's (SEC File No. 333-87825) Registration Statement on Form S-8 filed  September 27, 1999,  Exhibit
                           4.2.
         10.10             The Company's 1999  Consultant  Compensation  Plan is
                           incorporated  herein by reference  from the Company's
                           (SEC File No.  333-65761)  Registration  Statement on
                           Form S-8 filed October 15, 1998, Exhibit 4.2.
         10.11             Letter Employment Agreement dated March 13, 1998 between the Company and Terry Christopher is incorporated herein by reference  from the  Company's  (SEC File No.  0-21566)  Annual Report on Form
                           10-SBK for the year ended June 30, 1998, Part IV, Item 14(c), Exhibit 10.28.
         10.12             Letter  Employment  Agreement  dated  June  11,  1998
                           between  the  Company,  Desert  Minerals,  Inc.,  SWM
                           Ventures,  Inc.  and  Martin  Blake  is  incorporated
                           herein by reference  from the Company's (SEC File No.
                           0-21566)  Annual  Report on Form  10-SBK for the year
                           ended June 30,  1998,  Part IV, Item  14(c),  Exhibit
                           10.29.
         10.13             Amended and Restated Agreement dated September  1, 1999  between  Genesee  Holdings,  Inc.,  successor in interest to GFL Ultra Fund, Ltd., on the one hand, and the Company and Paul J. Montle, on the other hand.
         21.01             Subsidiaries of Registrant.
         27                Financial Data Schedule


          (b)     Reports on Form 8-K

                  The Registrant filed no report on Form 8-K during the last quarter of its 1999 fiscal year.

                          Independent Auditors' Report


To the Board of Directors and Stockholders
  LS Capital Corporation
  Houston, Texas

We have audited the accompanying consolidated balance sheets of LS Capital Corporation as of June 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LS Capital Corporation as of June 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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


October 5, 1999

Malone & Bailey, PLLC
Houston, Texas

                             LS CAPITAL CORPORATION
                                 Balance Sheets


                                                                                - As of June 30, -
         (in thousands)                                                           1999    1998
-----------------------------------------------------------------------------------------------

                           ASSETS
Current Assets
  Marketable securities                                                                   $          8
  Receivable from affiliated parties                                                                81
                                                                                            ----------

         Total Current Assets                                                                       89


Land held for resale                                                   $        22                  22
Equity investment in gold mining ventures                                                          181
Other assets                                                                                         9
                                                                       -----------         -----------

         TOTAL ASSETS                                                  $        22        $        301
                                                                       ===========         ===========



                  LIABILITIES
Current Liabilities
  Accounts payable                                                     $      586         $      1,136
  Accrued expenses                                                            237                  196
  Notes payable to related parties                                            123                   10
  Redemption payable - redeemable preferred stock                                                   75
                                                                       -------------         ---------

         Total Current Liabilities                                            946                1,417
                                                                       -------------         ---------

Minority interest in subsidiaries
Contingent liabilities

Stockholders' Equity
  Preferred stock, par value $.01, 10,000,000
    shares authorized, no shares issued or
    outstanding
  Common stock, par value $.01, 50,000,000
    shares authorized, 21,718,000 and
    17,598,000 shares issued and outstanding                                  217                  176
  Paid in capital                                                          27,068               26,906
  Accumulated deficit                                                     (28,210)             (28,198)
                                                                          --------              --------

         Total Stockholders' Equity Deficit                               (   924)             ( 1,116)
                                                                           --------              --------

         TOTAL LIABILITIES AND STOCKHOLDERS'
                  EQUITY                                            $          22          $       301
                                                                      =============        ===========







      See summary of accounting policies and notes to financial statements.
                                       F-2


                             LS CAPITAL CORPORATION
                                Income Statements


                                                                                          Year Ended June 30,
         (in thousands)                                                                    1999          1998
---------------------------------------------------------------------------------------------------------------

REVENUES                                                                                 $      3         -

OPERATING EXPENSES
  Mining exploration costs                                                                    162          935
  General and administrative                                                                  588        1,652
  Depreciation and amortization                                                                 3            5
                                                                                         ---------       -----

         OPERATING (LOSS)                                                                 (   750)     ( 2,592)
                                                                                          --------     --------

Other Income (Expense)
  Debt forgiveness income                                                                     632
  Gain on sale of marketable equity securities                                                106           64
  Interest expense                                                                                       (  25)
                                                                                          --------      -------
         (LOSS) FROM CONTINUING OPERATIONS                                                (    12)      (2,553)

DISCONTINUED BUSINESS - Papone's Casino, LLC
  Loss on foreclosure                                                                                  (    52)
                                                                                          ---------  ----------

         NET (LOSS)                                                                      $(    12)     $( 2,605)
                                                                                           ========    ========




NET (LOSS) PER COMMON SHARE
  Continuing operations                                                                  $(  0.00)    $(  0.19)
  Discontinued operations                                                                                 0.00
Weighted average common shares outstanding                                             19,143,000   13,481,000



















      See summary of accounting policies and notes to financial statements.
                                       F-3

                             LS CAPITAL CORPORATION
                       Statements of Stockholders' Equity


                                              Common Stock       Paid in    Accum.
         (in thousands)                 Shares          Amount  Capital     Deficit    Totals

         Balances, June 30, 1997        12,150       $   121    $25,374   $(25,593)  $(   98)

Shares issued for cash                   3,111            31        586                  617
  Less:  commission paid                                         (   10)              (   10)

Shares issued for services               2,413            24        882                  906

Shares issued in connection with
-        acquisition of gold
          mining ventures                  150             2        110                  112
-        accrued interest on
          convertible debentures            28                        6                    6

Stock dividend - JVWeb spinoff                                   (    3)              (    3)

Cancellation of share
  Subscriptions                         (  254)      (    2)     (   39)               (   41)

Net (loss)                                                                  ( 2,605)   (2,605)
                                          -------    -------    ---------    -------    -------


         Balances, June 30, 1998        17,598          176      26,906     (28,198)   (1,116)


Shares issued for services               2,620           26         102                   127

Shares issued for debt
  cancellation                           1,500           15          60                    75

Net income                                                                  (    12)   (   12)
                                         -------      -------     -------    --------   -------


         Balances, June 30, 1999       17,598       $   217     $27,068    $(28,210)  $(  924)
                                       ======        =======    =======    ========   =======
















      See summary of accounting policies and notes to financial statements.
                                       F-4

                             LS CAPITAL CORPORATION
                             Statements of Cash Flow


                                                                                     Year Ended June 30,
         (in thousands)                                                               1999         1998
-------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
  Net (loss)                                                                     $(   12)        $(2,605)
  Adjustments to reconcile net income (loss)
    To net cash used in operating activities
         Depreciation and amortization                                                 3               5
         Debt forgiveness income                                                  (  632)
         Gain on sale of marketable securities                                    (  106)
         Stock issued for services                                                   128             906
         Stock issued for mining claims                                              113
         Writedown of mining venture investments                                     184             179
         Writeoff of stock subscriptions receivable                                   41
         Loss on foreclosure of Papone's Casino, LLC                              (   52)
         Stock issued to pay interest expense                                                          6
         Changes in:
           Funds held in law firm trust accounts                                                      73
           Marketable securities                                                                       7
           Receivable from affiliated parties                                         81             365
           Other current assets                                                                        8
           Accounts payable                                                           83             289
           Accrued expenses                                                           41             161
                                                                                  -------          ------
                                                                                  (  230)         (  530)
                                                                                  -------          ------
Cash Flows from Investing Activities
  Proceeds from sale of marketable securities                                        117
  Purchase of mining claims                                                                       (   10)
  Purchase of JVWeb common stock                                                                  (    5)
                                                                                  -------           ------
                                                                                     117           (   15)
                                                                                  -------            ------
Cash Flows from Financing Activities
  Loans from shareholders                                                            113
  Sales of Company common stock                                                                       516
  Reimbursements by attorneys of excess fees
    paid in S-8 stock                                                                                  49
  Payments on redemption payable                                                                   (   25)
                                                                                ----------        --------
                                                                                     113               540

Net increase (decrease) in cash                                                        0            (    5)
         Cash at beginning of year                                                     0                 5
                                                                           --------------          --------

         Cash at end of year                                                    $     0            $     0
                                                                                ========            =======


SUPPLEMENTAL INFORMATION
  Interest paid                                                                 $     0            $     0
  Income taxes paid                                                                   0                  0





      See summary of accounting policies and notes to financial statements.
                                       F-5

                             LS CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Business. LS Capital Corporation ("Company") is a Delaware corporation formed December 30, 1992, to develop and operate casinos and related resort facilities. During the past three years, the Company acquired interests in gold mining claims and exploration and development of those claims. Currently, the Company has no operations. The fiscal year-end is June 30.

Basis of Presentation. The consolidated financial statements include varying ownership interests in nine different currently inactive corporations. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Earnings (Loss) Per Share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect, of common stock equivalents, principally stock options, in years with net income.

Income taxes are not due since the Company has had substantial losses since inception.

Reclassifications of certain prior year amounts were made to conform with the current year presentation.

                             LS CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN

Since inception, the Company has incurred substantial recurring operating losses resulting in cash flow problems. The Company's principal operating subsidiary and sole casino operation, Papone's Casino, was lost through foreclosure in October 1998.

All current gold mining leases have expired, and all related mining assets have been written off, excepting one real estate tract currently held for sale.

The Company has no present intentions regarding its gold mining technologies, and intends to pursue other business prospects, although none are as yet identified.

Ther Company has in the past relied to a large extent upon cash proceeds from stock sales for working capital requirements. There can be no assurance that present or future conditions will be conducive to funding current working capital needs from proceeds from stock sales. Absent stock sales, the Company is uncertain how it is going to fund working capital requirements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE 3 - FORGIVENESS OF DEBT

In the early 1990s, the Company incurred substantial unpaid debts in connection with its casino site exploratory activities through its various subsidiaries. The Company's policy is to recognize as debt forgiveness income any such liabilities for which no attempt at collection has been made for more than the statute of limitations period in each state in which the debts were incurred. During the years ended June 30, 1999 and 1998, $632,000 and $0, respectively, of such liabilities were written off as forgiveness of debt income.


NOTE 4 - INCOME TAXES

Net operating losses of $2,800,000 are available as of June 30, 1999, to offset future taxable income. Of this amount, about $260,000 is restricted to about $15,000 per year, due to the Internal Revenue Code Section 382 limitation relating to significant changes in ownership, which occurred in October 1996. These net operating losses expire mostly in the years 2012 and 2013.


NOTE 5 - REDEEMABLE PREFERRED STOCK

On June 30, 1997, 54 remaining shares of convertible preferred stock were converted into 600,000 common shares valued at $504,800, plus $100,000 payable in 3 installments due on or before December 31, 1997. $25,000 of this obligation was paid in 1998, and the balance was repaid with the issuance of 1,500,000 shares of Company common stock in early 1999.
                                       F-7

                             LS CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - COMMITMENTS AND CONTINGENCIES

As a result of casino development efforts in the years 1993 - 1995 and other business investment transactions, the Company and its subsidiaries have been sued by a number of entities during the past few years. Several of the lawsuits were settled without significant cost to the Company in fiscal 1998 and 1999. During fiscal 1998, three lawsuits were reduced to judgment liens against the Company and are included in accounts payable. There is currently one remaining active lawsuit with a maximum exposure to the Company estimated by management at $30,000. Management believes the likelihood of significant losses on this or any other possible lawsuits is remote, and that any possible future losses in aggregate are not significant.


NOTE 7 - STOCK OPTIONS AND WARRANTS

Beginning in 1997, the Company adopted the disclosure requirements of SFAS 123, Accounting for Stock Based Compensation Plans. The Company's 1993 and 1995 Stock Option Plans provide for the grant of incentive stock options qualifying under the Internal Revenue Code to officers and other employees of the Company, the grant of non-qualified options to directors, employees and consultants of the Company, and opportunities for directors, officers, employees and consultants of the Company to make purchases of stock in the Company. In addition, the Company issues stock warrants from time to time to employees, consultants, stockholders and creditors as additional financial incentives. The plans and warrants issuances are administered by a committee of the Board of Directors of the Company, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any. Both options and warrants carry certain anti-dilution provisions concerning stock dividends or splits, mergers and reorganizations. Options differ from warrants in that most of the options awards have employment termination restrictions, vesting periods and are non-transferable. In contrast, all warrants issued are immediately exercisable and are assignable.

The Company uses the intrinsic value method of calculating compensation expense, as described and recommended by APB Opinion 25, and allowed by SFAS 123. No options or warrants were issued during fiscal 1999. During the year ended June 30, 1998, no compensation expense was recognized for the issuance of these options and warrants because no option prices were below market prices at the date of grant. In addition, no options or warrants have been exercised during these periods. As of June 30, 1999, almost all outstanding warrants are payments for consulting and professional services. Summary information on each are as follows:

                                                              Weighted                           Weighted
                                                                Average                            Average
                                              Options         Share Price         Warrants       Share Price

Outstanding at June 30, 1997:                  818,200          $1.63            472,800         $16.15
Year ended June 30, 1998:
  Granted                                    1,260,000            .44
  Expired                                                                        (38,000)         71.63
                                             ------------       -----            -------         ------

Outstanding at June 30, 1998:                2,078,200          $ .98            434,800         $12.65

                                       F-8

                             LS CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - STOCK OPTIONS AND WARRANTS (continued)

                                                                Weighted            Weighted
                                                                Average             Average
                                                 Options     Share Price  Warrants  Share Price

Outstanding at June 30, 1998:               2,078,200         $  .98     434,800     $12.65
Year ended June 30, 1999:
  Expired                                    (   200)          25.00     (78,000)     75.00
                                                ---------     ------     -------     ------

Outstanding at June 30, 1999:              2,078,000          $  .98     364,800     $ 6.15
                                           =========          ======     =======     ======


Additional disclosures as of June 30, 1999, are:

                                             Options          Options            Options
                                            $.26-$.75         $1.00-$2.03        $15-$122
Total Options
  Number of shares                          1,900,000           161,000           17,000
  Weighted average exercise price              $ 0.47            $ 1.01           $56.69
  Remaining life                               6 years          8 years          5 years
Currently exercisable options
  Number of shares                          1,100,000            81,000           15,200
  Weighted average exercise price              $ 0.41            $ 1.01           $71.69


                                            Warrants           Warrants     Warrants
                                            $.40-$.75          $2 - $5     $28-$62.50
Total warrants
  Number of shares                           106,000          230,000    28,800
  Weighted average exercise price             $ 0.58          $ 2.39     $56.75
  Remaining life                             2 years          2 years    1 year

All warrants are currently exercisable.

Had compensaiton cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the Black-Scholes option-pricing model suggested by SFAS 123, the Company's net losses and loss per share would have been increased to the pro forma amount indicated below:

                                                                                  1999     1998

         Net loss                   - As reported                               $(    12) $( 2,605)
                                    - Pro forma                                  (   196)  ( 3,069)
         Net loss per share         - As reported                               $(  0.00)  (  0.19)
                                    - Pro forma                                  (  0.01)  (  0.22)

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

Dated:   November 9, 1999                          LS Capital Corporation
                                                   (Registrant)

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

Name                                Title                              Date

/s/ Paul J. Montle                  Chairman of              November 9, 1999
Paul J. Montle                      the Board



/s/ Roger W. Cope                   Director                 November 9, 1999
---------------------
Roger W. Cope



/s/ C. Thomas Cutter                Director                November 9, 1999
--------------------------
C. Thomas Cutter

                                 EXHIBITS INDEX

         Exhibit
         Number            Description

         4.01              Certificate of Incorporation of the Company filed December 30, 1992 is incorporated  herein by reference from the Company's  (SEC File No.  33-57998-D)
                           Form SB-2 Registration Statement filed April 29, 1993, Item 27(a), Exhibit 3.1.
         4.02              Bylaws of the Company are  incorporated  herein by reference from the Company's (SEC File No. 33-57998-D)
                           Form SB-2 Registration Statement filed April 29, 1993, Item 27(a), Exhibit 3.2.
         4.03              Certificate  of  Amendment of  Certificate  of  Incorporation  of the
                           Company is  incorporated  herein by reference  from the Company's  (SEC File No.
                           33-57998-D) Form SB-2  Registration  Statement filed April 29, 1993, Item 27(a), Exhibit 3.5..
         4.04              Amendment to Certificate of  Incorporation  filed February 2,
                           1995 is  incorporated  herein  by  reference  from the  Company's  (SEC File No.
                           0-21566)  Report on Form 10-Q for the period ended  December  31, 1994,  Item 6, Exhibit  3.01
         4.05              Certificate  of  Designation,   Preferences,   Rights  and
                           Limitations  of 12% Senior  Convertible  Preferred  Stock of the  Company  filed
                           January 25, 1993, is  incorporated  herein by reference  from the Company's (SEC
                           File No.  33-57998-D)  Form SB-2  Registration  Statement  filed  April 29, Item 27(a),   Exhibit  4.1.
         4.06              Certificate   of  Amendment  of   Certificate  of
                           Incorporation  of the  Company  filed June 26,  1996 is  incorporated  herein by reference from the Company's (SEC File No.  0-21566)  Annual Report on Form 10-K
                           for the year ended June 30, 1996, Part IV, Item 14(c), Exhibit 4.06.
         10.01             The Company's 1993 Stock Option Plan is  incorporated
                           herein by reference  from the Company's (SEC File No.
                           33-57998-D ) Form SB-2  Registration  Statement filed
                           April 29, 1993, Item 27(a), Exhibit 10.8.
         10.02             Amendment  to the Company  1993 Stock  Option Plan is
                           incorporated  herein by reference  from the Company's
                           (SEC  File No.  0-21566)  Report on Form 10-Q for the
                           period  ended  September  30,  1994,  Item 6, Exhibit
                           10.8.
         10.03             Amendment No. 2 to the Company 1993 Stock Option Plan is incorporated herein by reference  from the Company's  (SEC File No.  0-21566)  Report on Form
                           10-Q for the period  ended  December  31, 1994,  Item 6,  Exhibit  10.02.
         10.04             Amendment No. 3 to the Company 1993 Stock Option Plan is incorporated  herein by reference from the Company's (SEC File No.  0-21566) Report on Form 10-Q for the
                           period ended December 31, 1994, Item 6, Exhibit 10.03.
         10.05             The Company's  1994 Employee  Stock  Purchase Plan is
                           incorporated  herein by reference  from the Company's
                           (SEC  File No.  0-21566)  Report on Form 10-Q for the
                           period ended December 3, 1994, Item 6, Exhibit 10.06.
         10.06             The Company's  Capital  Accumulation  Plan is incorporated  herein by reference from the Company's (SEC File No.  0-21566) Report on Form 10-Q for the
                           period ended December 31, 1994, Item 6, Exhibit 10.07.
         10.07             The Company's 1994 Stock Option Plan for Non-Employee Directors is incorporated herein by reference from the  Company's  (SEC File No.  0-21566)  Report on Form 10-Q for the period ended  December  31, 1994,  Item 6,  Exhibit  10.08.
         10.08             The  Company's  1998 Consultant Compensation Plan is
                           incorporated  herein by reference  from the Company's
                           (SEC File No.  333-31963)  Registration  Statement on
                           Form S-8 filed July 24, 1997, Exhibit 4.2.
         10.09             The Company's  Fiscal 2000 Non-Qualified Stock Option Plan is incorporated  herein by reference  from the
                           Company's (SEC File No. 333-87825) Registration  Statement on Form S-8 filed September 27, 1999,  Exhibit
                           4.2.
         10.10             The Company's 1999  Consultant  Compensation  Plan is
                           incorporated  herein by reference  from the Company's
                           (SEC File No.  333-65761)  Registration  Statement on
                           Form S-8 filed October 15, 1998, Exhibit 4.2.
         10.11             Letter  Employment Agreement dated March 13, 1998 between the Company and Terry Christopher is incorporated herein by reference  from the  Company's  (SEC File No.  0-21566)  Annual Report on Form
                           10-SBK for the year ended June 30, 1998, Part IV, Item 14(c), Exhibit 10.28.
         10.12             Letter  Employment  Agreement  dated  June  11,  1998
                           between  the  Company,  Desert  Minerals,  Inc.,  SWM
                           Ventures,  Inc.  and  Martin  Blake  is  incorporated
                           herein by reference  from the Company's (SEC File No.
                           0-21566)  Annual  Report on Form  10-SBK for the year
                           ended June 30,  1998,  Part IV, Item  14(c),  Exhibit
                           10.29.
         10.13             Amended and Restated  Agreement dated  September 1, 1999  between  Genesee  Holdings,  Inc., successor in interest to GFL Ultra Fund, Ltd., on the one hand, and the Company and Paul J. Montle, on the other hand.
         21.01             Subsidiaries of Registrant.
         27                Financial Data Schedule