Form 10QSB
period 1999-09-30
LS CAPITAL CORP
filed 1999-11-19
CIK 897545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: September 30, 1999

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

APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of common stock, $0.01 par value, outstanding as of September 30, 1999: 28,358,000 shares

Transitional Small Business Disclosure Format (check one):   Yes         No    X

                     LS CAPITAL CORPORATION AND SUBSIDIARIES
                        QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                Page

         Item 1.  Financial Statements

                  Condensed  consolidated  financial  statements  of LS  Capital
                  Corporation and Subsidiaries:

                  Balance sheet as of September 30, 1999                                          3

                  Statements of income for the three months
                            ended September 30, 1999 and 1998                                     4

                  Statements of cash flows for the three months
                            ended September 30, 1999 and 1998                                     5

                  Notes to financial statements                                                   6

         Item 2.  Management's Discussion and Analysis                                            7

PART II. OTHER INFORMATION

          Item 2.  Changes in Securities                                                          7

          Item 6.  Exhibits and Reports on Form 8-K.                                              8

             (a)  Exhibits

             (b)  Reports on Form 8-K

SIGNATURE                                                                                         8


 PART 1.   FINANCIAL INFORMATION

                    Item 1.   Financial Statements

                     LS Capital Corporation and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheet
                               September 30, 1999
                                 (in thousands)

                                     ASSETS

                  Prepaid accounting fees                                                      $            12
                  Mining claim                                                                              50
                  Land held for resale                                                                      21
                                                                                               ---------------
                                                                                               $            83
                                                                                               ===============
           LIABILITIES AND STOCKHOLDERS' EQUITY

                  Current liabilities:
                  Accounts payable and accrued expenses                                          $         791
                  Notes payable to related parties                                                         178
                                                                                               ---------------
                                Total current liabilities                                                  969

           Stockholders' equity:
                         Common stock                                                                      217
                         Additional paid-in capital                                                     27,161
                         Accumulated deficit                                                           (28,265)
                                                                                               ---------------
                                                                                                      (    886)
                                                                                               ---------------
           Commitments, contingencies and other matters
                                                                                                $           83
                                                                                               ===============

                             See accompanying notes

                     LS Capital Corporation and Subsidiaries
                        Unaudited Condensed Consolidated
                              Statements of Income
                    (in thousands, except per share amounts)

                                                                                     Three Months Ended
                                                                                          September 30
                                                                                     1999           1998

REVENUES                                                                            $    10        $     -

OPERATING EXPENSES
     Equity in loss of unconsolidated mining subsidiaries                                              25
     General and administrative                                                          64           161
     Depreciation and amortization                                                                      1
                                                                                    ---------   ---------
                                                                                         64           187
                                                                                    ---------   ---------

OPERATING LOSS                                                                      (    54)     (    187)

OTHER INCOME AND EXPENSE
     Gain on sale of marketable securities                                                             27
                                                                                  -----------   ----------


NET INCOME (LOSS)                                                                 $ (    54)    $ (   160)
                                                                                  ===========  ==========

NET INCOME (LOSS) PER COMMON SHARE                                                   $(0.00)    $   (0.01)
WEIGHTED AVERAGE COMMON SHARES
       OUTSTANDING                                                                   21,718        17,598




                                                        See accompanying notes

                     LS Capital Corporation and Subsidiaries
                        Unaudited Condensed Consolidated
                            Statements of Cash Flows
                                 (in thousands)

                                                                                Three Months Ended
                                                                                   September 30
                                                                                 1999       1998

CASH FLOWS FROM OPERATING  ACTIVITIES
         Net loss                                                                ($ 54)   ($    160)
         Adjustments:
            Depreciation and amortization                                                         1
            Stock issued for services                                               53
            Mining equity writedown                                                       (      44)
            Changes in:
                  Receivable from affiliated parties                                             81
                  Other current assets                                                     (      2)
                  Accounts payable                                                (  4)          40
                  Due to related parties                                             5           10
                  Accrued payroll taxes and other                                                47
                                                                                -------   ----------
                                                                                    -       (    27)

CASH FLOWS FROM INVESTING ACTIVITIES
         Sale of JVWeb common stock                                                              27
                                                                                -------   ---------
INCREASE (DECREASE) IN CASH AND CASH
                EQUIVALENTS                                                          0            0

CASH AND CASH EQUIVALENTS
         Beginning of period                                                          0           0
                                                                                -------     -------
         End of period                                                          $     0     $     0
                                                                                =======     ========






                             See accompanying notes

                     LS Capital Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                      Three Months Ended September 30, 1999

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial statements contained herein should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1999 included in the Company's Annual Report on Form 10-KSB. Accordingly, footnote disclosure which would substantially duplicate the disclosure in the audited consolidated financial statements has been omitted.

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results for the unaudited nine months ended September 30, 1999 and 1998. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

2. The Company acquired a minerals claim in British Columbia, Canada in exchange for a promissory note for $50,000, due September 30, 2001, and bearing interest at 8%. This note is convertible at anytime into 2,500,000 shares of Company common stock.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

      At September 30, 1999, the Company has a working capital deficiency of $997,000 compared to a deficit of $1,525,000 at September 30, 1998. The lower deficiency was primarily due to forgiveness of debt during the period ended June 30, 1999.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 and 1998

The Company had incurred a net loss of $1,000 or $.00 a share, as compared to net loss of $160,000 or $0.01 per share for the comparable period in the prior year. The change of $159,000 was attributable primarily to the reduction in operating expenses.


PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES.

     On or about September 30, 1999, the Company issued to a Canadian corporation a convertible promissory note (the "Note") in the original principal amount of $50,000 in exchange for the conveyance to the Company of a mineral claim. The Note is convertible at any time into 2,500,000 shares of the Company's common stock. The Note was, and the shares into which the Note are convertible will be, issued in reliance on the exemption provided for by Regulation D under the Securities Act of 1933.

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

                                        LS CAPITAL CORPORATION
                                             (Registrant)


                                        By: /s/    Paul J. Montle
                                            Paul J. Montle
                                            President, Chief Executive Officer
                                            and Chief Financial Officer

Dated: November 15, 1999

                                 EXHIBITS INDEX

           Exhibit
           Number             Description


           27              Financial Data Schedule