Form 10QSB
period 1999-12-31
LS CAPITAL CORP
filed 2000-02-22
CIK 897545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      Quarterly report pursuant to Section 13 or 15(d) of the Securities
                Exchange Act of 1934
                For the quarterly period ended:  December 31, 1999

[  ]     Transition report pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934
                For the transition period from _______ to _________

                                                 Commission file number: 0-21566
                                                             -------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE  PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes No

APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of common stock, $0.01 par value, outstanding as of December 31, 1999: 31,508,000 shares

Transitional Small Business Disclosure Format (check one):   Yes         No   X
                                                                 ------     ----

                     LS CAPITAL CORPORATION AND SUBSIDIARIES
                         QUARTER ENDED DECEMBER 31, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                          Page

         Item 1.  Financial Statements

                  Condensed consolidated financial statements of

                  LS Capital Corporation and Subsidiaries:

                  Balance sheet as of December 31, 1999                                           3

                  Statements of income for the six months
                           ended December 31, 1999 and 1998                                       4

                  Statements of income for the three months
                            ended December 31, 1999 and 1998                                      5

                  Statements of cash flows for the six months
                            ended December 31, 1999 and 1998                                      6

                  Notes to condensed consolidated financial statements                            7

         Item 2.  Management's Discussion and Analysis                                            8

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.                                               9

             (a)  Exhibits

             (b)  Reports on Form 8-K

SIGNATURE                                                                                         9


 PART 1.   FINANCIAL INFORMATION

                    Item 1.   Financial Statements

                     LS Capital Corporation and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheet
                                December 31, 1999
                                 (in thousands)

                                     ASSETS

                  Mining claim                                                                               $      50
                  Land held for resale                                                                              21
                  Prepaid accounting fees                                                                            4
                                                                                                             -----------
                                                                                                             $      75
                                                                                                             =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

           Current liabilities:
                  Accounts payable and accrued expenses                                                     $      783
                  Notes payable to related parties                                                                 174
                                                                                                                   ---

                                Total current liabilities                                                          957

           Stockholders' equity:
                         Common stock                                                                              315
                         Additional paid-in capital                                                             27,142
                              Accumulated deficit                                                              (28,339)
                                                                                                               -------
                                                                                                              (    882)
                                                                                                              --------

           Commitments, contingencies and other matters
                                                                                                            $       75
                                                                                                            ==========

                                                       See accompanying notes

                     LS Capital Corporation and Subsidiaries
                        Unaudited Condensed Consolidated
                              Statements of Income
                    (in thousands, except per share amounts)

                                                                                    Six Months Ended
                                                                                       December 31
                                                                                     1999           1998
                                                                                     ----           ----

REVENUES                                                                         $        8        $     -

OPERATING EXPENSES
     Equity in loss of unconsolidated mining subsidiaries                                              93
     General and administrative                                                         136           350
     Depreciation and amortization                                                                      1
                                                                                   ---------      -------
                                                                                        136           444


OPERATING LOSS                                                                       (  128)     (    444)

OTHER INCOME AND EXPENSE
     Gain on sale of marketable securities                                                             79
     Other                                                                                              4
                                                                                    ------------    --------


NET INCOME (LOSS)                                                                $ (   128)      $ (  361)
                                                                                  ===========   ==========

NET INCOME (LOSS) PER COMMON SHARE                                                  $(0.00)     $   (0.01)

WEIGHTED AVERAGE COMMON SHARES
       OUTSTANDING                                                                  26,433        17,598




                             See accompanying notes

                    LS Capital Corporation and Subsidiaries
                        Unaudited Condensed Consolidated
                              Statements of Income
                    (in thousands, except per share amounts)

                                                                                   Three Months Ended
                                                                                     September 30
                                                                                     1999           1998
                                                                                     ----           ----

REVENUES                                                                           $    -          $     -

OPERATING EXPENSES
     Equity in loss of unconsolidated mining subsidiaries                                 -               69
     General and administrative                                                          63              186
     Depreciation and amortization                                                       -                 2
                                                                                     ---------           -------

                                                                                        63               257
                                                                                    ---------           ---------

OPERATING LOSS                                                                    (    63)            ( 257)

OTHER INCOME AND EXPENSE
     Gain on sale of marketable securities                                                               52
     Other                                                                                                4
                                                                                 -----------         --------


NET INCOME (LOSS)                                                              $ (    63)        $ (   201)
                                                                                ===========        ==========

NET INCOME (LOSS) PER COMMON SHARE                                             $   (0.00)       $    (0.01)

WEIGHTED AVERAGE COMMON SHARES
       OUTSTANDING                                                                30,425            17,598




                             See accompanying notes

                     LS Capital Corporation and Subsidiaries
                        Unaudited Condensed Consolidated
                            Statements of Cash Flows
                                 (in thousands)

                                                                                Six Months Ended
                                                                                  December 31

                                                                                1999         1998

CASH FLOWS FROM OPERATING  ACTIVITIES
         Net loss                                                               ($128)    ($   361)
         Adjustments:
            Depreciation and amortization                                                                                   1
            Stock issued for services                                             168          122
                Changes in:
                  Accounts receivable                                                          109
                  Accounts payable and accrued expenses                        (   41)          50
                                                                                -------   ----------
                                                                               (    1)     (    79)

CASH FLOWS FROM INVESTING ACTIVITIES
         Gain on sale of marketable securities                                                  80
                                                                                ---------  ----------

INCREASE (DECREASE) IN CASH AND CASH
                EQUIVALENTS                                                    (     1)          1
CASH AND CASH EQUIVALENTS
         Beginning of period                                                         1           0
                                                                                 ---------    --------
         End of period                                                          $    0       $   1
                                                                                 ========     ========






                             See accompanying notes

                     LS Capital Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                      Three Months Ended December 31, 1999

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

              In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the results for the unaudited six months ended December 31, 1999 and 1998. The results of operations for an interim period are not necessarily indicative of the results to be expected for a full year.

2. The Company acquired a minerals claim in British Columbia, Canada from a stockholder in exchange for a promissory note for $50,000, due September 30, 2001, and bearing interest at 8%. This note is convertible at anytime into 2,500,000 shares of Company common stock.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

      At December 31, 1999, the Company has a working capital deficiency of $957,000 compared to a deficit of $1,473,000 at December 31, 1998. The lower deficiency was primarily due to forgiveness of debt during the period ended June 30, 1999.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended December 31, 1999 and 1998

The Company had incurred a net loss of $63,000 or $.00 a share, in the 1999 quarter as compared to net loss of $201,000 or $0.01 per share for the comparable period in the prior year. The change of $138,000 was attributable primarily to the reduction in operating expenses.

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

                                            LS CAPITAL CORPORATION
                                                     (Registrant)


                                            By:      /s/    Paul J. Montle
                                              Paul J. Montle
                                              President, Chief Executive Officer
                                              and Chief Financial Officer

Dated: February 22, 2000

                                 EXHIBITS INDEX

           Exhibit

           Number             Description

           27              Financial Data Schedule