Form 10QSB
period 2000-03-31
LS CAPITAL CORP
filed 2000-05-19
CIK 897545

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: March 31, 2000

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

     The number of shares of common stock, $0.01 par value, outstanding as of March 31, 2000: 34,293,000 shares

Transitional Small Business Disclosure Format (check one): Yes No X ------ ----

                     LS CAPITAL CORPORATION AND SUBSIDIARIES

                          QUARTER ENDED MARCH 31, 2000

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                          Page

         Item 1.  Financial Statements

                  Condensed consolidated financial statements of

                  LS Capital Corporation and Subsidiaries:

                  Balance sheet as of March 31, 2000                                     3

                  Statements of income for the three and nine months
                           ended March 31, 2000 and 1999                                 4

                  Statements of cash flows for the nine months
                            ended March 31, 2000 and 1999                                5

                  Notes to condensed consolidated financial statements                   6

         Item 2.  Management's Discussion and Analysis                                   7

PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings                                                      8

        Item 6.  Exhibits and Reports on Form 8-K.                                      8

             (a)  Exhibits

             (b)  Reports on Form 8-K

SIGNATURE                                                                               9

 PART 1.   FINANCIAL INFORMATION

 Item 1.   Financial Statements

                             LS Capital Corporation
                                  Balance Sheet
                              As of March 31, 2000
                                 (in Thousands)

                      ASSETS

Cash                                                            $      0
Mining claim                                                          50
Loan receivable                                                       22
Prepaid professional                                                   3
                                                                  --------

     Total Assets                                               $     75
                                                                ========


      LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                                                $    537
Accrued officer salary                                               162
Accrued expenses                                                     143
Cash advances by shareholders                                        174
                                                                  --------

     Total Liabilities                                             1,016
                                                                  --------

Preferred stock, $0.01 par, 10,000,000 shares
     Authorized, 0 shares issued and outstanding
Common stock, $0.01 par, 50,000,000 shares
     authorized, 34,293,031 shares issued and
     outstanding                                                     343
Paid-in capital                                                   27,253
Retained Earnings                                                (28,537)
                                                                 --------

     Total Stockholders' Equity                                  (   941)
                                                                 --------

     Total Liabilities & Stockholders' Equity                   $     75
                                                                 ========


                                                    3 Months          9 Months         3 Months          9 Months
                                                      Ended             Ended            Ended             Ended
                                                     Mar. 31,          Mar. 31,        Mar. 31,          Mar. 31,
                                                       2000              2000            1999              1999
                                                   ----------        ----------       ----------        -------


REVENUES                                                $   0            $   0             $   0             $   0

EXPENSES

    General & administrative                              191              327                 6               357
    Equity in loss of mining
      subsidiaries                                                                            74               167
                                                      --------           -----               -----         --------

                                                          191              327                80               524
                                                        -----             -----              -----             -----

    Operating (Loss)                                     (191)            (327)             ( 80)             (524)

Gain on sale of marketable
    securities                                                                                23               102
Other income                                                                                                     4
                                                      --------          -------          -------              -----


       NET LOSS                                         $(191)           $(327)            $( 57)            $(418)
                                                        =====            =====             =====             =====


NET LOSS PER COMMON SHARE                               $(.01)           $(.01)            $(.00)            $(.02)

WEIGHTED AVERAGE COMMON
       SHARES OUTSTANDING                          33,218,031       28,253,587        17,598,000        18,398,000


                             LS Capital Corporation
                            Statements of Cash Flows
                For the Nine Months Ended March 31, 2000 and 1999
                                 (in Thousands)

                                                                                      9 Months           9 Months
                                                                                        Ended              Ended
                                                                                       March 31,          March 31,
                                                                                         2000               1999
                                                                                       ---------        --------

CASH FLOWS FROM OPERATIONS
   Net deficit                                                                             $(327)            $(418)
   Adjustments to reconcile net
     deficit to cash provided
       from operating activities
         Mining equity writedown                                                                               168
         Gain on sale of securities                                                                           (102)
         Common stock issued for
           services                                                                          249               122
         Changes in:
           Accounts receivable                                                                                 267
      Net changes in:
           Accrued expenses                                                                  68
           Accounts payable                                                                ( 21)              (145)
                                                                                          -----             -----
     NET CASH USED BY OPERATING
         ACTIVITIES                                                                        ( 31)              (108)
                                                                                           -----             -----

CASH FLOWS FROM INVESTING ACTIVITIES
   Gain on sale of marketable securities                                                                       108
                                                                                          -----               -----

CASH FLOWS FROM FINANCING ACTIVITIES
   Loans from shareholders                                                                     1
   Issuance of common stock                                                                   30
                                                                                           -----
     NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                                                             31
                                                                                           -----

     NET INCREASE (DECREASE) IN CASH                                                           0                 0
     CASH BEGINNING                                                                            0                 1
                                                                                           -----             -----

     CASH ENDING                                                                           $   0             $   1
                                                                                           =====             =====



                             LS Capital Corporation
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of LS Capital Corporation, a Texas corporation ("Company"), have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on From 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 1999, as reported in Form 10-KSB, have been omitted.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

      At March 31, 2000, the Company has a working capital deficiency of $991,000 compared to a deficit of $1,437,000 at March 31, 1999. The lower deficiency was primarily due to forgiveness of debt during the period ended June 30, 1999.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 and 1999

The Company incurred a net loss of $191,000 or $.01 a share, in the 2000 quarter as compared to net loss of $327,000 or $0.01 per share for the comparable period in the prior year. The change of $136,000 was attributable primarily to the reduction in operating expenses.

PART II. OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS

     On December 14, 1994, the Company filed a lawsuit in Harris County, Texas against Full House Resorts, Inc. ("Full House"), Allen E. Paulson, Donaldson, Lufkin & Jenrette Securities Corporation and My Dang to enforce the terms of a preliminary agreement executed on September 8, 1994 between the Company and Full House to jointly acquire and relocate a casino to the Company's site in Biloxi, Mississippi. With the agreement of the Company, this litigation was continued in the District Court of Harrison County, Mississippi under case no. A2402950142. Shortly before a summary judgment hearing scheduled in March 1996, the Company's counsel withdrew from the case without the substitution of new counsel. The Company was unable to procure new counsel in time, and the presiding judge granted the defendants' motions for summary judgment. On appeal, the Mississippi Court of Appeals affirmed the summary judgment against the Company as to all of its claims against My Dang, Allen B. Paulson and Donaldson, Lufkin & Jenrette Securities Corporation and its claims of common law fraud against Full House. However, this Court of Appeals reversed the summary judgment against the Company for its claims of breach of contract and breach of fiduciary duties asserted against Full House and remanded these claims to the lower court for a trial on the merits. On April 4, 2000, while the Company was procuring new counsel to continue this proceeding, the trial court entered an order dismissing the Company's claims with prejudice, due to want of prosecution. On that same day, the Circuit Court of Harrison County, Mississippi entered an order granting the Company's Motion for Substitution of Counsel, appointing new counsel for the Company. On April 13, 2000, the Company's new counsel filed a Notice of Appeal regarding the lower court's dismissal order. Although the Company's new counsel plans on vigorously pursuing the Company's claims for damages against Full House, the ultimate outcome of this proceeding can not now be determined.

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

                                              LS CAPITAL CORPORATION
                                                     (Registrant)


                                              By:  /s/ Paul J. Montle
                                              Paul J. Montle
                                              President, Chief Executive Officer
                                              and Chief Financial Officer

Dated: May 19, 2000

                                 EXHIBITS INDEX

           Exhibit

           Number             Description

           27              Financial Data Schedule