Form 10KSB
period 2000-06-30
EURBID COM INC
filed 2000-10-13
CIK 897545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2000

Commission File Number 0-21566

EURBID.COM, INC.
f/k/a“LS Capital Corporation”

(Name of small business issuer in its charter)

Incorporated pursuant to the Laws of the State of Delaware

Internal Revenue Service — Employer Identification No. 84-1219819

21 Patrick Street
Kilkenny, Co. Kilkenny
Ireland
U.S. Voice Mail (713) 784-7995
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

Yes [X]     No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's had no revenues during the fiscal year ended June 30, 2000.

The aggregate market value of the voting stock held by non-affiliates of the registrant on October 11, 2000 was $209,405, based on the closing price of such stock of $.125 on such date. The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of October 11, 2000 was 1,697,457.

Transitional Small Business Disclosure format (Check one): YES [ ] NO [X]

                                                        INDEX

                                                                                                        Page Number
                                                       PART I.

Items 1. & 2.     Business and Properties.                                                               3

Item 3.           Legal Proceedings.                                                                         3

Item 4.           Submission of Matters to a Vote of Security Holders.                                       4

                                                      PART II.

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters.                                                                       5

Item 6.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                                                       6

Item 7.           Financial Statements.                                                                      7

Item 8.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.                                                       7

                                                      PART III.

Item 9.           Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the Exchange Act.                                7

Item 10.          Executive Compensation.                                                                    8

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management.                                                                                9

Item 12.          Certain Relationships and Related Transactions.                                           10

                                                      PART IV.

Item 13.          Exhibits and Reports on Form 8-K.                                                         11

ITEMS 1 and 2. BUSINESS AND PROPERTIES.

        Eurbid.com, Inc. f/k/a “LS Capital Corporation” (“Company”) was organized under the laws of the State of Delaware on December 30, 1992 under the name “Lone Star Casino Corporation” to develop, own and operate casinos and related resort facilities. Prior to May 3, 1993, the Company was a wholly-owned subsidiary of Viral Testing Systems Corporation (“VTS”), then a publicly traded company. The Company became publicly-held through the distribution of certain of its shares of common stock to the stockholders of VTS on May 3, 1993. The Company adopted its current corporate name in October 2000 as a result of the change in its corporate direction described below.

        From its inception and until shortly after the start of fiscal 1997, the Company was involved exclusively in the gaming industry. During fiscal 1997, the Company adopted a significant change in its corporate direction. It decided to focus its efforts on developing precious metals mining prospects, with each project undertaken in a separate corporate subsidiary. The Company organized a number of wholly-owned or partially-owned precious metals/mining subsidiaries that held rights in certain mining claims or properties believed to contain precious metals or in certain mineral extraction technologies. In February 1999, primarily due to the unavailability of capital to develop the Company's technologies further, the Company decided to discontinue its mineral activities and furlough its remaining personnel in the U.S. The Company allowed its mineral interests to lapse. The Company continues to own a five-acre tract of land in Tecopa, California, certain rights to certain mining claims in British Columbia, Canada, miscellaneous equipment believed to have an aggregate fair market value of $25,000 and rights in certain technologies believed to have no meaningful commercial value. The Company intends to dispose of the tract of land, the rights in the mineral claims and the remaining equipment as purchasers can be procured. The Company has no present intentions regarding its technologies.

        Since ceasing its efforts in the precious minerals industry, the Company has been exploring opportunities to develop or acquire one or more businesses in other industries. The Company has been focusing specifically on Internet-related businesses, and has considered certain Internet-related businesses focused on the European market. However, the Company does not now any particular prospect under consideration in any meaningful sense, and the nature of the business in which the Company will engage in the future, the terms and circumstances under which the Company will engage in such business and even whether or not the Company will engage in a future business, are now uncertain. Nonetheless, the Company believed that the possibility of eventually pursuing an Internet-related business focused on Europe was so that great that in October 2000 it changed its corporate name to its present one, which suggests the Internet and Europe.

        The principal executive offices of the Company are located at 21 Patrick Street, Kilkenny, Co. Kilkenny, Ireland, and its U.S. Voice Mail is 713/784-7995. The Company currently has only one employee.

ITEM 3. LEGAL PROCEEDINGS

        On December 14, 1994, the Company filed a lawsuit in Harris County, Texas against Full House Resorts, Inc. (“Full House”), Allen E. Paulson, Donaldson, Lufkin & Jenrette Securities Corporation and My Dang to enforce the terms of a preliminary agreement executed on September 8, 1994 between the Company and Full House to jointly acquire and relocate a casino to the Company’s site in Biloxi, Mississippi. With the agreement of the Company, this litigation was continued in the District Court of Harrison County, Mississippi under case no. A-2402-95-0142. Shortly before a summary judgment hearing scheduled in March 1996, the Company’s counsel withdrew from the case without the substitution of new counsel. The Company was unable to procure new counsel in time, and the presiding judge granted the defendants’ motions for summary judgment. On appeal, the Mississippi Court of Appeals affirmed the summary judgment against the Company as to all of its claims against My Dang, Allen B. Paulson and Donaldson, Lufkin & Jenrette Securities Corporation and its claims of common law fraud against Full House. However, this Court of Appeals reversed the summary judgment against the Company for its claims of breach of contract and breach of fiduciary duties asserted against Full House and remanded these claims to the lower court for a trial on the merits.

On April 4, 2000, the trial court entered an order granting the Company’s Motion for Substitution of Counsel, appointing new counsel for the Company. On that same day, the trial court entered an order dismissing the Company’s claims with prejudice, due to prior want of prosecution after the first appeal was decided. On April 13, 2000, the Company’s new counsel filed a Notice of Appeal regarding the trial court’s dismissal order. Although the Company’s new counsel plans on vigorously pursuing the Company’s claims for damages against Full House, the ultimate outcome of this proceeding can not now be determined.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted to a vote of the Company’s stockholders during the fourth quarter of fiscal 2000, through the solicitation of proxies or otherwise. However, on August 31, 2000, a special meeting of the Company’s stockholders was convened for the purpose of considering and voting on the following matters:

1.	An amendment of the Certificate of Incorporation of the Company to change the name of the Company from "LS Capital Corporation" to "Eurbid.com, Inc." (the "Corporate Name Change").

2.	An amendment of the Certificate of Incorporation of the Company to effect a 1-for-25 reverse stock split (the “Reverse Stock Split”) of the Company’s Common Stock, $.01 par value per share (“Common Stock”), in which every twenty-five shares of Common Stock outstanding as of the effective date of the amendment will be converted into one share of Common Stock.

3.	The approval of issuances of Common Stock, in the discretion of the Board of Directors, to creditors of the Company (including officers and directors of the Company) in satisfaction of amounts owed by the Company (the “Discretionary Stock Issuances”). As approved by the Company’s stockholders, each Discretionary Stock Issuance to a Company director must be approved by a majority of directors other than the director to be issued the Common Stock. Moreover, the number of shares of Common Stock comprising any Discretionary Stock Issuance must not have an aggregate market value at the time of issuance exceeding the amount being satisfied by the Common Stock if the Common Stock being issued is freely tradeable immediately after issuance, or not have an aggregate market value at the time of issuance twice the amount being satisfied by such issuance if the Common Stock being issued is not freely tradeable immediately after issuance. The restriction on the amount of Common Stock that may be issued places only a maximum amount of Common Stock that may be issued and does not require the Company to issue up to the maximum amount of the restriction. Once a person receives a Discretionary Stock Issuance, such person will not be issued any more Common Stock if the market value of the Common Stock declines, nor will such person be required to reconvey or otherwise forfeit any of the Common Stock issued to him if the market value of the Common Stock increases.

4.	A fourth amendment (the “Amendment No. 4”) to the Company’s 1993 Stock Option Plan authorizing an increase to 6,000,000 shares in the number of shares of the Company’s Common Stock available for issuance of new grants under such plan, of which 1,000,000 shares would be reserved for grants or replacement or reload options.

5.	A first amendment (the “Amendment No. 1”) to the Company’s 1994 Stock Plan for Non-Employee Directors (the “Stock Plan”), authorizing an increase to 500,000 shares in the number of shares of the Company’s Common Stock available for issuance of new grants under such plan.

6.	A second amendment (the “Amendment No. 2”) to the Stock Plan, modifying the timing of grants under such plan and deleting certain requirements and conditions imposed upon grants under such plan. Prior to the approval of Amendment No. 2, the Stock Plan provided that, at the conclusion of each annual meeting of stockholders of the Company, each elected or incumbent Director shall automatically be granted a stock option to purchase 25,000 shares of Common Stock, but only if the Company’s net income for the fiscal year just ended improved over the net income for the prior fiscal year, determined in accordance with generally accepted accounting principals. Amendment No. 2 changed the Stock Plan in several respects. First, instead of the grants automatically occurring at the conclusion of each annual meeting of stockholders of the Company, the grants would be made whenever believed appropriate by a majority of the members of the Company’s Board of Directors who are not eligible for grants pursuant to this Plan (such members are referred to hereinafter as the “Non-Eligible Director Majority”). Second, instead of stock options granted pursuant to the Stock Plan covering a fixed number of shares (specifically 25,000), Amendment No. 2 enables the Non-Eligible Director Majority to grant options pursuant to the Stock Plan covering such number of shares as the Non-Eligible Director Majority believes appropriate, up to the maximum number of shares available under the Stock Plan. Third, Amendment No. 2 deleted the requirement that the Company’s net income for the fiscal year just ended must have improved over the net income for the prior fiscal year.

        All of these matters were approved by the Company’s stockholders. The Corporate Name Change and the Reverse Stock Split became effective on October 3, 2000. The following are the results of the voting on the matters described above.

         1.       Corporate Name Change              For               Against          Abstain        Broker Non-Votes
                                                   27,588,604         1,376,981       162,671                   -0-

         2.       Reverse Stock Split                For               Against          Abstain        Broker Non-Votes
                                                    25,666,451        3,369,553          95,252               -0-

         3.       Discretionary Stock Issuances      For               Against          Abstain        Broker Non-Votes
                                                     5,454,890        3,446,529          53,619          20,218,218

         4.       Amendment No. 4                    For               Against          Abstain        Broker Non-Votes
                                                     1,421,585        4,169,668         363,785          20,218,218

         5.       Amendment No. 1                    For               Against          Abstain        Broker Non-Votes
                                                     4,432,343        4,099,726          422,969         20,218,218

         6.       Amendment No. 2                    For               Against          Abstain        Broker Non-Votes
                                                     4,448,792        4,139,279          366,967         20,218,218

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company’s common stock is traded on the OTC Bulletin Board under the symbol “EURB”. As of June 30, 2000, the Company 1,803 had holders of record. Presented below are the high and low closing bid prices of, the Company’s common stock for the two years ended June 30, 2000.

                                                                   High                      Low
                                                                   ----                      ---
Fiscal year ended June 30, 1999:
                  First Quarter                                   $ .145                    $.055
                  Second Quarter                                    .090                     .040
                  Third Quarter                                     .057                     .032
                  Fourth Quarter                                    .050                     .030

Fiscal year ended June 30, 2000:
                 First Quarter                                    $ .039                    $.020
                 Second Quarter                                     .030                     .013
                 Third Quarter                                      .220                     .028
                 Fourth Quarter                                     .095                     .022

        The Company has never paid cash dividends, and has no intention of paying cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT EVENTS

From its inception and until shortly after the start of fiscal 1997, the Company was involved exclusively in the gaming industry. During fiscal 1997, the Company adopted a significant change in its corporate direction. It decided to focus its efforts on developing precious metals mining prospects, with each project undertaken in a separate corporate subsidiary. The Company organized a number of wholly-owned or partially-owned precious metals/mining subsidiaries that held rights in certain mining claims or properties believed to contain precious metals or in certain mineral extraction technologies. In February 1999, primarily due to the unavailability of capital to develop the Company’s technologies further, the Company decided to discontinue its mineral activities and furlough its remaining personnel in the U.S. The Company allowed its mineral interests to lapse. The Company continues to own a five-acre tract of land in Tecopa, California, certain rights to certain mining claims in British Columbia, Canada, miscellaneous equipment believed to have an aggregate fair market value of $25,000 and rights in certain technologies believed to have no meaningful commercial value. The Company intends to dispose of the tract of land, the rights in the mineral claims, and the remaining equipment as purchasers can be procured. The Company has no present intentions regarding its technologies.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

At June 30, 2000, the Company has a working capital deficiency of $1,046,000 compared to a deficiency of $946,000 at June 30, 1999.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Year Ended June 30, 2000 and 1999

The Company incurred a net loss of $419,202 or $.35 a share, in the year ended June 30, 2000 as compared to net loss of $12,424 or $0.02 per share for the prior year. The change of $406,778 was attributable primarily to non-recurring debt forgiveness and gain on the sale of marketable securities in fiscal 1999 partially offset by lower operating expenses.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The reports of Company’s Independent Auditors appear at Page F-1 hereof, and the Consolidated Financial Statements of the Company appear at Page F-2 through F-8 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..

        Not applicable.

PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table sets forth certain information regarding the directors and executive officers of the Company and its subsidiaries, including the business experience of each for at least the past five years:

                                                                     Director          Officer
                  Name                              Age               Since            Since

                  Paul J. Montle                     53                1993             1993
                  Chairman of the
                  Board, President and
                  Chief Executive Officer

                  Roger W. Cope                      59                1993             -----
                  Director

                  C. Thomas Cutter                   60                1993             -----
                  Director

        Paul J. Montle has served as the Chairman of the Board and Chief Executive Officer of the Company since 1992.

        Roger W. Cope has served as a Director of the Company since 1993. Since 1996, he has served as Vice President - Business Development with Lamb Technicon Machining Systems. From June 30, 1993 until January 16, 1996, Mr. Cope served as President of the Company and Manager of Papone's Palace, Ltd. Liability Co.

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

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

        The following table sets forth the compensation paid by the Company and its subsidiaries to the Chief Executive Officer. No other executive officer whose total annual salary and bonus for the fiscal year ended June 30, 2000, 1999 or 1998 exceeded $100,000 for services in all capacities to the Company and its subsidiaries.

                                                 Summary Compensation Table (1)

                                                          Annual                     Long-Term
                                                          Compensation              Compensation

         (a)                          (b)               (c)                       (g)

         Name and                   Fiscal                                       Securities Underlying
         Principal                  Year                                           Stock Options
         Position                   Ended            Salary                     (Number of Shares)
         -----------------------------------------------------------------------------------------

         Paul J. Montle             6/30/00          $ 90,000(2)                5,000,000
         Chairman and               6/30/99          $124,019(3)                  -0-
         Chief Executive            6/30/98          $183,225                     290,000
         Officer

        (1)The Columns designated by the SEC for the reporting of certain annual compensation (including bonuses and other annual compensation) and certain long-term compensation (including awards of restricted stock, long term incentive plan payouts, and all other compensation) have been eliminated as no such bonuses, other annual compensation, awards, payouts or compensation were awarded to, earned by or paid to any specified person during any fiscal year covered by the table.

        (2)All of this amount was accrued and not paid.

        (3)Of this amount, only $29,673 was actually paid while the remaining $94,346 was accrued.

Stock Option Grants

        The following table sets forth information pertaining to stock options granted during the fiscal year ended June 30, 2000. The Company has not granted stock appreciation rights ("SAR's") of any kind.

(a)                        (b)              (c)                        (d)              (e)
                           Number of
                           Securities       Percentage of Total
                           Underlying       Options Granted
                           Options          to Employees               Exercise         Expiration
Name                       Granted          in Fiscal Year             Price            Date
--------------------------------------------------------------------------------------------

Paul J. Montle             3,000,000          60%                      $.033            July 1, 2009
                           2,000,000          40%                      $.05             January 1, 2010

Option Exercises/Value of Unexercised Options

        The following table sets forth the number of securities underlying options exercisable at June 30, 2000, and the value at June 30, 2000 of exercisable in-the-money options remaining outstanding as to the Chief Executive Officer of the Company. No SAR’s of any kind have been granted.

                                         Aggregated Option Exercises in Last
                                    Fiscal Year and Fiscal Year End Option Values

(a)                                         (d)                                         (e)

                                    Number of Securities
                                    Underlying Unexercised                      Value of Unexercised
                                    Options at June 30, 2000                    In-the-Money Options at
                                    (Numbers of Shares)                         June 30, 2000
Name                                Exercisable      Unexercisable              Exercisable      Unexercisable
--------------------------------------------------------------------------------------------------------------

Paul J. Montle                         5,591,600         200,000                   (2)               (2)

---------------------

        (1) The Columns designated by the SEC for the reporting of the number of shares acquired on exercise, the value realized, and the number and value of unexercisable options have been eliminated as no options were exercised and no unexercisable options existed during the fiscal year covered by the table.

        (2) The closing price of the Common Stock on June 30, 2000 on the NASD OTC Bulletin Board was $.0312, which was less than the exercise price of all options reported in the table.

Compensation Agreements

        The Company currently has no written employment contracts or other written compensation agreements with any of its current executive officers.

Compliance with Section 16(a) of the Securities Exchange Act

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Officers, directors and greater than 10 percent stockholders are required to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its discussions with certain reporting persons and its review of forms received from those persons, the Company believes that during the year ended June 30, 2000 all filing requirements applicable to the Company's officers, directors and greater than 10 percent shareholders were satisfied, except that Paul J. Montle (a director and the President of the Company) was one month late in filing a Form 4 and Roger W. Cope (a director of the Company) failed to file one Form 4, which he subsequently corrected by the filing of a Form 5.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of July 19, 2000 concerning the beneficial ownership of the Common Stock (i) by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock; (ii) by each director; (iii) by each executive officer named in the Summary Compensation Table under "Executive Compensation," below; and (iv) by all executive officers and directors as a group. The following table does not reflect the 1-for-25 reverse stock split of the Company's Common Stock that became effective in October 2000. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

                                                                           Shares of
                                                                   Common Stock Beneficially Owned (1)

         Name and Address of Beneficial Owner                     Number            Percent

         Paul J. Montle                                        5,707,351(2)          14.27%
           21 Patrick Street
           Kilkenny, Co. Kilkenny
           Ireland

         Roger W. Cope                                          627,398(3)           1.83%
           5663 East Nine Mile Rd.
           Warren, Michigan 48901

         C. Thomas Cutter                                         2,200(4)             (5)
           82 Olympia Ave.
           Woburn, Massachusetts 01801

         All directors and officers
         as a group (three persons)                           6,336,947(6)           15.84%

---------------------

(1) Includes shares of Common Stock beneficially owned pursuant to options and warrants exercisable on the July 19, 2000 or within 60 days thereafter.

(2) Includes 17,351 shares of Common Stock held by Travis Partners, G.P., a general partnership in which Mr. Montle has a 51.67% interest and a trust for the benefit of Mr. Montle's children has a 15% interest, and 5,690,000 shares of Common Stock beneficially owned pursuant to non-qualified stock options currently exercisable.

(3) Does not include 12,000 shares owned by Elizabeth Cope, Mr. Cope's wife, all such shares of which Mr. Cope disclaims beneficial ownership.

(4) Includes 200 shares directly owned, and 2,000 shares beneficially owned pursuant to stock options immediately exercisable.

(5) Less than 1%

(6) Includes 627,398 shares directly owned; 5,692,000 shares beneficially owned pursuant to stock options currently exercisable; and 17,351 shares beneficially owned indirectly through affiliated entities.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

PART IV.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

1.  Consolidated Financial Statements:

         Report of Independent Auditor .........................................................................F-1

         Consolidated Balance Sheet as of June 30, 2000 ....................................................... F-2

         Consolidated Income Statements for the years ended
         June 30, 2000 and 1999 ............................................................................... F-3

         Consolidated Statement of Stockholders' Equity for the
         years ended June 30, 2000 and 1999 ....................................................................F-4

         Consolidated Statements of Cash Flows for the years
         ended June 30, 2000 and 1999 ......................................................................... F-5

         Notes to  Financial Statements ........................................................................F-6

2.  Financial Statement Schedule:

         Schedule II - Valuation and Qualifying Accounts

                None

3.  Exhibits:

         The following exhibits are filed with this Annual Report or are incorporated herein by reference:

         Exhibit
         Number...         Description

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
         4.07              Certificate  of  Amendment  of  Certificate  of  Incorporation  of the Company  filed
                           October 3, 2000.
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
         10.08             The Company's Fiscal 2000 Non-Qualified  Stock Option Plan is incorporated  herein by reference  from the  Company's  (SEC File No.  333-87825)  Registration  Statement on
                           Form S-8 filed September 27, 1999, Exhibit 4.2.
         10.09             The Company's 1999 Consultant  Compensation Plan is incorporated  herein by reference from the  Company's  (SEC  File No.  333-65761)  Registration  Statement  on Form S-8
                           filed October 15, 1998, Exhibit 4.2.
         10.10             Amended and Restated  Agreement  dated  September 1, 1999 between  Genesee  Holdings,
                           Inc.,  successor  in  interest  to GFL Ultra  Fund,  Ltd.,  on the one hand,  and the
                           Company and Paul J. Montle,  on the other hand, is  incorporated  herein by reference from the Company's (SEC File No.  0-21566)  Annual Report on Form 10-SBK for the year ended June 30, 1999, Part IV, Item 13(a), Exhibit 10.13.
         10.11             Amendment No. 4 to the Company's 1993 Stock Option Plan.
         10.12             Amendment  No.  1  to  the  Company's   1994  Stock  Option  Plan  for   Non-Employee
                           Directors.
         10.13             Amendment  No.  2  to  the  Company's   1994  Stock  Option  Plan  for   Non-Employee
                           Directors.
         27                Financial Data Schedule

          (b)     Reports on Form 8-K

                  The Registrant filed no report on Form 8-K during the last quarter of its 2000 fiscal year.

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Eurbid.com, Inc.
(formerly LS Capital Corporation)
Houston, Texas

We have audited the accompanying consolidated balance sheet of Eurbid.com, Inc. (formerly LS Capital Corporation), as of June 30, 2000, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eurbid.com, Inc. as of June 30, 2000, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2000 in conformity with generally accepted accounting principles.

MALONE & BAILEY, PLLC
Houston, Texas

October 10, 2000

F - 1

                                                  Eurbid.com, Inc.
                                          (formerly LS Capital Corporation)
                                             Consolidated Balance Sheet
                                                    June 30, 2000

         ASSETS

Current Asset
  Cash                                                                             $         9
  Prepaid professional fees                                                             17,487
                                                                                   -----------
         Total Current Assets                                                           17,496
                                                                                   -----------

Land held for resale                                                                    21,634
                                                                                   -----------
         TOTAL ASSETS                                                              $    39,130
                                                                                   ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                                 $   550,602
  Accrued expenses                                                                     327,182
  Notes payable to affiliates                                                          185,885
                                                                                    -----------
         Total Current Liabilities                                                   1,063,669
                                                                                    -----------

Stockholders' Equity
  Preferred stock, $.01 par, 10,000,000 shares authorized,
         no shares issued or outstanding                                                  -
  Common stock, $.01 par, 50,000,000 shares authorized,
         1,363,721 shares issued and outstanding                                       136,372
  Paid in capital                                                                   27,468,781
  Accumulated (deficit)                                                            (28,629,692)
                                                                                   -----------
         Total Stockholders' Equity (deficit)                                       (1,024,539)
                                                                                   -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $    39,130
                                                                                   ===========

                                   See summary of significant accounting policies
                                         and notes to financial statements.
                                                        F - 2

                                                  Eurbid.com, Inc.
                                          (formerly LS Capital Corporation)
                                           Consolidated Income Statements
                                     For the Years Ended June 30, 2000 and 1999

                                                                                        2000                1999
                                                                                     ---------           ---------

Sales                                                                                                    $   3,288

Operating Expenses
  Mining exploration costs                                                                                  31,786
  General and administrative                                                         $ 385,171             530,973
  Writedown of mining claims carrying value                                             50,000             184,423
  Depreciation and amortization                                                                              3,407
                                                                                     ---------           ---------
                                                                                       435,171             750,589
                                                                                     ---------           ---------

         Operating Loss                                                               (435,171)           (747,301)

Other income and (expense)
  Debt forgiveness                                                                                         631,652
  Gain on sale of marketable equity securities                                                             106,448
  Interest income                                                                                              684
  Gaming license refund                                                                  7,969
  Gain (loss) on equipment disposal                                                      8,000            (3,907)
                                                                                     ---------           ---------
                                                                                        15,969             734,877
                                                                                     ---------           ---------

         Net (loss)                                                                  $(419,202)          $(12,424)
                                                                                     =========           =========

Net loss per common share                                                              $(.353)              $(.016)

Weighted average common shares outstanding                                          1,188,538              765,720

                                  See summary of significant accounting policies
                                         and notes to financial statements.
                                                        F - 3

                                                  Eurbid.com, Inc.
                                          (formerly LS Capital Corporation)
                                          Statement of Stockholders' Equity
                                     For the Years Ended June 30, 2000 and 1999

                              Common Stock                       Paid In           Accumulated
                                  Shares        Amount           Capital            (Deficit)              Totals
                                ---------      -------         -----------        ------------         -----------

Balances,
  June 30, 1998                   703,921      $ 7,039         $27,075,372        $(28,198,066)        $(1,115,655)

Shares issued for
  - services                      104,800        1,048             127,234                                 128,282
  - debt
    cancellation                   60,000          600              74,400                                  75,000

Net (loss)                                                                         (12,424)         (12,424)
                                ---------      -------         -----------        ------------         -----------

Balances,
  June 30, 1999                   868,721        8,687          27,277,006         (28,210,490)           (924,797)

Shares issued for
  - cash                          104,000        1,040              37,960                                  39,000
  - services                      391,000        3,910             276,550                                 280,460

Net (loss)                                                                          (419,202)         (419,202)
                                ---------      -------         -----------        ------------         -----------

Balances,
  June 30, 2000                 1,363,721      $13,637         $27,591,516        $(28,629,692)        $(1,024,539)
                                =========      =======         ===========        ============         ===========

                                   See summary of significant accounting policies
                                         and notes to financial statements.
                                                        F - 4

                                                  Eurbid.com, Inc.
                                        Statements of Consolidated Cash Flows
                                     For the Years Ended June 30, 2000 and 1999

                                                                                        2000                1999
                                                                                     ---------           ---------
CASH FLOWS FROM OPERATIONS
  Net (loss)                                                                        $(419,202)          $(12,424)
  Adjustments to reconcile net deficit
    to cash provided from operating activities
         Depreciation and amortization                                                                      3,407
         Common stock issued for services                                             262,973             128,282
         Writedown of mining claims                                                    50,000             184,423
         Debt forgiveness income                                                                         (631,652)
         Gain on sale of marketable securities                                                           (106,448)
    Changes in:
         Receivable from affiliated parties                                            81,400
         Accounts payable                                                            (35,848)             82,255
         Accrued expenses                                                              90,000              41,054
                                                                                     ---------           ---------
         NET CASH (USED BY) OPERATING ACTIVITIES                                     (52,077)           (229,702)
                                                                                     ---------           ---------

CASH FLOWS (USED BY) INVESTING ACTIVITIES
  Proceeds from sale of marketable securities                                                             116,622

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances by affiliates                                                                13,085            112,800
  Issuance of common stock                                                              39,000
                                                                                     ---------           ---------
         NET CASH FROM FINANCING ACTIVITIES                                             52,086            112,800
                                                                                     ---------           ---------

NET INCREASE (DECREASE) IN CASH                                                              9           (280)

Cash at beginning of period                                                                  0                280
                                                                                     ---------           ---------

Cash at end of period                                                                $       9          $       0
                                                                                     =========           =========

                                   See summary of significant accounting policies
                                         and notes to financial statements.
                                                        F - 5

Eurbid.com, Inc.
(formerly LS Capital Corporation)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations. Eurbid.com, Inc. (“Company”) is a Delaware corporation formed December 30, 1992, to develop and operate casinos and related resort facilities. During the fiscal years 1997 - 1999, the Company acquired interests in gold mining claims and exploration and development of those claims. Currently, the Company has no operations. The fiscal year-end is June 30. On October 3, 2000, the shareholders approved a change in the corporate name from “LS Capital Corporation” to “Eurbid.com, Inc.” The shareholders also approved a 1 for 25 reverse stock split. The financial statements are restated to reflect this split for all periods presented.

Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Consolidation. The consolidated financial statements include varying ownership interests in nine different currently inactive corporations. All significant intercompany transactions have been eliminated.

Cash and cash equivalents. For purposes of the cash flow statement, the Company considers highly liquid investments with maturities less than 90 days as cash and cash equivalents.

Income taxes are not due since the Company has had substantial losses since inception.

Reclassifications of certain prior year amounts were made to conform with the current year presentation.

Non-cash transaction. The Company purchased a mining claim in Canada for $50,000 in September 1999 with a promissory note due September 30, 2001 with interest at 8%, and an option to convert into 100,000 shares of stock.

NOTE 2 - FORGIVENESS OF DEBT

In the early 1990s, the Company incurred substantial unpaid debts in connection with its casino site exploratory activities through its various subsidiaries. The Company’s policy is to recognize as debt forgiveness income any such liabilities for which no attempt at collection has been made for more than the statute of limitations period in each state in which the debts were incurred. During the years ended June 30, 2000 and 1999, $0 and $632,000, respectively, of such liabilities were written off as forgiveness of debt income.

NOTE 3 - INCOME TAXES

Net operating losses of $3,200,000 are available as of June 30, 2000, to offset future taxable income. Of this amount, about $260,000 is restricted to about $15,000 per year, due to the Internal Revenue code Section 382 limitation relating to significant changes in ownership, which occurred in October 1996. These net operating losses expire $200,000 in 2012, $2,600,000 in 2013, and 400,000 in 2020.

F-6

Eurbid.com, Inc.
(formerly LS Capital Corporation)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company is pursuing a claim against Full House Resorts, Inc., Allen E. Paulson, Donaldson, Lufkin & Jenrette Securities Corporation and My Dang to enforce an agreement to jointly acquire and relocate a casino to the Company’s former site in Biloxi, Mississippi in 1994. There is no remaining counter-claim against the Company. The ultimate outcome of this proceeding cannot be determined.

NOTE 5 - STOCK OPTIONS AND WARRANTS

Beginning in 1997, the Company adopted the disclosure requirements of FASB Statement 123, Accounting for Stock Based Incentive Plans. The Company has granted options pursuant to its stock option plans. Grants are made at management’s discretion, and are compensation for services. In addition, the Company issues stock warrants from time to time to employees, consultants, stockholders and creditors as additional financial incentives. The stock option plans and warrants issuances are administered by the Board of Directors of the Company, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any. Both options and warrants carry certain anti-dilution provisions concerning stock dividends or splits, mergers and reorganizations. Options differ from warrants in that most of the options awards have employment termination restrictions, vesting periods and are non-transferable. In contrast, all warrants issued are immediately exercisable and are assignable.

The Company uses the intrinsic value method of calculating compensation expense, as described and recommended by Accounting Principles Board (APB) Opinion No. 25 (Accounting for Stock Issued to Employees) and permitted by FASB Statement 123. Options for 2,500,000 shares at $.0136 (100,000 at $.34, restated for the reverse stock split described in Note 1) were issued and exercised during fiscal 2000. No options or warrants were issued during fiscal 1999.

Summary information is as follows:

                                                                     Weighted                         Weighted
                                                                      Average                          Average
                                                                        Share                            Share
                                                      Options           Price         Warrants           Price
                                                      -------       ---------         --------       ---------
Year ended June 30, 1998:
         Granted and outstanding                        83,128     $   24.50             17,392      $  316.25
Year ended June 30, 1999:
         Expired                                        (8)       625.00            (3,120)      1,875.00
                                                      -------       ---------         --------       ---------
Outstanding at June 30, 1999                            83,120        $24.50             14,272         153.75
Year ended June 30, 2000:
         Expired                                        (240)     2,317.75            (9,152)         25.00
                                                      -------       ---------         --------       ---------
Outstanding at June 30, 2000                            82,880     $   24.50              5,440      $   34.00
                                                      =======       =========         ========       =========

                                                         F-7

Eurbid.com, Inc.
(formerly LS Capital Corporation)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - STOCK OPTIONS AND WARRANTS (continued)

Additional disclosures as of June 30, 2000 are:

                                                                    Options           Options         Options
                                                                  $6.50-18.75          $25-51       $390-3,125
                                                                  -----------         -------       ----------
         Total options
           Number of shares                                            76,000           6,440             440
           Weighted average exercise price                             $11.75          $25.25           $2,711
           Remaining life                                             5 years         7 years          4 years
         Currently exercisable options
           Number of shares                                            61,800           4,840              440
           Weighted average exercise price                             $10.25           $6.00           $2,711

                                                                                    Warrants          Warrants
                                                                                    $10-18.75             $125
                                                                                    ---------         --------
         Total warrants
           Number of shares                                                             4,240            1,200
           Weighted average exercise price                                             $11.25          $125.00
           Remaining life                                                              1 year           1 year

All warrants are currently exercisable.

Had compensation cost for the Company’s issuances of stock options and warrants been determined based on the fair value on the grant dates for awards under those plans consistent with the Black-Scholes option-pricing model suggested by FASB Statement 123, the Company’s losses and net loss per share would have been increased to the pro forma amounts indicated below:

         (in thousands)                                                2000            1999
                                                                                    ---------        ---------
                                  Net loss                      - As reported          $(419)          $(12)
                                                                  - Pro forma           (611)            (197)

         Net loss per share                       -As reported       $(0.35)        $(0.02)
                                                                  - Pro forma        $(0.51)         $(0.26)

Variables used in the Black-Sholes option pricing model include (1) 5.5% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of year-end, (3) expected volatility is the actual historical price fluctuation volatility and (4) zero expected dividends.

F-8

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LS Capital Corporation has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 12, 2000

EURBID.COM, INC.
(Registrant)

By	/s/ Paul J. Montle ______________________________ Paul J. Montle Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                Title                              Date

/s/ Paul J. Montle                  Chairman of               October 12, 2000
---------------------------
Paul J. Montle                      the Board

/s/ Roger W. Cope                   Director                  October 12, 2000
---------------------
Roger W. Cope

/s/ C. Thomas Cutter                Director                  October 12, 2000
--------------------------
C. Thomas Cutter

EXHIBIT INDEX

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
         4.07              Certificate  of  Amendment  of  Certificate  of  Incorporation  of the Company  filed
                           October 3, 2000.
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
         10.08             The Company's Fiscal 2000 Non-Qualified  Stock Option Plan is incorporated  herein by reference  from the  Company's  (SEC File No.  333-87825)  Registration  Statement on
                           Form S-8 filed September 27, 1999, Exhibit 4.2.
         10.09             The Company's 1999 Consultant  Compensation Plan is incorporated  herein by reference from the  Company's  (SEC  File No.  333-65761)  Registration  Statement  on Form S-8
                           filed October 15, 1998, Exhibit 4.2.
         10.10             Amended and Restated  Agreement  dated  September 1, 1999 between  Genesee  Holdings,
                           Inc.,  successor  in  interest  to GFL Ultra  Fund,  Ltd.,  on the one hand,  and the
                           Company and Paul J. Montle,  on the other hand, is  incorporated  herein by reference from the Company's (SEC File No.  0-21566)  Annual Report on Form 10-KSB for the year ended June 30, 1999, Part IV, Item 13(a), Exhibit 10.13.
         10.11             Amendment No. 4 to the Company's 1993 Stock Option Plan.
         10.12             Amendment  No.  1  to  the  Company's   1994  Stock  Option  Plan  for   Non-Employee
                           Directors.
         10.13             Amendment  No.  2  to  the  Company's   1994  Stock  Option  Plan  for   Non-Employee
                           Directors.
         27                Financial Data Schedule