Form 10QSB
period 2000-09-30
EURBID COM INC
filed 2000-11-13
CIK 897545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-21566

EURBID, INC.
f/k/a“LS Capital Corporation”

(Exact name of small business issuer as specified in its charter)

Incorporated pursuant to the Laws of the State of Delaware

Internal Revenue Service — Employer Identification No. 84-1219819

21 Patrick Street
Kilkenny, Co. Kilkenny
Ireland
(Address of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_No __

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock, $0.01 par value, outstanding as September 30, 2000: 9,643,996 shares

Transitional Small Business Disclosure Format (check one): Yes No X_

                                                           EURBID.COM, INC.
                                                       PERIOD ENDED SEPTEMBER 30, 2000

                                                                 INDEX
                                                                 -----

PART I.  FINANCIAL INFORMATION                                                                           Page

         Item 1.  Financial Statements

         Condensed financial statements of Eurbid.com, Inc.:

              Balance sheet as of September 30, 2000                                                      3

              Income statements for the three months ended September
                  30, 2000 and 1999                                                                       4

              Statements of cash flows for the three months ended
                     September 30, 2000 and 1999                                                          5

              Notes to financial statements                                                               6

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition And Results of Operations                                            7

PART II. OTHER INFORMATION

         Item 4.     Submission of Matters to a Vote of Securities Holders                                8

         Item 6.     Exhibits and Reports on Form 8-K.                                                    8

                             (a)Exhibits

SIGNATURE                                                                                                 8

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                                Eurbid.com, Inc.
                       (formerly LS Capital Corporation)
                          (A Development Stage Company)
                                  Balance Sheet
                               September 30, 2000
                                 (in Thousands)

                                   ASSETS

Cash                                                                             $       6

Property Held for Sale                                                                  22
                                                                                -----------

          Total Assets                                                           $      28
                                                                                ===========

      LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                                                                $      440
Accrued expenses                                                                       143
                                                                                -----------

     Total Liabilities                                                                 583
                                                                                -----------

Common stock, $0.01 par, 50,000,000 shares
     authorized, 9,643,996 shares issued and
     outstanding                                                                        96
Paid-in capital                                                                     28,152
Retained deficit                                                                (28,803)
                                                                                -----------

     Total Stockholders' Equity                                                  (555)
                                                                                -----------

     Total Liabilities & Stockholders' Equity                                   $       28
                                                                                ===========

                                Eurbid.com, Inc.
                        (formerly LS Capital Corporation)
                          (A Development Stage Company)
                              Statements of Income
             For the Three Months Ended September 30, 2000 and 1999
                                 (in Thousands)

                                                                                      1999                 1998
                                                                                   -----------------------------

REVENUES                                                                            $       0            $   2

EXPENSES
    General and administrative                                                            173               64
                                                                                    ---------         ---------

    Operating (Loss)                                                                 (173)         (62)

Gaming license refund                                                                                        8
                                                                                    ---------         ---------

Net (loss)                                                                          $(173)         $(54)
                                                                                    =========          =========

NET LOSS PER COMMON SHARE                                                               $(.00)            $(.00)

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                                                              1,501,633           957,255

                                Eurbid.com, Inc.
                        (formerly LS Capital Corporation)
                          (A Development Stage Company)
                            Statements of Cash Flows
             For the Three Months Ended September 30, 2000 and 1999
                                 (in Thousands)

                                                                                 1999                  1998
                                                                              --------------------------------
CASH FLOW FROM OPERATIONS
  Net (loss)                                                                   $(173)             $(54)
  Adjustments to reconcile net deficit to cash
     provided from operating activities:
         Common stock issed for services                                             180                    53

Net changes in:
        Accounts receivable                                                     (31)              (4)
        Accounts payable                                                              30                     5
                                                                               ---------             ---------

   NET CASH USED BY OPERATING ACTIVITIES                                               6                     0
                                                                               ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOW FROM FINANCING ACTIVITIES
  Loans from shareholders                                                         45,000
  Issuance of common stock                                                      (45,000)
                                                                                ---------
   NET CASH FROM FINANCING ACTIVITIES                                                  0
                                                                                ---------

   NET INCREASE (DECREASE) IN CASH                                                     0                     0

   CASH - Beginning of period                                                          6                     1
                                                                                ---------             ---------

        - End of period                                                         $       6             $       1                                                                               =========             =========
                                                                                =========             =========

Eurbid.com, Inc.
(formerly LS Capital Corporation)
Notes to Financial Statements

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Eurbid.com, Inc., (formerly LS Capital Corporation), a Delaware corporation (“Company”), have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 1999, as reported in the Form 10-KSB, have been omitted.

NOTE B - STOCK TRANSACTIONS

During the quarter ended September 30, 2000, the Company issued 8,343,383 shares for $45,000 in cash and $149,880,in services rendered by consultants. in October, 2000, the Company enacted a stock split, 25-for-1, resulting in total stock outstanding of 1,697,4547. Subsequent to the split, the Company issued 7,946,539 shares to settle $435,766 of debts. These transactions are included in the results for the quarter ended September 30, 2000.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT EVENTS

From its inception and until shortly after the start of fiscal 1997, the Company was involved exclusively in the gaming industry. During fiscal 1997, the Company adopted a significant change in its corporate direction. It decided to focus its efforts on developing precious metals mining prospects, with each project undertaken in a separate corporate subsidiary. The Company organized a number of wholly-owned or partially-owned precious metals/mining subsidiaries that held rights in certain mining claims or properties believed to contain precious metals or in certain mineral extraction technologies. In February 1999, primarily due to the unavailability of capital to develop the Company’s technologies further, the Company decided to discontinue its mineral activities and furlough its remaining personnel in the U.S. The Company allowed its mineral interests to lapse. The Company continues to own a five-acre tract of land in Tecopa, California, certain rights to certain mining claims in British Columbia, Canada, and miscellaneous equipment believed to have an aggregate fair market value of $25,000 and rights in certain technologies believed to have no meaningful commercial value. The Company intends to dispose of the tract of land, the rights in the mineral claims, and the remaining equipment as purchasers can be procured. The Company has no present intentions regarding its technologies

In the future, the Company intends to explore opportunities to develop or acquire one or more businesses in other industries. The Company expects to focus specifically on Internet-related businesses. The Company does not now have any particular prospect under consideration in any meaningful sense. The nature of the business in which the Company will engage in the future, the terms and circumstances under which the Company will engage in such business and even whether or not the Company will engage in a future business, are currently uncertain.

MATERIAL CHANGES IN FINANCIAL CONDITION>/P>

At June 30, 2000, the Company has a working capital deficiency of $555,000 compared to a deficiency of $886,000 at June 30, 1999. The reduction is primarily attributable to the settlement of debts of $435,766 by the issuance of the Company's common stock.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 and 1999

The Company incurred a net loss of $173,000 or $0.00 a share, in the year ended June 30, 2000 as compared to net loss of $54,000 or $0.00 per share for the prior year. The change is primarily attributable to an increase in fees paid to consultants in the 2000 period compared to 1999. $406,778 was attributable primarily to non-recurring debt forgiveness and gain on the sale of marketable securities in fiscal 1999 partially offset by lower operating expenses.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Information regarding a special meeting of the Company’s stockholders held on August 31, 2000 is contained in Item 4 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000.

2

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

                  Exhibit
                  Number            Description

                  27                Financial Data Schedule

         (b)      Reports on Form 8-K

            None

SIGNATURE

         In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EURBID.COM, INC.
(Registrant)

By: /s/Paul J. Montle
Paul J. Montle, President
(Principal Executive Officer, Principal
Financial Officer and Principal
Accounting Officer)

Dated: November 10, 2000

                                                            EXHIBITS INDEX

  Exhibit
  Number             Description

27                Financial Data Schedule