Form 10-K
period 2000-12-31
JUNUM INC
filed 2001-04-17
CIK 897545

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

                                        or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ________________

Commission File Number 000-21566


                               Junum Incorporated
                               ------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     84-1219819
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization.)

          1590 Corporate Drive
             Costa Mesa, CA                                    92626
-----------------------------------------           ----------------------------
(Address of principal executive officers)                    (Zip Code)

Issuer's telephone number, including area code:  (714) 979-5063

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, Par Value $0.01
                          -----------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K [X]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $47,513,672 (6,553,610 outstanding shares at $7.25 per share, as of April 12, 2001)

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,503,610 shares of common stock, as of April 12, 2001

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

The Business

Junum Incorporated (hereinafter referred to as the "Company" or "JUNUM") is a financial technology company engaged in Credit Management, Debt Exchange and Financial Services. Credit Management works towards improving a Member's Credit Rating and protecting their Credit Identity through the removal of inaccurate, outdated and unverifiable information from their credit reports. This membership service is for individuals, small businesses and corporations with reoccurring monthly charges. Debt Exchange offers consumers and small businesses that may have become delinquent on a debt the opportunity to regain their credit standing. Financial Services uses the Company's patent-pending Analysis Engine to match its members' credit status with loans, leases and other credit offers from the Company's lending partners. The Company has filed eight applications for patents surrounding its three main business units. There is no assurance, however, that any of these patents ultimately will be granted. If any of the patent applications is denied, this could materially and adversely affect the Company's financial condition and results of operations.

Credit Management

Credit Management provides comprehensive membership services to individuals and small businesses and corporations that work to improve members' credit rating and credit identity through the removal of inaccurate, outdated and unverifiable information from their credit reports. Credit Management further analyzes and presents suggestions for improving members' credit standing, presenting notifications of credit inquiries/activities that could signal credit or identity fraud and providing comprehensive educational opportunities. The Company depends on original creditor and credit bureaus for the ultimate authority in removal of inaccurate, outdated and unverifiable information.

Debt Exchange

Debt Exchange offers consumers and small businesses that may have become delinquent on a debt the opportunity to regain their credit standing. Through acquired debt portfolios, JUNUM(tm) offers to reconstitute the non-performing debt into a new performing receivable through the JUNUM(tm) Credit Card combined with JUNUM(tm) membership. In December 2000, the Company purchased a $352.5 million dollar debt portfolio containing non-performing credit card debt representing 189,000 individual accounts. There is no assurance that any of the debt will be converted.

Financial Services

Financial Services is designed to match members with lenders' financial products and provide benefits complementary to Credit Management and Debt Exchange. A private label JUNUM(tm) Credit Card gives members the opportunity to establish positive credit through monthly payments. An Analysis Engine, currently in testing phase, is expected to pre-qualify members' credit standing with loans from the Company's e-Lending Partners. Extensive educational opportunities include Ask the Expert, the Resource Center, a monthly Credit and Financial Newsletter and a Budget Calculator. Student Services also are available to identify loan resources and consolidation for this population. The Company depends on lenders' acceptance of the JUNUM system and method financial services.

The Company was founded in October 1999 concurrent with the purchase of certain assets of an existing company in the credit management field with a nine-year operating history.

The corporate headquarters of the Company is located at 1590 Corporate Drive, Costa Mesa, California 92626, and its telephone number is (714) 979-5063. The Company's website is www.junum.com.

Background

Junum.Com History

Junum.com was formed on October 25, 1999. On that date Junum.com had acquired the assets of NCCN. The Company developed its core technology from October 1999 through April 2000. In April 2000 the Company launched its product and began proof-of-concept marketing efforts through its Las Vegas, Nevada location. The Company discontinued its proof-of-concept operations on September 30, 2000. The Company has transitioned to more traditional internet marketing techniques for customer acquisition, specifically through business-to-business relationships.

Eurbid.Com History

In February 1999, EURBID.COM, INC., primarily due to unavailability of capital to develop its technologies, discontinued its primary business of mining. Since ceasing its efforts in the precious minerals industry, EURBID.COM, INC. focused its attention on Internet-related businesses. By November 2000 EURBID.COM, INC. had no operations. In November 2000 EURBID.COM, INC. changed its name to Junum Incorporated and acquired approximately 80.05% of Junum.com, Inc in a IRS Rule 368 tax free stock for stock exchange pursuant to which the former shareholders of junum acquired substantially all of the capital stock of EURBID.COM, INC.

Corporate Structure

Junum Incorporated, a Delaware corporation, is the public parent company which owns approximately 88.73% of Junum.com, Inc., a Nevada Corporation.

Overview

A consumer credit report provides a financial fingerprint of an individual. Lenders use credit reports and credit scores (an algorithm of information in the credit report) as the basis for granting loans, credit cards, mortgages and leases. Increasingly, insurance companies and employers also are using the credit report as a factor to determine insurance rates and in offering employment - making this pivotal document one of the most important financial documents in an individual portfolio. Many larger banks, and particularly those offering quick-answer-loans-by-phone, make their decision based solely on the caller's credit score. On this subject, the federal Fair Credit Reporting Act stated in its Congressional findings that "the banking system is dependent upon fair and accurate credit reporting" and that "there is a need to ensure that consumer credit reporting agencies exercise their grave responsibilities with fairness, impartiality, and a respect for the consumer's right to privacy."

The Company's services address this need for fair and accurate credit reporting through its three core products: Credit Management, Debt Exchange and Financial Services. Consumers and small business owners access these services via their MyJUNUM(tm) account on the Company's Web Site at www.JUNUM.com. MyJUNUM(tm) is an online personal membership financial tool that allows consumers to view personal credit and financial information in a secure environment, interact with JUNUM(tm) experts and customer service, access JUNUM(tm) services, view and manage their account and facilitate action. Only JUNUM(tm) members have access to MyJUNUM(tm) and certain services. Members are those consumers and small business owners who sign the online membership agreement and subscribe. Members pay membership fees that range from $14.95 per month for an individual to $39.95 per month for a small business.

Credit Management

The primary goal of Credit Management is working toward maintaining and protecting credit-reporting accuracy on behalf of the Members. Although the Fair Credit Reporting Act gives individual consumers the right to dispute the information on their credit reports, the process is complex, time consuming and out of the scope of the average consumer.

Credit Profile Management(TM) ("CPM"), a foundational product, works on members' behalf to improve their credit ratings and credit identities through the removal of inaccurate, outdated and unverifiable information from their credit reports. Credit Monitoring & Analysis presents an in-depth, personal credit analysis report delivered via e-mail into a member's personal online MyJUNUM(tm) account along with proposed methods for improving credit scores. Identity Theft Notification is designed to give automatic notifications of credit inquiries/activities and potential identity theft or credit fraud which is discovered by JUNUM during routine credit review processing. Credit Reports Online is a service that gives members instant access to their three credit reports online from their MyJUNUM(tm) membership account. Management believes that this online credit report service is a unique service of JUNUM(tm). Many members have reported using this feature while at a lender's location during the credit application process.

Debt Exchange

Debt Exchange is a separate and distinct business unit operating as a wholly owned subsidiary under the name Voleran, Inc., a Nevada Corporation. Voleran offers consumers and small businesses that may have become delinquent on a debt the opportunity to regain their credit standing. Through acquired debt portfolios, JUNUM(tm) intends to reconstitute the non-performing debt into a new receivable through the JUNUM(tm) Credit Card combined with JUNUM(tm) membership. Targeted debt exchange opportunities include non-performing consumer and commercial loans, credit card debt, student loans, medical accounts and unsecured loans. The Company plans to sell the new receivables into the Securitization Markets after positive payment patterns have been demonstrated. On March 16, 2001, JUNUM(tm), Inc. acquired certain assets and intellectual processes from Infobase for $61,000 and 40 shares of Series C Preferred Convertible Stock, based on certain performance measures.

Financial Services

The Financial Services business unit provides products complementary to Credit Management and Debt Exchange. A private-label JUNUM(tm) Credit Card gives members the opportunity to establish positive credit through monthly payments. This card, underwritten by Sterling Bank & Trust, is a VISA that improves the credit rating with timely payments. Currently in its testing phase, the Company's Analysis Engine has the capability of matching members' credit standing with loan offers from the Company's e-lending partners. These opportunities will be presented in a continuing stream in members' MyJUNUM(tm) account.

Educational opportunities and an online credit community are available on the site. Educational services include Ask the Expert and self-help tools such as the Resource Center, Credit Newsletter, Credit and Score Quiz, Community Forum, e-Credit Download Guide and Budget Calculator.

Membership

The Company's services are distributed via memberships with monthly membership fees. The Company works towards removal of derogatory information, which is inaccurate, outdated or unverifiable, from the credit report by the bureaus, and levies an additional charge per deletion per report.

Membership sign-up occurs online at the Company's Internet web site at www.JUNUM.com. Using electronic signatures in accordance with the E-Sign Act of 2000 has streamlined Membership Agreements and the associated legal documents into an instant, online procedure, giving the Company the ability to improve operational efficiency and process a mass volume of members.

Technology

The Company has developed three primary systems for the delivery, distribution and marketing of its products: the Internet, Intranet and Extranet.

The JUNUM(tm) Internet provides a seamless, single point of contact for the delivery of the Company's products to its members and users. Member sign-up occurs through an automated online process expedited by digital signature documents. The MyJUNUM(tm) membership account functions as the tool for accessing services, ordering credit reports from the credit bureaus online, digitally storing and viewing credit reports at any time, up-to-the-minute tracking of JUNUM(tm)'s progress in managing the reports, receiving an in-depth credit analysis, ordering a JUNUM(tm) credit card, receiving information from JUNUM(tm) and reviewing billing and account history. A "Human Click (TM)" component on the Web Site enables members and users to converse online, in real time with a live JUNUM(tm) Customer Service Representative.

The Company Intranet serves as an internal system and process control for Company management. The Intranet provides tracking of sales and marketing promotions, data integration from referrals, data analysis and reporting. The Intranet is also used to store membership data and by the Company's Customer Service Department for communicating with members via email, telephone and mail.

Junum has developed an Extranet which functions as an environment where authorized external entities interface with JUNUM(tm). The Extranet allows these external alliances to manage, review and track data specific to their entity, such as referrals, referral fees and referral results. The Extranet also serves as the coordination center for the Company's e-partners, which are companies who have referred clients and potential clients who have been previously disqualified or financed at higher rates for membership and credit redemption. A remarketing process enables the Company's e-partners to monitor and re-market their referrals when their credit ratings have reached the e-partners' threshold level. This gives our e-partners the opportunity to have a second chance to sell their products to these consumers. The dynamic environment of the Extranet enables it to be customized easily to accommodate a variety of applications.

To ensure performance, reliability and security of its online systems, the Company contracts with Exodus Communications for its co-location and 24/7 redundant systems management.

Technology Development

JUNUM(tm) has developed technologies for its primary systems involved in membership services for Credit Management, Debt Exchange and Financial Services. The Company has completed development of the second-generation technology for services which involve MyJUNUM(tm), primary Internet sites (www.junum.com & www.junum.net), internal business processes and Credit Management. The Company has completed development of its first-generation technology services for Debt Exchange and Financial Services.

The Company employs the latest security technology and processes for the safety of members and business partner information, using state-of-the-art, best-of-bread security solutions to deter and ward off cyber intruders. All transactions are encrypted using SSL 3.0 (Secured Sockets Layer) and logged for analysis. The deployment of Firewalls and Intrusion Detection Systems within our infrastructure allows us to monitor and alert internal and external Security Personnel. The Company retains a third-party security firm to perform scheduled and unscheduled audits. This firm works with our Director of Security to maintain the high-level security status that is required by our members.

Current technology infrastructure development should allow the Company to manage approximately 100,000 members or 3 million simultaneous transactions without requiring major technology and infrastructure upgrades. However, the Company may be required to substantially increase its overhead costs and increase personnel necessary for this type of volume.

Intellectual Property

The Company created a wholly-owned subsidiary, JUNUM Intellectual Property Holding Company, Inc., a Nevada Corporation, in which all Company intellectual property will reside. The Company has invested significant resources in securing and protecting its intellectual property rights both domestically and internationally. Development of the technologies necessary to deliver the Company's primary products and services began with the Company's founding. To date, eight utility patent applications relating to the Company's technologies have been filed with the United States Patent and Trademark Office, all of which have been assigned to the Company. These patent applications represent automated processes, tools and systems that enhance the credit maintenance, procurement and granting cycle for Internet delivery of membership-based financial services built on the foundation of Credit Profile Management. There is no assurance, however, that any of these patents will ultimately be granted. If any of the patent applications is denied, this could materially and adversely affect the Company's financial condition and results of operations.

The Company currently maintains eight (8) pending federal trademark applications at the United States Patent and Trademark Office, as well as trademark applications in Mexico and several countries in South America and Europe. There is no assurance that any of these trademarks will ultimately be granted. If any of these trademarks is denied, this could materially and adversely affect the Company's financial condition and results of operations. The Company continues to devote resources for the protection and development of trademarks globally.

The Company has further applied for rights to the JUNUM(tm) trademark by registering several country-specific domain names throughout the world. Examples include: JUNUM(tm).co.uk (United Kingdom), JUNUM.com.mx (Mexico) and JUNUM.com.ar (Argentina.)

Industry Overview

The financial services industry is comprised of a range of consumer and commercial oriented companies that offer a wide number of products in the banking, insurance and securities industries. Within these industry segments, many companies tend to operate in distinct and somewhat isolated niche markets.

Credit Management Industry

The credit management industry is an outgrowth under the regulation of the Fair Credit Reporting Act, which was passed by the United States Congress originally in 1970 and amended in 1996 (the "FCRA"). The FCRA states that its purpose is to "require that consumer reporting agencies adopt reasonable procedures for meeting the needs of commerce for consumer credit, personnel, insurance, and other information in a manner which is fair and equitable to the consumer, with regard to the confidentiality, accuracy, relevancy, and proper utilization of such information in accordance with the requirements of this title."

The three national credit reporting agencies, Equifax, Trans Union and Experian, each process more than two billion pieces of information from creditors each month. In addition, over two million credit reports are issued each business day in the United States, according to Associated Credit Bureaus, Inc., the trade organization for credit bureaus. These pieces of information are the basis for acquiring loans, leases and employment. During the past two years, insurance companies also have come to rely increasingly on an individual's credit report as a factor in determining insurance rates.

As the FCRA further reports, "The banking industry is dependent upon fair and accurate credit reporting" and "inaccurate credit reports directly impair the efficiency of the banking system, and unfair credit reporting methods undermine the public confidence which is essential to the continued functioning of the banking system." However, studies by CONSUMER REPORTS and the U.S. PUBLIC INTEREST RESEARCH GROUP show that up to 70% of credit reports have errors serious enough to "derail a loan or deflect an offer." The types of errors that can be found in credit reports can vary greatly. Personal information may be misspelled, outdated or belong to someone with a similar name. Reports may contain information on accounts that have been long closed or paid off. They also may be missing vital information, such as steady mortgage payments, that could boost a consumer's credit worthiness.

Primary customer groups for credit management include small businesses and individual consumers, with both prime and sub-prime credit ratings. Market potential for credit management services includes anyone with a social security number and credit rating (estimated at 250 million in 1993), which includes the majority of the adult population in the United States (over 194 million in 1999).

Debt Exchange Industry

Debt Exchange targets a distinct and separate market. Over the past several years an established industry has been developed for the sale and acquisition of debt. It is now common for all types of debt, whether consumer or commercial, and secured or unsecured, to be subject to sale. Creditors have found that the sale of debt is an attractive alternative to attempting to collect past-due obligations themselves. Although creditors are selling some performing debt, a substantial portion of the debt is non-performing and requires intensive collection effort by the purchaser in order to recover the debt.

In 1999, approximately $216 billion in non-performing debt was placed for collection with professional, third-party debt collection agencies. The market for buying and selling these portfolios, while virtually non-existent 10 years ago, exceeded $40 billion in face value during 1999.

According to a March 2000 report released from the Federal Reserve Board, credit card debt to bank customers reached beyond the $500 billion mark in the fourth quarter, with the average amount of seriously delinquent card debt hovering over 2% of bank debt outstanding. The report also stated that yearly charge-offs averaged one dollar for every $22 of card debt outstanding on banks' balance sheets. Further evidence of an increasing trend in consumer debt is the recent estimate, made by the Bureau of Labor Statistics, showing that employment in the collection industry is expected to grow at a faster than average rate through the year 2008. The Bureau of Labor Statistics attributes the fast growth to the rising level of consumer debt.

Approximately 60,000 mostly private debt collection companies exist in the United States that recover approximately $26 billion from delinquent borrowers each year. The Company is the only company to bundle JUNUM(tm) membership and its credit redemption service with this offering, providing an opportunity to both alleviate the debt and correct the credit reports.

Competition

Financial Services

The competition among financial services companies is intense. This generally reflects the commodity-like nature of most financial service products. Even companies that are fairly unique face competition from companies that offer acceptable, if not exact, substitutes. Even major credit card companies that have previously only focused on prime credit consumers have begun to expand into the sub-prime market in search of additional revenue streams. Companies such as Next Card, Providian and CompuCredit are focusing on this market. Despite the growing number of competitors targeting the sub prime market, management believes that JUNUM(tm)'s market niche has substantial potential for significant revenue and growth opportunities.

The Company believes that the major competitors in the financial services market space have not yet developed a program to address the needs of the sub prime consumer. Their business models do not cater to the credit redemption needs of the average sub-prime consumer and, therefore, offer neither the credit flexibility nor the substantial credit management services of JUNUM(tm).

Credit Management

For an individual consumer, verifying and maintaining the ongoing accuracy of the credit profile and disputing errors requires time, effort, perseverance, knowledge and initiative. The majority of Americans are not able to stay abreast of their credit profiles, and their attempts to do so often result in frustration. Simply put, the burden is on the consumer to find the error and get it fixed.

There are only a few avenues open to consumers in search of reputable credit rehabilitation services. One option available to consumers is retaining legal counsel. Legal services facilitate credit disputes and create value in the form of improved service, reliability and quality - but at an extremely high cost and with little or no credit education. Credit Counselors are another option available to consumers. Counselors are usually certified and usually offer their analysis and advice on a per-customer basis. The inherent weakness in these services is the manually intensive nature of the processes; there is a limit to the number of cases that can be facilitated each year. In addition, the credit repair industry is generally known to be very susceptible to fraud. Many consumers are very cautious and concerned that credit repair professionals may defraud the consumer and make false promises.

In light of this situation, a number of Internet-based credit repair companies have materialized to capitalize on the emerging need for credit management. Creditrepair.com is representative of the Internet-based companies offering credit repair. This company offers an online booklet of do-it-yourself guides, tapes and testimonials, combined with an a great deal of information that JUNUM believes does not offer a simple and easy-to-use program of assistance for credit management. Moreover, JUNUM believes it is the same type of program that has been in existence for years and has not solved the long-term problem that the majority of Americans have: credit report errors and other related problems that could jeopardize their ability to get a loan. Other similar companies on the Internet are creditclean.com, creditrepairguys.com and qualitycreditrepair.com.

Other companies, not offering credit management services, also are competing with JUNUM(tm) in this same market space. These companies offer a diverse range of services, including credit monitoring, identity theft, credit analysis, fraud alert, credit counseling and credit education. The rapid growth that these relatively new companies are experiencing can be attributed to the credit bureaus having a business relationship and therefore some control over these companies. First and foremost, the bureaus are the gatekeepers of credit report information, imposing specific rules on companies that desire direct access to credit reports. These companies generally limit their credit education content and credit rehabilitation offerings. Secondly, in many cases, an investor relationship exists between the credit bureau and the company, thereby restricting the company's service offering only to the investing bureau (and not the other competitive bureaus). These close relationships between the bureaus and these credit management companies have caused a fragmented and limited service offering, lacking teeth, in the credit management market, which may not be very effective for the consumer.

The Company believes it is the only company in the credit management industry to offer technology-based, comprehensive credit management services for all three-credit reports, including online disputes. Because the Company is independent of the credit bureaus, it is able to exercise to the fullest the rights granted by the FCRA with a full complement of credit and debt rehabilitation services and educational programs.

Debt Exchange

The Credit Store is a publicly-traded company and competes largely by focusing on the balance transfer market niche. They specialize in consumers who may otherwise fail to qualify for a traditional unsecured bank credit card. Their credit card program allows customers to satisfy previous debt obligations in a consumer-friendly manner, typically at a discount, and at the same time receive the utility of an unsecured bank credit card. JUNUM(tm) has developed an innovative strategy to address both these factors by offering consumers a total solution to their debt problem while offering strategic partners the opportunity to collect a previously uncollectable debt. Management believes this approach will achieve higher than industry returns for the Company. The Company cannot predict the impact, if any, that future or current competition might have on its business. Competitors have experienced conversion rates of one to two percent. Most of the debt is beyond the statute of limitations. There is no assurance that any of the debt will be converted. The debt is very old, and the Company expects to convert less than 2%.

Regulatory Environment

The Company's services are subject to current regulations of the Fair Credit Reporting Act (the "FCRA") with respect to its credit and debt management process. Typical process lead times are 30-45 days per cycle, due to the requirements of the Fair Credit Reporting Act, which allows the Credit Bureaus 30 days to verify a dispute. A cycle is defined as the length of time for disputes to be received and verified by the Credit Bureaus, for an updated Credit Report to be received by the member and, finally, for the member to send JUNUM(tm) the updated Credit Reports.

Furthermore, the Company must rigidly adhere to the Credit Repair Organizations Act ("CROA") with respect to the claims it can make regarding its credit management products and services. The main protections offered by CROA include the following: 1) It is illegal for a credit repair company to make any statement that is untrue or misleading, or advise anyone to make a statement that is untrue or misleading, to a credit-reporting agency or a credit grantor;
2) It is also illegal to advise a consumer to alter his or her identification or alter the identification of his or her credit report in order to remove or hide negative, accurate information in that credit report; 3) Credit repair organizations cannot accept payment for services until they have been performed. The Company believes it complies in all material respects with CROA.

In addition, the Company has launched the use of online electronic signature technology streamlining membership agreements and associated legal documents in accordance with the E-Sign Act of 2000. Prior to e-signatures, the Company's procedure involved acquiring a physical signature from new members. With electronic signature, the membership agreement is integrated into the online sign-up and authority granting process. The Company has launched this new initiative as a result of the implementation of the Electronic Signatures in Global and National Commerce Act, signed into effect on Oct. 1, 2000. The Act gives e-signatures the same legal standing as their handwritten counterparts.

The Company cannot predict the impact, if any, that future regulation or regulatory changes might have on its business.

Business Strategy

JUNUM(tm) brands itself as a financial services company that specializes in providing financial products and services to consumers, small businesses and corporations. The Company's financial services are built around credit profile management or "CPM(TM)". This service works to improve a member's credit rating and protect their credit identity through the removal of inaccurate, outdated or unverifiable information.

The opportunity for this service offering has become evident as the average household debt loads as a percentage of disposable income reached 99% in 1999. This suggests that, in regards to credit management, the public is severely underserved. As a result, JUNUM(tm) has encompassed Credit, Debt and Financial Services into its business model, utilizing credit profile management as the strategic value driver for all three services.

Currently, there are many Internet sites that offer "credit repair" services. These companies offer online booklets of do-it-yourself guides, tapes and testimonials, combined with an overwhelming amount of information that does not offer a simple and easy-to-use program of assistance for credit profile management. Law firms also offer this service but charge exorbitant fees to retain their services, not making it a viable option for the majority of the population.

An emerging market in the financial services sector is sub prime credit. The companies competing in this sector primarily offer credit cards to the sub prime consumer. However, they do not provide consumers with a vehicle, like CPM(TM), that will enable them to return to the financial mainstream.

Debt Exchange Subsidiary Voleran, Inc.

The debt industry has evolved as the demand for debt portfolio acquisitions have increased. The manner in which the industry operates has not substantially changed in the last decade. Any transformation has been the result of technological advances that have enabled firms to track people and process accounts at a faster pace. However, there is currently one known competitor, the Credit Store, in this industry that operates using balance transfer as their main tool for debt conversion. JUNUM(tm) is similar in that it transfers the debt, usually at a discount, onto an unsecured credit card, except - JUNUM(tm) goes one step further. JUNUM(tm), understanding the needs of the sub prime community, has integrated the JUNUM(tm) credit management membership into the new credit card receivable. Our commitment to the consumer's credit health is demonstrated by giving them access to tools that will allow them to proactively manage their credit while settling old debt in an easy and affordable manner.

By deploying proprietary Internet applications, the Company gives members instant access to the information and tools necessary to assume a proactive role in the credit process. Primarily via the Internet, the Company is able to connect its critical business systems directly to its critical business constituencies and maintain ongoing computer-mediated relationships. The Company is positioning itself to realize revenue through several sources, both consumer and business-to-business. It is the Company's belief that this is a model for the financial services providers of the future.

JUNUM(tm) has a multi-channel, multi-product strategy. This strategy is intended to:

     o Focus on the profitable growth of the credit management, debt and financial services business.

     o Establish a premier online credit community that addresses the concerns of the sub prime consumer. More importantly, the Company will ensure that members have the financial tools, education and expert advice necessary for improving their credit ratings and financial profile. The Company will offer a full spectrum of financial services in a convenient one-stop shopping experience that will be delivered seamlessly and will respect the consumer - anytime, anywhere.

     o Capitalize on the strength of the CPM product by leveraging it as the value driver in the debt exchange program.

     o Develop a process that is technologically flexible, scalable and cutting edge.

Products and Services

The Company provides comprehensive and ongoing financial services that include Credit Management, Debt Exchange and Financial Services.

Credit Management

         Credit Profile Management(TM)('CPM')

         Credit reports are an individual's financial fingerprint, used by lenders, insurance companies and employers as the basis for acquiring loans, credit cards, mortgages, leases, insurance and employment. Powered by technology, this proprietary, foundational product works on members' behalf toward the removal of inaccurate, outdated and unverifiable information from their credit reports. This could include incorrect or crossed names, addresses, social security numbers, credit inquiries, as well as adverse information - all of which could have a negative impact on credit, insurance or employment decisions and lower the individual's credit score.

         In accordance with requirements of the Fair Credit Reporting Act, each 'CPM' cycle typically shows results within approximately 30 to 45 days. Members receive ongoing 'CPM' updates in their personalized online MyJUNUM(tm) account, where they are able to view their reports and JUNUM(tm)'s activities on their behalf.

         Credit Monitoring & Analysis

         For an additional fee, members and registered users may elect to receive an in-depth personal credit analysis delivered electronically, which presents an assessment of credit standing and proposals for improvement. For an additional monthly fee, members also may select Credit Monitoring, which provides proposed methods for improving credit scores.

         Identity Theft Notification

         As part of Credit Monitoring, this product provides automatic online notifications of credit inquiries/activities and potential identity theft or credit fraud.

         Online Credit Report Ordering

         Ordering credit reports from each of the three credit bureaus can be difficult and time consuming. This service offers members the opportunity to order all three-credit reports through one easy online transaction.

         Credit Reports Online

         Knowing what is on their credit reports and having access to it anytime empowers consumers in the credit granting cycle. Online credit reports give consumers instant access to all three of their credit reports online in 'MyJUNUM(tm).' Many members have already realized the benefit of accessing these reports online from the lenders' office.

         Electronic Debt Negotiation(TM)

         The Company's debt services products provide a total solution approach to credit management by addressing authentic debts and their impact on the credit report. The electronic Debt Negotiation product negotiates at the request of a member to settle aging debts and then works with the creditor towards the removal of derogatory information from the members' credit report.

         Debt Management

         At a member's request, the Debt Management service negotiates with creditors for a reduced monthly payment plan for an existing debt. For an additional fee, the plan is designed to reduce and minimize negative impact on the members' credit reports.

         Debt Consolidation

         Through junum's Debt Consolidation program, for an additional fee, junum will attempt to restructure several debts into one monthly payment, while seeking to reduce and minimize negative impact on the members' credit reports.

         Credit and Score Quiz

         This interactive online quiz assists members and registered users in understanding their current credit standing and establishing target goals for credit improvement.

         e-Credit Download Guide

         For those individuals who may prefer to work on their own credit reports and debts, this up-sell product provides comprehensive guidance in credit restoration and debt negotiations. It is available to members and registered users.

Debt Exchange:

         Debt Exchange targets a separate and distinct market. Its purpose is to provide an alternative to traditional debt collections and to expand JUNUM(tm) membership. Debt Exchange offers consumers and small businesses that may have become delinquent on a debt the opportunity to improve their credit rating. Through acquired debt portfolios, JUNUM(tm) intends to reconstitute the non-performing debt into a new receivable through the JUNUM(tm) Credit Card combined with JUNUM(tm) membership. Targeted debt exchange opportunities include consumer and commercial loans, credit card debt, student loans, medical accounts, unsecured loans and retail/department store accounts. The Company's plan is to sell the new receivables into the Securitization Markets after positive payment patterns have been demonstrated.

         In December 2000, the Company purchased a $352 million dollar debt portfolio containing non-performing credit card debt representing 189,000 individual accounts. Technology to streamline and support debt exchange activities is currently under development. This product is not intended for existing JUNUM(tm) members.

Financial Services

         JUNUM(tm) Credit Card

         A private label JUNUM(tm) Credit Card provides members and registered users with the opportunity to establish a positive credit rating through credit card payments, while taking advantage of credit card benefits. The JUNUM(tm) Credit Card, underwritten by Sterling Bank & Trust, is a secured VISA and reports to the credit bureaus the same way as an unsecured card, thus potentially improving the credit rating with timely payments. The card is secured by an FDIC insured interest bearing savings account with Sterling Bank & Trust that provides the cardholder 120% credit. For example, if a member deposited $100, then $120 of credit would become available on the member's JUNUM(tm) Credit Card.

         Student Services

         This service provides those with existing student loans avenues for loan resources and consolidation through the Company's e-Partner, CFS, as well as a storehouse of information, education and other resources. Resources also are available for those seeking student loans.

         Analysis Engine

         This technology has been built and currently is in its testing phase. The Analysis Engine is designed to match members' credit standing with offers for credit through the Company's e-lending partners. These offers will appear as a continuing stream in members' MyJUNUM(tm) accounts and can be previewed by members with no risk of an inquiry on their credit reports.

         Ask the Expert

         The Company's Credit Experts answer critical questions regarding all aspects of credit, debt and personal/small business finance. With extensive professional experience in both sides of the collections process (collections and consumer advocacy), these individuals have the experience and knowledge necessary to provide expert, online answers. Answers typically are provided to members in their personal online MyJUNUM(tm) account within 24 hours.

         Resource Center

         This comprehensive center provides articles, links and interactive self-help tools on many aspects of personal and small business finance, including credit, debt, bankruptcy and loans.

         Credit and Financial Newsletter

         This free opt-in service provides leading-edge information to any interested consumer regarding new legislation and other vital topics relating to credit, debt and personal/small business finance. Newsletters are published and distributed online with monthly circulation.

         Budget Calculator

         This interactive product allows members and registered users to calculate and analyze their debt ratio, which assists in understanding the impact of debt ratio on credit scoring and reaching personal target objectives.

The Market

Credit Management and Financial Services

There is great market potential for credit management and debt services in the U.S. Anyone with a credit history can be considered a potential buyer. Because the credit management market is in its relative infancy and currently is being purchased by early adopters, it is difficult to estimate the percentage of potential buyers. However, the market is poised for dramatic growth as consumers seek out financial and credit education. As larger competitors begin to enter the marketplace, it is possible that growth may accelerate in the near future.

Management uses several fundamental factors and trends in determining its projections of the Company's marketplace:

     1) The Internet has grown to over 70 million individual users in the United States alone as reported by International Data Corporation and Jupiter Communications Second Quarter 1999 e-commerce report. It is projected that this number will increase to well over 100 million individual users in the next two years.

     2) This growing market is combined with the fact that the majority of all individual credit profiles need some restoration maintenance as reported by Commercial Law Journal Volume 100 No. 3, Credit Reporting Agencies, pg. 393 and further reinforced by a CONSUMER REPORTS study concluded this year that showed more than half the reports studied had errors in them with the potential to "derail a loan or deflect an offer." Errors cited included mistaken identities, misapplied charges, uncorrected errors, misleading information and inconsistencies between the three credit reporting bureaus. Due to the underlying inadequacies of the credit repair mechanism, management does not expect that the error rate will decline, but rather that the incidence of individuals requiring credit management services will be sustained. Management further believes that credit reporting will never achieve perfection and therefore sustain an ongoing need for credit management services.

     3) Most credit profiles require continued maintenance as provided by JUNUM(tm). The trend towards inaccuracy in the credit reporting only benefits JUNUM(tm). Management is confident that its credit management services will foster membership loyalty as JUNUM(tm) facilitates members' financial needs.

     4) Loans, leases, refinances and other credit programs are in high demand, and the growth rate shows no sign of decline.

    5) Identity theft is one of the fastest growing financial crimes, with an estimated 500,000 victims per year according to the US Federal Trade Commission. The implications of identity theft to the consumer are tremendous: fraudulently issued credit card bills, loans and checking accounts that can take months or even years to detect and often are difficult to sort out.

    6) A recent survey conducted by the National Small Business United Organization and Arthur Andersen found that 24 percent of small and mid-sized businesses are unable to obtain adequate financing.

    7) Americans now are carrying debt loads equivalent to 99 percent of their annual disposable incomes, a proportion that nearly has doubled over the past 40 years. The impact of increasing debt loads has had a devastating affect on U.S. households.

Debt Exchange

For its Debt Exchange program, through its wholly owned subsidiary Voleran, the Company seeks out consumers who want a second chance at obtaining unsecured credit. These consumers appreciate the impact that credit cards and good credit can have on their quality of life. Many of these consumers, although classified as sub-prime, are not credit criminals and have lost access to unsecured credit through short-term difficulties such as illness or job loss. The Company provides its customers with a unique opportunity to settle their account by transferring it onto an unsecured junum Visa(R). Included in this offer are a year-long membership to JUNUM(tm), for credit management services, and the opportunity, with JUNUM(tm)'s help, to return to the financial mainstream.

The Company reaches its target market through two main channels: the acquisition of non-performing debt portfolios and the formation of alliances (through licensing agreements) with leading collection agencies. This will enable them the opportunity to collect on debts about to be sold to a lower placement collection agency.

Management uses several fundamental factors and trends in evaluating the feasibility of the debt exchange market:

     1. In 1999, approximately $216 billion in non-performing debt was placed for collection with professional, third-party debt-collection agencies.

     2. According to Faulkner and Gray, the market for buying and selling these portfolios, while virtually non-existent 10 years ago, exceeded $40 billion in face value during 1999.

     3. According to a March 2000 report released by the Federal Reserve Board, credit card debt to bank customers reached beyond the $500 billion mark in the fourth quarter, with the average amount of seriously delinquent card debt hovering over 2% of bank debt outstanding. The report also stated that yearly charge-offs averaged one dollar for every $22 of card debt outstanding on banks' balance sheets.

     4. Further evidence of an increasing trend in consumer debt is the recent estimate, made by the Bureau of Labor Statistics, showing that employment in the collection industry is expected to grow at a faster than average rate through the year 2008. The Bureau of Labor Statistics attributes the fast growth to the rising level of consumer debt.

     5. According to the Kaulkin Ginsberg Company, a leading consultant in the collections industry, in the next ten years, estimates are that consumer debt will nearly double to $9 trillion, thereby significantly increasing the amounts turned over to collection agencies for recovery.

Market Strategy

The Company recently completed a proof-of-concept phase involving various marketing concepts to identify the market size and acceptance of JUNUM(tm) services in the United States. With this phase completed, the Company is rapidly expanding upon its Internet business-to-business strategy, marketing to ePartners who either judge, offer or check credit. The Company believes these marketing targets will have a broad appeal for the JUNUM(tm) services. Management believes JUNUM(tm) will be able to capitalize on the distribution channels established by these targeted ePartners to significantly increase new subscribers.

The marketing strategy for Credit Management involves acquiring new members through the established distribution channels of the Company's e-business partners who offer, judge or check credit.

The marketing strategy for Debt Exchange is to transform non-performing debt portfolios into performing JUNUM(tm) Credit Card receivables bundled with membership. Non-performing debt presents an ever increasing burden for financial institutions. Where standard collection attempts for non-performing debt fails, the Company believes its Debt Exchange program will succeed by utilizing the benefits of membership to act as a motivator to reconstitute non-performing debt into a performing receivable.

Financial Services attract lenders who desire a more accurate method of granting credit. The Company's Analysis Engine analyzes, pre-qualifies and matches members' credit standing with credit offers through e-lenders.

Although the Company anticipates new subscribers from consumer and small business activity along with general Internet traffic, management believes JUNUM(tm)'s unique and proprietary business-to-business services represent the largest anticipated source of revenue.

The Company experiences operational economies of scope in the cross selling of its services:

     o JUNUM(tm)'s financial services (facilitated by a third-party bank) will be offered to Credit Management members.
     o The Credit Management product will be offered to those people that are turned down for financial services and loans.
     o Debt-Exchange will offer its debt holder credit management services and transfer the principal to a private-label Credit Card (facilitated by a third-party bank).
     o The Company leverages the power of emerging technology for all three business models. The Company's internal IT department designed most of its systems. This allows the Company to operate under a totally integrated and seamless system, built internally by the employees that know the Company and its members the best.

Marketing and Growth

The Credit Management segment competes principally on the basis of the scope of its distributions systems and the breadth of its product offerings. Management believes the Company has substantial opportunities for growth through leveraging memberships in the consumer and business-to-business markets. JUNUM(tm) is committed to the credit and financial needs of the sub prime community, both individuals and small businesses.

The Company will concentrate on long-term strategies for the Company focusing on the continued technological development of the three primary systems: the Company Internet, Intranet and Extranet; as well as the continued development of Credit Management, Debt Exchange and Financial Services.

The key elements in the Company's sales and marketing strategy include:

Retaining the Subscriber. The Company intends to employ an aggressive plan to retain members. Management believes that the low monthly cost and automatic withdrawal of monthly fees along with the positioning of the Company as a long-term maintenance program are key psychological elements in the success of retaining member. The Company will also provide comprehensive information and educational programs to its members in an effort to assure members that membership represents a long-term commitment and that the membership rates are reasonable.

Expansion into different segments. The Company intends to target subsections of the sub prime market. For example, the Company will target homeowners in the sub prime sector, divorcees in the sub prime sector, engaged couples in the sub prime sector, etc. This will allow the Company to more effectively market to its target demographic.

Acquisitions. The Company anticipates acquiring additional debt portfolios.

Group Sales Program. This program gives employers the opportunity to introduce a credit management product as an employee benefit.

Pricing. The Company will continually monitor its pricing structure to ensure that product, service, corporate image, consumer feedback and competition are properly reflected in the final price. The Company believes that dynamic pricing is a viable option to test the market.

Increase Internet Traffic. The Company will continue to develop an aggressive marketing and sales campaign. This campaign includes the following:

         Newsletters and Promotions. The Company generates e-mail addresses of potential members interested in the free newsletter and/or the promotion give-away. The Company is able to broadcast a direct e-mail campaign and track the membership conversion from this targeted group.

         Affiliate Program. The Company is developing this program to ensure that maximum utility is achieved. With proper management, this program is very viable in that it provides the Company with "sales agents" and a proliferated virtual sales force.

         e-Partners. This program provides a valuable alternative for e-Partners to generate revenue from otherwise lost business and their sunk costs.

         Mass Media Advertising: The Company intends to focus on radio, television, print and a variety of other advertising alternatives.

Employees

The Company currently employs 47 employees at its headquarters in Costa Mesa, California.

Loss of sustained access to Utilities

There can be no guarantee that the Company's web-site will be un-interrupted. Currently, the State of California is experiencing an insufficient supply of electricity, which is causing temporary losses of power in certain regions of the state and could raise additional difficulties in access to other utility type services. Junum has servers co-located with Exodus Communications, which provides battery-back up, and generator-back up. The Company also runs redundant servers from its Corporate Headquarters in Costa Mesa, California. Both the primary and redundant servers are located in California. Although the Company feels confident with its back-up and redundancy strategy, there can be no guarantees during a prolonged loss of access to utility type services.


                               PLAN OF OPERATIONS

         On October 25, 1999, JUNUM ("Company") was incorporated. The Company is a membership based Credit Management and Financial Services company whose tools include the Internet for its members, the Intranet for its internal controls and the Extranet for the e-Partners and e-Lenders. Just after the formation of the Company, certain assets were acquired from National Credit Clearing Network ("NCCN"). NCCN had been in existence for 9 years in Irvine, California and established a successful customer base using proven methods and following the guidelines established by the Fair Credit Reporting Act. NCCN's customers Credit profiles were maintained, which included the restoration of correct information and the removal of inaccurate, outdated and unverifiable information enabling the customers to have a higher rate of success at achieving desired financing. Additionally, the Company purchases non-performing debt portfolios containing individuals and businesses who have previously defaulted on their credit. The Company's Debt Exchange program remarkets to this clientele the JUNUM membership along with reconstituting their defaulted debt into a new receivable. This new receivable is in the form of a junum.com Credit Card and is sold into the Securitization Markets after positive payment patterns have been demonstrated. JUNUM offers financial services by matching participating lenders financing criteria to qualifying members.

                          A Developmental Stage Company

         JUNUM is a developmental financial technology company that specializes in products and services for consumers and businesses that are directly related to Credit risk assessment, Credit granting and Credit JUDGMENT. The Company is positioning itself to realize revenue through several sources, both consumer and business to business.

         The Company continues to develop its technology and marketing objectives by expanding upon its products and services designed for consumers and small businesses. In addition, the Company continues to develop products and services that are offered for businesses to enhance their value-chain functions and value-added revenue generation.

         The Company's Internet, Intranet and Extranet systems have been developed and are operational. The Company plans to continue to expand and enhance these three primary tools.


                         Three Primary Systems Developed

         INTERNET: Functions as the medium for delivery of the Company's services and serves as a tool for its members. The Company uses the Internet as a method of presenting information to its members via push technology. This push ranges from CPM and EDN status, to Credit report and Credit scoring review, along with a wide range of Financial Instruments the Company's Analysis Engine ("AE") has determined members pre-qualify for.

         This push technology centers around two key features: the MYJUNUM section - a personalized financial tool for members, and the JCHANNEL - an icon that appears on a members desktop/toolbar for easy delivery of this personalized financial tool. Additionally, the Company will aggressively use e-mail, telephone and mail as alternative methods of presenting information to its members.

         INTRANET: Functions as the Company's internal information center. Members' Credit information is imaged, processed, tracked and supported here. The Intranet also facilitates several key functions of the Company: the vehicle for presenting information to members via the Internet, telephone, e-mail and direct mail.

         Sales and promotion, data integration from referrals and coordination of Internet and Extranet sales campaigns are tracked here. Data analysis and reporting are also among the many functions of the Company's Intranet site.

         EXTRANET: Serves as the coordination center for the Company's e-Partners. One patent-pending process is the ability of a business, virtual or physical, to recapture the business of a potential client who has been financially disqualified. Using the Extranet allows the business to conveniently monitor the Credit improving progress of referrals who were originally denied credit or provided credit at a higher rate. Once the Credit rating has reached a level acceptable to the business, the Extranet marketing tools bring the customer back for products and services.

         Additionally, the Extranet serves as the focal point for e-Lenders to designate the financial services categories in which they wish to participate. The Lender further selects from a list of comprehensive financial programs that allows them to be included in the Company's AE, which pushes pre-qualification(s) to members. This in turn enters the Lender into a competitive position with other Lenders, in presenting a continually updated pre-qualification list of approved financial Credits specific to the Member.

         A Lender may create its own special loan, lease, refinance or other credit within the AE (perhaps a lower interest rate), thereby improving its competitive position. The Lender maintains and adjusts its competitive participation level through the Extranet.

                      Summary of the Products and Services

         The Company offers three primary end-user memberships: CREDIT MANAGEMENT & FINANCIAL SERVICES, CREDIT PROTECTION & MANAGEMENT and SMALL BUSINESS SERVICES. A function of membership is to improve credit rating and protect credit identity. This is accomplished by the Company's patent-pending technology which works to update and correct inaccurate, outdated and unverifiable information on a Member's credit reports. Common components to these memberships include Credit Profile Maintenance ("CPM"), Electronic Debt Negotiations ("eDN"), Identity Theft Notification ("ITN"), a JUNUM Credit Card, Financial pre-qualification services, on-line credit reports and on-line membership interactive services. In addition, the Company offers a comprehensive array of Business to Business products and Services. These include: Remarketing service, Pre-Qualification of Credit facilities, Co-Branding of the Company's services, Affiliate programs, Securitization Yield Enhancement, membership as an Employee Benefit program, the recapture and refinance of previously disqualified customers and lending activities.

                                  Revenue Model

         The Company has developed a revenue model that encompasses receiving monthly re-occurring membership fees and other service fees from individuals and small businesses. To achieve this end result, the Company's services are designed to appeal to a broad business audience by providing value-added benefits that would entice organizations to partner with JUNUM, thereby utilizing their resources in directing Internet traffic, promoting the Company or remarketing the Company's services. It is a goal of marketing to achieve mass promotion of the Company through the established distribution channels of its e-business partners.

         Company research has shown a lack of sufficient competition to compare marketing potential. Therefore, the development of the Company's revenue model required identifying the Market potential and acceptance of JUNUM products and services. From April 2000 through October 2000, the Company conducted a Proof-of-Concept phase by employing a Telemarketing method of obtaining new subscribers. This test method allowed the Company to reach a broad cross-section of demographics in the United States. Management believes this successful Proof-of-Concept phase has validated the Market potential and acceptance of JUNUM'S services.

         The strategy after the Proof-of-Concept phase is to develop the Company's products and services to become flexible for the mass market and shift its marketing to the power of the Internet to fulfill its Marketing objectives. Further technical and marketing concepts were developed during this Proof-of-Concept phase, and the Company now is poised to rapidly grow its subscriber base via its e-Affiliate, e-Partner, Co-branded and Business-to-Business strategies over the Internet and various other electronic forums.

         The Company anticipates revenue from its Business-to-Business marketing strategy providing additional value-added infrastructure through the Company's Co-branded and Private Label services. Also, the Company anticipates the addition of future value-added services for its members and partners that are centered around information exchange, financial services and promotions that are key to the Company's revenue generation.

                            Retaining the Subscriber

         The Company intends to employ an aggressive plan to retain members. Management believes that the low monthly cost and automatic withdrawal of monthly fees along with the positioning of the Company as a long-term maintenance program are key psychological elements in the success of retaining members. The Company will also provide comprehensive information and educational programs to its members in an effort to assure members that membership represents a long-term commitment and that the membership rates are reasonable.

         The Company employs many tactics for member retention, including free month's membership referral program, ongoing emails with credit/financial updates, newsletters and online financial seminars.

         The Company provides latitude to Member Support to employ various strategies in membership retention.

                               OPERATIONS OVERVIEW

         In carrying out the Company's mission to provide Credit Profile Maintenance ("CPM") and other financial services over the Internet, focused developmental programs have significantly raised the level of operational success. The Company uses sophisticated tools and techniques to manage operations as outlined in the Information Technology section of this memorandum.

         The Company's Operations are comprised of the following primary operating units:

         Corporate: Located in Costa Mesa, California, the Company's Corporate office oversees all business units and is responsible for implementing the Company's objectives and developing new business. The following departments are housed at the Company's corporate location:

         Marketing: Implements the vision of the Company through direct marketing, Internet marketing, strategic alliances, multimedia commercials, promotions and traditional marketing via print, radio and television. Identifies, researches and develops new profit centers. Oversees the JUNUM credit card and JUNUM PC offers. Analyzes future market trends, needs and opportunities. Develops initiatives to drive new business onto the web site. Marketing and Sales work closely with Corporate Communications to develop effective marketing strategies and associated materials.

         Corporate Communications: Responsible for strategically positioning and building a consistent image and identity for the Company across the market. Develops, implements, evaluates all internal and external communications, web site content, publications, promotional transmissions and materials. Manages media relations. Works closely with Marketing to develop marketing collateral.

         Partner Support: Serves and supports e-Partners and e-Lenders of the Company by providing tools, information and guidance to establish and maintain mutually beneficial relationships. Works closely with each e-partner and e-lender to create and coordinate Extranet access, distribute individualized promotional materials and facilitate their successful use. Available by phone, email and on the Extranet to provide assistance.

         Information Technology: Develops and maintains the Internet, Intranet and Extranet functions of the Company's web site.

         Member Support: Serves and supports the members of JUNUM and uses a proactive approach to maintain contact with members and provide high-quality individualized service. Although members are encouraged to contact Member Support via the web site or email, staff is available by phone toll free 9:00 a.m. to 7:00 p.m. (PST), Monday through Friday. Member Support coordinates personalizing and distributing Welcome Kits to new members and communicating with members via their personalized Myjunum home page, or if necessary, by email, phone or mail.

         Processing: Responsible for all correspondence with the three major credit bureaus for the purpose of verifying, updating and maintaining information on members' credit profiles. Continually updates database with records of actions taken, which allows members to track their profile status.

                                  DEBT EXCHANGE

The Company purchases debt portfolios containing customers who have previously defaulted on their credit. Once acquired, the Company will remarket to the individuals or small business JUNUM membership services along with reconstituting their defaulted debt into a new receivable. These new receivables are in the form of the junum.com Credit Card and may be sold into the Securitization Markets after positive payment patterns have been demonstrated. The Company believes membership will act as an additional motivator in conversion of the old debt.

Those who convert to this Debt Exchange program will reconstitute their old debt, add annual junum membership fees and receive the following benefits:

     1. New junum.com Credit Card reconstituting the old debt. This card is fully reporting and while kept in good standing works to better individuals' credit ratings.
     2. JUNUM eliminates the negative reporting of the old debt on the individuals credit reports.
     3. Payments on the junum.com Credit Card against the principle become the available credit.
     4.  All the benefits of junum membership.

This Debt Exchange has been consolidated into the wholly-owned subsidiary, Voleran.

Item 2.  DESCRIPTION OF PROPERTY

The Company currently leases a total of 23,513 square feet in two locations:

The Company's Corporate Headquarters occupy approximately 13,714 square feet at 1590 Corporate Drive, Costa Mesa, CA 92626. This facility is sub-leased at the rate of $15,840 per month and expires in November 2001. An additional 18-month extension on this lease is under negotiation with the building owner. The Company believes this facility will be adequate to accommodate expansion needs.

The Company's technical facilities were moved from a building adjacent to Corporate Headquarters into the Headquarters building at the end of the fiscal year. The technical facilities occupied approximately 5,880 square feet at the rate of $6,791 per month and the sub-lease expires in November 2001. Subsequent to the end of the fiscal year, the Company acquired approval from the landlord to vacate these premises and substitute a tenant acceptable to the landlord.

The Company's proof-of-concept marketing facilities occupied approximately 9,799 square feet in Las Vegas, NV. This facility is leased at the rate of $10,411 per month and expires March 31, 2005. During the fourth quarter, the Company centralized its operations into its Costa Mesa facility. The Company is actively seeking a tenant to sublet the Las Vegas premises.

The Company also rents on a month-to-month basis 150 square feet of storage space at $132 per month.

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

On April 4, 2000, the trial court entered an order granting the Company's Motion for Substitution of Counsel, appointing new counsel for the Company. On that same day, the trial court entered an order dismissing the Company's claims with prejudice, due to prior want of prosecution after the first appeal was decided. On April 13, 2000, the Company filed a Notice of Appeal regarding the trial court's dismissal order.

On July 31, 2000, JUNUM filed a complaint in the United States District Court for the District of Nevada seeking declaratory judgment against the UnumProvident Corporation and the Unum Life Insurance Company of America. The law firms of Kilpatrick & Stockton, in Reston, VA, and Quirk & Tratos, in Las Vegas, Nevada, serve as counsel to plaintiff, junum.com, Inc.

The suit was filed by JUNUM to clarify the Company's rights in the JUNUM trademarks in light of correspondence received from counsel for the UnumProvident Corporation which has used the mark UNUM (Latin: translates to "One", commonly used as "E PLURIBUS UNUM" on United States currency). Based on the fact that the United States Patent and Trademark Office (USPTO) failed to cite any of UnumProvident's trademarks against JUNUM's pending trademark applications, and in addition to the fact that JUNUM currently is not using the mark JUNUM in the field of life insurance, disability insurance and accident insurance, JUNUM management has taken the position to obtain a declaratory judgment finding, to avoid any future controversy over trademarks, unfair competition or dilution in violation of the Trademark Act of 1946, between JUNUM and UnumProvident regarding the alleged enforceability of federally-registered trademark rights alleged to be possessed by Unum products. Management contends that it is not infringing UnumProvident's alleged federally-registered trademark rights because JUNUM activities are not likely to cause confusion, or to cause mistake, or to deceive the public.

The Company has been subject to routine litigation in the ordinary course of its business. We are not currently subject to any pending litigation that we believe would either individually or in the aggregate have any material affect upon our consolidated operations or consolidated financial condition.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company effected a 1 for 25 reverse split of its common stock effective as of October 2, 2000. This matter was submitted to and approved by the stockholders at a special meeting held in August 2000.

The Company effected a 1 for 40 reverse split of its common stock effective as of December 8, 2000. By written consent, this matter was approved by the Company's majority stockholder at that time, then holding approximately 82.4% of the Company's then-outstanding shares of common stock. The Company has not sent to its stockholders an information statement about this matter but intends to do so as soon as reasonably practicable.

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock previously traded on the NASDAQ Over-the-Counter market under the symbol "EURB". The following table sets forth, on a split-adjusted per share basis for the period shown, the high and low prices of the common stock as reported for "EURB" on the Over-the-Counter market:

                                                       Closing Price
                                                   High             Low
October 21, 1999 (date of inception)
             through  December 31, 1999              30.00           13.00

Quarter Ended March 31, 2000                        220.00           28.00
Quarter Ended June 30, 2000                          95.00           22.00
Quarter Ended September 30, 2000                     32.00           14.00
Quarter Ended December 31, 2000                      14.00            2.75

Quarter Ended March 31, 2001                         12.25            6.63
Period from April 1, 2001 - April 12, 2001           11.38            7.25

In relation to the Stock Exchange Agreement of November 15, 2000, Eurbid.com, Inc. effected a 40:1 reverse split of its common stock. On December 8, 2000 the 40:1 reverse split of its shares was effective. The table above reflects the split.

Effective December 12, 2000, the Company's NASDAQ symbol was changed to "EBID."

Effective January 11, 2001, the Company's NASDAQ symbol was changed to "JUNM" to accurately reflect the Company's identity after the November 15, 2000 acquisition of junum.com, inc.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,503,610 shares of common stock, as of April 12, 2001.

Dividend Policy

The Company has not adapted any policy regarding the payment of dividends. For the foreseeable future, the Company intends not to pay any dividends and to retain all earnings in order to develop its operations.

The Company's outstanding shares of preferred stock provided that only such dividends as are declared by the Board of Directors shall be paid on the preferred stock. Accordingly, there are no restrictions in the preferred stock on the payment of dividends on the Company's common stock.

Sales of Unregistered Securities

In November 1999, the Company issued 12,000 common shares at $.05 per share to an individual as additional interest expense for a loan granted to the Company. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

In November 1999, the Company issued 6,000 common shares at $.05 per share to an individual as additional interest expense for a loan granted to the Company. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

In November 1999, the Company issued 12,500 warrants at a strike price of $1.125 per warrant to purchase a common share, to an individual for services rendered. Warrants expire three years from issuance date. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

In November 1999, the Company issued 105,000 warrants at a strike price of $1.125 per warrant to purchase a common share to an individual for services rendered. Warrants expire three years from issuance date. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

In November 1999, the Company issued 200,000 warrants at a strike price of $1.125 per warrant to purchase a common share to an individual for services rendered. Warrants expire five years from issuance date. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

In November 1999, the Company issued 200,000 warrants at a strike price of $1.125 per warrant to purchase a common share to an individual for services rendered. Warrants expire five years from issuance date. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

From December 1999 to February 2000, the Company issued 820,000 common shares at $.05 per share for miscellaneous services provided to the Company. There were five individuals/organizations which made up this group. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

Beginning in the year 2000 and ending March 2001 the Company raised $415,000 at a price of $1.65 per common share. Exemption is Regulation S and 4(2). The placement agent was Roosevelt and Associates who received 10% cash commission, 3% non accountable cash expenses, and 10% warrants. All of the Purchaser(s) were Accredited investor(s). The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

In November 2000, the Company issued 2,340,000 cashless exercisable options at $.01 in exchange for $950,000 in expenses associated with the stock purchase agreement with Eurbid.com. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

During the year 2000, the Company raised $2,570,000 at a price of $1.00 per common share. The placement agent received 10% cash commission, 3% non accountable cash expenses, and 10% warrants. The exemption was Regulation D 506. All of the Purchaser(s) were Accredited investor(s). The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

During the year 2000, the Company raised $150,000 as a convertible note due six months from date of the note. The note also included 99,999 warrants at $1.50 per warrant to purchase common shares. Expiration on warrants is three years from date of agreement. Exemption Regulation D 506. The placement agent received 10% cash commission, 3% non accountable cash expenses, and 10% warrants. All of the Purchaser(s) were Accredited investor(s). The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

Beginning in the year 2000 and ending March 2001 the Company raised $650,000 in the form of a convertible note at 12% annual interest for 12 months which can convert in to common stock at $3.30 per share. Additionally, the Company issued 196,963 shares of common stock to the purchasers of the convertible notes. Exemption Regulation D 506. The placement agent received 10% cash commission, 3% non-accountable cash expenses, and 10% warrants. All of the Purchaser(s) were Accredited investor(s). The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

In September 2000, the Company issued 200,000 shares of common stock at a price of $.01 per share in consideration for consulting services. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

From May 2000 to June 2000 the Company raised $235,000 in the form of a convertible note which converts at $1.65 per share. All of the Purchaser(s) were Accredited investor(s). The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

In November 2000, the Company entered into an agreement to sell 4,000,000 shares of common stock at $.60 per share to Netsat Holdings in return for $2,400,000 payable over twelve months as a regulation S exemption. As of 3/15/2001 the Company has received $600,000 and Netsat is currently in default. The Company has not delivered any shares of common stock as a result of the default. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

In November 2000, the Company entered into an agreement to sell 1,000,000 shares of common stock at $.60 per share to General Commerce Bank in return for $600,000 payable over twelve months as a regulation S exemption. The Company has delivered 68,078 shares of common stock as of 3/15/2001. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

In October 2000, the Company issued 12,500 shares of common stock in exchange for legal services valued at $25,000. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

Beginning in the year 2000 and ending March 2001 the Company raised $950,000 at a price of $1.65 per common share. Exemption is Regulation d 506 and 4(2). The placement agent received 10% cash commission, 3% non-accountable cash expenses, and 10% warrants. All of the Purchaser(s) were Accredited investor(s). The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

The shares of stock held by the shareholders of Eurbid totaled 448,348 prior to the reverse acquisition. The Company has reflected such shares as new shares issued in connection with the reverse acquisition. The consideration received was $591,901, which represented the Eurbid liabilities that were assumed by the Company as a result of the reverse acquisition. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

On October 5, 2000, the Company issued 200,000 shares of common stock in exchange for interest on a loan payable. Management estimated that the market value of the shares at the date of issuance was $.60 per share and accordingly, recognized interest expense of $120,000. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

On November 14, 2000, the Company cancelled 3,400,000 shares of common stock pursuant to an issuance of 4,000,000 shares of common stock on October 21, 1999 in exchange for the net asset of NCCN, Inc. valued at $40,000. The Company and the stockholder who received the shares in exchange for the assets agreed to the cancellation of the shares due to impairment of the value of the net assets initially exchanged. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

On October 15, 2000, the Company granted to certain employees warrants to purchase 1,750,000 shares of common stock at a price of $.01 per share. Under the terms of the grant the warrants were immediately exercisable and employees exercised all the applicable warrants. Management estimated that the fair value of such warrants was $.60 per warrant at the date of the grants. Employees compensation expense of $1,032,500 was recognized during the six-month period ended December 31, 2000. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

On November 15, 2000, the Company issued 1,946 Series A voting convertible preferred shares to the Company's Chief Executive Officer and principal shareholder in exchange for his investment pledged to the Company totaling $1,946,000. Holders of the Series A voting convertible preferred stock are entitled to convert each share of preferred stock, plus any accrued but unpaid dividends, into shares of common stock based on $1,000 divided by the conversion price defined as $.50 per share of common stock. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

On November 15, 2000, immediately after the issuance of the Series A voting convertible preferred shares, the Company's Chief Executive Officer exercised the conversion rights on 600 preferred shares with a conversion price of $.50 per share of common stock and was issued 1,200,000 shares of common stock. In connection with the issuance of the Series A non-voting convertible preferred stock, the Company has applied the recommendations of EITF Issue No 98-5 00-27 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios". Management estimated the fair value of the Company's shares of common stock as of the date of the preferred share issuance to be $.60 per share. Interest expense totaling $389,200 has been recorded as the result of this beneficial conversion feature. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

On December 1, 2000, the Company issued 4,545 shares of common stock in exchange for consulting services totaling $7,500. The Company recorded the issuance of these shares at its estimated market value of $.60 at the time of issuance. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

On December 31, 2000, in connection with a consulting agreement signed on November 15, 2000, the Company issued 1,200,000 of the Company's common stock in exchange for services to broker the acquisition of a non-performing credit card receivable portfolio as discussed in Note 7. Management estimated that the fair value of the shares of common stock was $.60 at the time the consulting agreement was executed. Management reflected the cost of these services as an additional component of the credit card portfolio totaling $720,000. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

On December 31, 2000, in connection with a consulting agreement signed on November 15, 2000, the Company issued 750 shares of Series B non-voting convertible shares in exchange for consulting services provided by GCH Capital. Management estimated the fair value of the consulting services to be $750,000. The conversion rights shall commence to be effective at the earlier of (a) the shares of common stock issuable upon such conversion are registered on a registration statement which has been declared effective by the Securities and Exchange Commission, or (b) November 10, 2001. The holder of the Series B non-voting convertible preferred stock is entitled to convert each share of preferred stock, plus any accrued but unpaid dividends, into shares of common stock based on $1,000 divided by the conversion price defined as the lesser of
(i) 50% of the lowest closing price as reported by any securities exchange or market upon which the Company's shares of common stock are traded for 20 trading days immediately preceding the conversion date; (ii) 80% of the lowest per share price of any issuance of the Company's shares of common stock or any securities convertible into shares of common stock prior to the conversion date; or (iii) $.50 per share of common stock. The sale was exempt from registration under
Section 4(2) of the Securities Act of 1933 as amended.

In connection with issuance of the Series B non-voting convertible preferred stock, the Company has applied the recommendations of EITF Issue No. 98-5 00-27 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios". Based on management's estimate of the fair value of the Company's shares of common stock of $.60 per common share as of the date of the execution of the consulting agreement, and the minimum conversion price per common share of $.50, the beneficial conversion feature of the preferred shares was determined to be $150,000. Commencing with periods beginning January 1, 2001, the Company will recognize $15,000 in preferred dividends per month over a 10 month period totaling $150,000 to account for the beneficial conversion feature of the preferred shares. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

On December 31, 2000, the Company issued 5,100 shares of Series C non-voting convertible preferred stock in exchange for a non-performing portfolio of approximately $352.5 million in credit card receivables with a purchase price of $5.1 million pursuant to an asset purchase agreement. The holder of the Series C non-voting convertible preferred stock is entitled to convert each share of preferred stock, plus any accrued but unpaid dividends, into 1,000 shares of common stock with the prior written consent of the Company or on or after December 31, 2002. Notwithstanding the preceding conditions, the Company has the right, at any time subsequent to November 15, 2002, to redeem the preferred shares for a price of $.10 per share, provided that the Company receives and collects less than $4.9 million in net collections from the credit card receivables. In such event, the Company, on or after November 15, 2002, shall have the right to redeem a number of shares of Series C non-voting convertible preferred stock equal to the difference between $4.9 million and the net collections. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

Item 6.  SELECTED FINANCIAL DATA

         This section does not apply due to the nature of the reverse acquisition transaction coupled with inconsistent audit periods. The Company's operations before the reverse acquisition transaction was a different business model with minimal revenue from operations. The surviving entity audit periods range from inception, October 21, 1999 through June 30, 2000 and July 1, 2000 to December 31, 2000, and therefore cannot be compared due to different date ranges of each audit period.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

         The following discussion of the Company's financial condition and results of operations should be read in connection with the Company's consolidated financial statements and notes thereto appearing elsewhere herein. Factors that could cause or contribute to differences from the consolidated financial statement include, but are not limited to, risks and uncertainties related to the need for additional funds, the rapid growth of the operations and the ability of the Company to operate profitably after the initial growth period is completed.

                                    OVERVIEW

JUNUM Incorporated is a financial technology company engaged in Credit Management, Debt Exchange and Financial Services. Credit Management works toward improving members' Credit Rating and protecting their Credit Identity through the removal of inaccurate, outdated and unverifiable information from their credit reports. This membership service is for individuals, small business and corporations with reoccurring monthly charges. Debt Exchange offers consumers and small businesses who may have become delinquent on a debt the opportunity to regain their credit standing. Financial Services uses the Company's Analysis Engine to match its members' credit status with loans, leases and other credit offers from the Company's lending partners. The Company has filed eight applications for patents surrounding its three main business components. However, there can be no assurance of granting of the patent applications by the Patent & Trademark Office.

Development Stage Company

Junum's efforts during calendar year 2000 were focused primarily on the development of its technologies and proof of concept through test marketing. Through various proof of concept sales and marketing cycles, the Company was able to capture the necessary marketing, projection and analysis data components to determine the size and scope of the potential Junum market place. The data captured verified management's beliefs as to the validity of the marketplace and its product offering. The proof of concept sales cycles were designed specifically for discovery of the best extrapolation of sales and marketing targets, tactics, geographic(s), payment methods and other membership services. The Company's customer base consists of primarily month-to-month memberships. The Company began recognizing revenue during the second half of the calendar year 2000, while increasing its customer base during the proof of concept marketing cycles in the second and third quarters of 2000

History

JUNUM Incorporated is the surviving public entity resulting from the stock exchange transaction between Eurbid.Com, Inc. and junum.com Inc.

junum.com Inc., a private company, was incorporated as a Nevada Corporation on October 25, 1999, as a membership based credit management and financial services company.

On November 15, 2000, EURBID.COM, INC. (the "Company") acquired approximately 80.05% of the issued and outstanding capital stock of junum.com Inc. pursuant to a Stock Exchange Agreement, dated November 15, 2000, by and between the Company, David B. Coulter and certain shareholders of junum.com Inc. Eurbid's name was then changed to JUNUM Incorporated. This business combination has been accounted for as an acquisition; and, as such, the financial condition, results of operations and cash flows for the period October 21, 1999, through June 30, 2000, and July 1, 2000, through November 15, 2000 are that of only junum.com Inc. The consolidated financial condition, results of operations and cash flows of the Company are presented from November 15, 2000 through December 31, 2000.

                              RESULTS OF OPERATIONS

               PERIODS ENDED DECEMBER 31, 2000 AND JUNE 30, 2000:

NET SALES. Sales, net of returns and allowances, for the six-month period ended December 31, 2000 was $414,091; a 458% increase from $74,162 during the period ended June 30, 2000. This does not include any proof-of-concept marketing related activities.

EXPENSES. Total general and administrative expenses increased 51% from $2.44 million for the six-month period ended June 30, 2000 to $3.69 million for the six-month period ended December 31, 2000. Salaries and employee benefits increased 88% from $1.48 million to $2.78 million. This increase is due in-part to non-cash compensation to Company officers for $1.03 million in the form of exercisable warrants and also the result of staffing the telemarketing operations during the proof-of-concept phase of operations.

Depreciation increased 154% from $78,386 for the six-month period ended June 30, 2000 to $198,835 for the six-month period ended December 31, 2000. Interest expense increased from $26,949 to $1,563,582 ($1,344,422 relating to non-cash expenses relating to the beneficial conversion features attached to various equity issuances) reflecting the Company's ability to obtain additional financing sources in the six-month period ended December 31, 2000.

INCOME TAX BENEFIT.
The Company will recognize tax benefits as factors indicate that it is more likely than not that future tax benefits will be realized.

NET INCOME (LOSS).
Net loss applicable to common shareholders during the six-month period ended December 31, 2000 was $5.32 million compared to a net loss applicable to common shareholders of $2.64 million during the period ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES
Our projections of future cash needs and cash flows are subject to substantial uncertainty. Current cash and cash equivalents and cash that may be generated from operations will not be sufficient to meet our anticipated cash needs for the next 12 months. Accordingly, we are dependant on raising additional financing in order to continue operations. We will seek to sell additional equity or debt securities in order to fund our cash needs. The sale of additional equity or equity-related securities would result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

INFLATION
The Company believes that inflation has not had a material impact on its results of operations for the period ended June 30, 2000, and for the six months ended December 31, 2000.

                        JUNUM INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Audited)

                                                                                        October 21, 1999
                                                                     Six months ended (Date of inception)
                                                                       December 31,       to June 30,
                                                                           2000               2000
                                                                     ----------------   ----------------
Net sales                                                            $       414,091    $        74,162
Cost of sales                                                                241,777            169,242
                                                                     ----------------   ----------------
                                                GROSS PROFIT (LOSS)          172,314            (95,080)

General & Administrative Expenses                                          3,682,243          2,439,888
Depreciation                                                                 124,657             78,386
                                                                     ----------------   ----------------
                                                 NET OPERATING LOSS       (3,634,586)        (2,613,354)

Other Income (expenses)
   Net gain/loss on disposal of assets                                      (123,221)                 0
   Interest income                                                               637              3,068
   Interest expense                                                       (1,563,582)           (26,949)
                                                                     ----------------   ----------------
                                       NET LOSS BEFORE INCOME TAXES       (5,320,752)        (2,637,235)

Income tax expense                                                                 0                  0
                                                                     ----------------   ----------------

                                                           NET LOSS  $    (5,320,752)   $    (2,637,235)
                                                                     ================   ================

Industry Regulation

The Company is subject to the Fair Credit Reporting Act ("FCRA") and the Credit Repair Organizations Act ("CROA"). A division of the Company operates under these regulations and could be considered in the credit repair industry, which is highly regulated by state and federal laws, rules and regulations. Such laws, rules and regulations are complex and restrict or prohibit many types of activity. State attorneys general and the Federal Trade Commission actively investigate alleged violations and prosecute both civil and criminal proceedings against alleged violators. Such proceedings can have a substantial negative effect on the business and operations of any company. The Company is not aware of any violations of state or federal law by its credit repair operations and, to the Company's knowledge, no investigations or proceedings have been initiated against the Company. However, any such investigation or proceeding would require a costly defense and could have a material negative impact on the Company's operations, earnings and prospects.

Risk of Litigation

         The Company anticipates that it may be the target of litigation from one or more of the national credit bureaus, consumer credit providers, consumer advocates and/or competitors. To the knowledge of the Company, no such litigation has been commenced as of the date hereof and the Company has not received any threats of litigation. Nor is the Company aware of any reasonable grounds for any proceeding by the credit bureaus or any competitor against the Company. Notwithstanding the above, the Company believes that competitors, credit bureaus, consumer credit providers and consumer advocacy groups actively investigate and report to government agencies alleged violations of federal and state law and also pursue private civil litigation ostensibly to protect consumers. The Company anticipates that its business strategy may have a materially adverse effect on the business and operations of certain of its competitors and the credit bureaus, primarily by increasing their costs associated with corrections to credit reports. As a result, competitors and the credit bureaus may have substantial incentive to scrutinize the Company's operations and initiate investigations or litigation in order to limit or prohibit the Company's credit repair business. Any such litigation could result in substantial costs and negative publicity, both of which could have a materially adverse effect on the Company's revenues, earnings, financial condition, stock price and prospects.

RISKS RELATED TO OUR BUSINESS

OUR LIMITED OPERATING HISTORY MAKES FUTURE FORECASTING DIFFICULT. We were incorporated in October 1999. We began selling our products and services, and launched our web site, in April, 2000. As a result of our limited operating history, it is difficult to accurately forecast our net sales, and we have limited meaningful historical financial data upon which to base planned operating expenses. For example, during the six month period December 31, 2000, our revenues were substantially lower than we had anticipated due to Electronic EFT Collection Methods, and our expenses were substantially higher than we had anticipated due to unanticipated financing expenses and expenses related to acquisitions. This also resulted in substantially higher losses from operations than we had anticipated. We base our current and future expense levels on our operating plans and estimates of future net sales, and our expenses are to a large extent fixed. Sales and operating results are difficult to forecast because they generally depend on the volume and timing of our sales and expenses.

WE ANTICIPATE FUTURE LOSSES AND NEGATIVE CASH FLOW. We expect operating losses and negative cash flow to continue for the foreseeable future. As of December 31, 2000, we had an accumulated deficit of $8 million. We incurred net losses of $ 5.3 million for the six months ended December 31, 2000. Also, as a result of our acquisition of an approximately $352 million non-performing debt portfolio, we incurred unanticipated acquisition expenses in the form of legal and accounting fees and consulting expenses. To the extent we do not generate sufficient cash flow to recover the amount of the investment recorded, the investment may be considered impaired and could be subject to earlier write-off, or we may chose to return all or a portion of the non-performing debt to the seller in return for a proportionate return of the consideration paid. In such events, our net loss in any given period could be greater than anticipated, or our assets could materially decline, and the market price of our stock could decline.

ANY FAILURE BY US TO SUCCESSFULLY EXPAND OUR OPERATIONS WOULD HAVE A MATERIAL ADVERSE EFFECT ON US. Any failure by us to successfully expand our operations to accommodate increases in demand and customer orders would have a material adverse effect on our business prospects, financial condition and operating results. Under such circumstances, the material adverse effects may include, among other things, an inability to increase net sales in accordance with the expectations of securities analysts and investors; increases in costs that we may incur to meet customer expectations; increases in expenses if we are required to make additional capital expenditures to improve our IT systems; loss of customer loyalty and repeat business from customers if they become dissatisfied with our services; and damage to our reputation and brand image arising from uncertainty with respect to our operations. The occurrence of one or more of these events would be likely to cause the market price of our securities to decline further.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE COMPETITORS. The online commerce market is intensely competitive. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our net sales and results of operations. We expect competition to intensify in the future. In the event other competitors enter our market space, including for example debt collection companies or credit bureaus, these competitors may have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Many of these competitors may be able to devote substantially more resources to web site development than we can. In addition, larger, well-established and well-financed entities may join with online competitors or credit bureaus as the use of the Internet and other online services increases. Our competitors may be able to secure products and services from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing policies than we can.

IF WE OFFER NEW PRODUCTS OR SERVICES THAT DO NOT ACHIEVE MARKET ACCEPTANCE, OUR BRAND AND REPUTATION COULD BE DAMAGED AND WE COULD FAIL TO ATTRACT NEW CUSTOMERS. We strive to continuously add additional products and services that our customers may find desirable. Any new product or service that is launched or acquired by us which is not favorably received by consumers could damage our brand or reputation. This damage could impair our ability to attract new customers, which could cause our net sales to fall below expectations. The expansion of our business to include any new product or service will require significant additional expenses and strain our management, financial and operational resources.

OUR FACILITIES AND SYSTEMS ARE VULNERABLE TO NATURAL DISASTERS AND OTHER UNEXPECTED PROBLEMS. THE OCCURRENCE OF A NATURAL DISASTER OR OTHER UNEXPECTED PROBLEM COULD DAMAGE OUR REPUTATION AND BRAND AND REDUCE OUR NET SALES. We are vulnerable to natural disasters and other unanticipated problems that are beyond our control. Our office facilities in California house substantially all of our product development and information systems. Our third-party Web site hosting facilities located in Irvine house a substantial amount of our computer and communications hardware systems. A natural disaster, such as an earthquake, or harsh weather or other comparable problems that are beyond our control could cause interruptions or delays in our business and loss of data or render us unable to accept and fulfill customer orders or provide our services. Any such interruptions or delays at these facilities would reduce our net sales. In addition, our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquakes and similar events. We have no formal disaster recovery plan and our insurance may not adequately compensate us for losses that may occur. In addition, the failure by the third-party facilities to provide the data communications capacity required by us, as a result of human error, natural disaster or other operational disruptions, could result in interruptions in our service. The occurrence of any or all of these events could damage our reputation and brand and impair our business.

OUR NET SALES COULD DECREASE IF OUR ONLINE SECURITY MEASURES FAIL. Our relationships with our customers may be adversely affected if the security measures that we use to protect their personal information, such as credit card numbers, are ineffective. If, as a result, we lose many customers, our net sales would decrease. We rely on security and authentication technology that we license from third parties. With this technology, we perform real-time credit card authorization and verification with our bank. We cannot predict whether events or developments will result in a compromise or breach of the technology we use to protect a customer's personal information. Furthermore, our servers may be vulnerable to computer viruses, physical or electronic break-ins, denial of service attacks and similar disruptions. We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any breaches. We cannot assure that we can prevent all security breaches.

OUR NET SALES AND GROSS MARGINS WOULD DECREASE IF WE EXPERIENCE SIGNIFICANT CREDIT CARD FRAUD. A failure to adequately control fraudulent credit card transactions would reduce our net sales and our gross margins because we do not carry insurance against this risk. We use technology to help us to detect the fraudulent use of credit card information. Nonetheless, to date, we have suffered losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder's signature.

IF WE DO NOT RESPOND TO RAPID TECHNOLOGICAL CHANGES, OUR SERVICES COULD BECOME OBSOLETE AND WE COULD LOSE CUSTOMERS. If we face material delays in introducing new services, products and enhancements, our customers may forego the use of our services and use those of our competitors. To remain competitive, we must continue to enhance and improve the functionality and features of our Web site. The Internet and the online commerce industry are rapidly changing. If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing Web site and proprietary technology and systems may become obsolete. To develop our Web site and other proprietary technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our Web site, our transaction processing systems and our computer network to meet customer requirements or emerging industry standards.

INTELLECTUAL PROPERTY CLAIMS AGAINST US CAN BE COSTLY AND COULD IMPAIR OUR BUSINESS. Other parties may assert infringement or unfair competition claims against us. We cannot predict whether third parties will assert claims of infringement against us, or whether any past or future assertions or prosecutions will harm our business. If we are forced to defend against any such claims, whether they are with or without merit or are determined in our favor, then we may face costly litigation, diversion of technical and management personnel, or product shipment delays. As a result of such a dispute, we may have to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. If there is a successful claim of product infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, it could impair our business.

IF THE PROTECTION OF OUR TRADEMARKS AND PROPRIETARY RIGHTS IS INADEQUATE, OUR BRAND AND REPUTATION COULD BE IMPAIRED AND WE COULD LOSE CUSTOMERS. The steps we take to protect our proprietary rights may be inadequate. We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. We rely on United States and international trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and/or others to protect our proprietary rights. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we will sell our products and services online. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

THE LOSS OF THE SERVICES OF ONE OR MORE OF OUR KEY PERSONNEL, OR OUR FAILURE TO ATTRACT, ASSIMILATE AND RETAIN OTHER HIGHLY QUALIFIED PERSONNEL IN THE FUTURE, COULD DISRUPT OUR OPERATIONS AND RESULT IN A REDUCTION IN NET SALES. The loss of the services of one or more of our key personnel could seriously interrupt our business. We depend on the continued services and performance of our senior management and other key personnel, particularly David B. Coulter, our Chief Executive Officer and Chairman of the Board. Our future success also depends upon the continued service of our executive officers and other key sales, marketing and support personnel. Our relationships with our officers and key employees are generally at will. We do not have "key person" life insurance policies covering any of our employees.

WE HAVE INCURRED NET LOSSES AND MAY INCUR LOSSES IN FUTURE PERIODS; WE HAVE AN ACCUMULATED DEFICIT. We have incurred substantial net losses and have an accumulated deficit of approximately $7.9 million at December 31, 2000. There can be no assurance that we will be able to achieve and maintain profitability long enough to recover the accumulated deficit. Significant expenditures have been made to build the infrastructure necessary to the Company's credit management operations, financial services operations, acquire charged-off portfolios, market and create new credit card accounts from these portfolios and service the resulting base of credit card accounts. Results of operations will depend on numerous factors, including, without limitation, the following:

         -   revenue generation from credit management and financial services;
         -   market acceptance of our products and services;
         -   purchase costs of charged off consumer debt portfolios;
         - marketing, origination and servicing costs for our credit card receivables;
         -   revenue generated from our credit card portfolio;
         - availability of additional financing to purchase non-performing consumer debt portfolios and finance working capital;
         -   performance of our receivables; and
         -   ability to sell and securitize our credit card receivables.

WE MAY BE UNABLE TO MEET OUR ADDITIONAL LIQUIDITY REQUIREMENTS. There is no assurance that we will be able to meet our future liquidity requirements. We have a substantial ongoing need for liquidity to finance our operations, and this need is expected to increase along with the growth in our business. Our primary operating cash requirements include the purchase of non-performing portfolios, the marketing, servicing and collection of credit cards, and ongoing administrative expenses. We fund our cash requirements through a combination of cash flow from operations, asset sales and securitizations, loans and other financing transactions. In the event additional financing is unavailable to us and additional receivable sales and securitizations are not completed, our ability to operate our business will be limited and our financial condition, operating results or cash flows could be materially adversely affected.

WE MAY NOT GENERATE SUFFICIENT CASH FLOWS OUR OPERATIONS. We are primarily in the business of providing credit management, financial services and debt exchange which includes credit card products to consumers who have previously defaulted on a debt. Prior to our acquisition of the receivables, the originating institutions and intermediary owners, if any, have generally made numerous attempts to collect on the non-performing accounts. We acquire the receivables at a discounted price, and we believe we can successfully generate cash flows on the new credit card accounts in excess of its acquisition cost for the receivables. We may not be able to generate sufficient cash from our members, our receivables, or our financial services fees to cover the costs associated with operating our business.

BECAUSE THE MARKET FOR OUR DEBT EXCHANGE CREDIT CARD RECEIVABLES IS LIMITED, WE MAY NOT BE ABLE TO SELL OR SECURITIZE THESE PORTFOLIOS TO GENERATE REQUIRED CASH. The Future of Voleran (Debt Exchange) is highly dependent upon our ability to sell or securitize the portfolios of credit cards that have been generated from non-performing debt that we acquire. No assurance can be given that we will be able to sell any portfolio or do any securitization. While there have been securitizations completed by companies that purchase non-performing consumer debt portfolios and subsequently attempt to collect on these accounts, we are unaware of any significant securitization of credit card receivables generated from portfolios of non-performing debt. We believe that the market for receivables of this nature is limited and that there can be no assurance that any such market will develop to the stage where we can be assured of buyers for our securitizations and portfolio sales. In addition, financial institutions that buy credit card receivables or invest in securitizations may become subject to increasing regulatory burdens or requirements that could affect the pricing or the size of the market for such sales or securitizations. This could negatively affect our profitability and our ability to securitize or sell our credit card receivable portfolios.

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH OR OBTAIN THE RESOURCES NECESSARY TO ACHIEVE OUR GROWTH PLANS. If we cannot manage our growth, we may experience fluctuations in net income or sustain net losses. Since inception, we have grown rapidly, placing significant demands on our management, administrative, operational and financial resources. We seek to continue our growth trends, which could place additional demands on our resources. Future growth will depend on numerous factors, including the following:

         -   duration of membership length;
         - continued third party billing for membership payments via credit card or e-check;
         -   acceptance of our services by third party lenders;
         - development of additional relationships with banks willing to issue credit cards for us;
         -   availability of additional non-performing portfolios for purchase;
         - availability of financing to purchase these portfolios and finance ongoing operations;
         - ability to sell and securitize our seasoned credit card receivables;
         -   ability to maintain a high quality of customer service; and
         -   recruitment, motivation and retention of qualified personnel.

Sustained growth also may require implementation of enhancements to our operational and financial systems and additional management, operational and financial resources. There can be no assurance that we will be able to manage our expanding operations effectively or to maintain our historical level of cash flows, or that we will be able to maintain or accelerate our growth. Our failure of to manage growth could harm our results of operations or financial condition.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE, WHICH MAY AFFECT OUR ABILITY TO FINANCE OUR GROWTH AND OPERATIONS. The timing of membership payments, acquiring new members, portfolio acquisitions and the timing of credit card receivables sales and securitizations can affect the timing of recorded income and result in periodic fluctuations in our quarterly operating results, as well as affecting our cash requirements.

BECAUSE WE CANNOT ISSUE OUR OWN CREDIT CARDS, THE FAILURE TO CONTINUE RELATIONSHIPS WITH THIRD-PARTY CREDIT CARD ISSUERS COULD SEVERELY DISRUPT OUR BUSINESS. We are not licensed to nor do we currently have the ability to independently issue credit cards. Accordingly, we depend on third-party financial institutions to issue credit cards to our customers. If any agreement with a credit card issuer is discontinued and we cannot find a new credit card issuer willing to issue cards to consumers with impaired credit history, we would not be able to operate our business as it is currently conducted. In addition, we may not be able to enter into an agreement with an alternate provider on terms that we consider favorable or in a timely manner without disruption of our business.

In addition, the third-party financial institutions on which we rely are subject to extensive governmental regulation. If such regulators impose additional regulations or restrictions on third-party financial institutions in connection with issuing credit cards, such regulations or restrictions could impose additional costs or limitations upon our operations. These costs and/or limitations could reduce our profitability and adversely affect financial results.

WE MAY NOT BE ABLE TO ACQUIRE ENOUGH RECEIVABLES ON FAVORABLE TERMS TO OPERATE PROFITABLY. To obtain additional credit card customers, we depend on the continued availability of non-performing portfolios that meet our requirements. Any decrease in availability of receivables or any increase in the cost of receivables could reduce our profitability and liquidity and have a material adverse affect on our results of operations or financial condition. The availability of portfolios of receivables for future purchase at prices favorable to us depends on a number of factors outside of our control. These factors may include, but are not limited to:

         - continuation of the current growth trend in credit card and consumer installment debt;
         - the ability of consumers to obtain credit, especially unsecured credit cards;
         -   entry of new competitors;
         - if traditional credit card lenders rehabilitate their own non-performing credit card receivables; and
         -   overly aggressive pricing by competitors.

FLUCTUATIONS IN ECONOMIC CONDITIONS COULD ADVERSELY AFFECT OUR BUSINESS. During strong economic cycles, available credit, including consumer credit, generally increases and payment delinquencies and defaults generally decrease. During periods of economic slowdown and recession, such delinquencies and defaults generally increase. No assurances can be given that our debt exchange credit card losses and delinquencies would not worsen in a weak economic cycle. Significant increases in credit card losses would weaken our financial condition.

WE MAY NOT BE ABLE TO SUCCESSFULLY ANTICIPATE, INVEST IN OR ADOPT TECHNOLOGICAL ADVANCES WITHIN OUR INDUSTRY. Our success is dependent in large part on our continued investment in sophisticated telecommunications and computer systems, internet and world wide web development, predictive dialers, automated call distribution systems and digital switching equipment. We have invested significantly in technology in an effort to remain competitive and anticipate that it will be necessary to continue to do so. Moreover, computer and telecommunications technologies are evolving rapidly and are characterized by short product life cycles, which require us to anticipate and stay current with technological developments. There can be no assurance that we will be successful in anticipating, managing or adopting such technological changes on a timely basis or that we will have the capital resources available to invest in new technologies.

WE ARE DEVELOPING NEW PRODUCTS AND SERVICES WHICH MAY NOT BE SUCCESSFUL. While we may, from time to time, develop additional products and services, there can be no assurance that such products and services will be completed or successfully marketed and implemented. Consumer preferences for credit card, credit management and credit related products are difficult to predict, specifically where consumers have experienced past credit difficulties. There can be no assurance that the products and services we introduce will be accepted. Failure to obtain significant customer satisfaction or market share for our products and services would have a material adverse effect on our operations and financial condition.

OUR OPERATIONS DEPEND, IN PART, ON THE PROTECTION OF CERTAIN PROPRIETARY INFORMATION. Our operations depend, in part, on certain proprietary data and analytical computer programs, methods and related know-how for our day-to-day operations. We currently rely on a combination of confidentiality agreements, contract provisions and trade secret laws to protect our proprietary rights. Although we intend to protect our rights vigorously, there can be no assurance that we will be successful in protecting our proprietary rights. If we are not able to protect such rights, or if such information and data become widely available, we may lose a competitive advantage within our market niche. Such loss of competitive advantage could result in decreased revenues and profitability.

FAILURE TO COMPLY WITH CONSUMER AND DEBTOR PROTECTION LAWS AND REGULATIONS COULD ADVERSELY AFFECT OUR BUSINESS UNIT VOLERAN. Our collection practices, business operations and credit card receivables are subject to numerous federal and state consumer protection laws and regulations imposing licensing and other requirements with respect to purchasing, collecting, making and enforcing consumer loans. We will conduct periodic compliance reviews and implements procedures to bring us into compliance with all applicable state and federal regulatory requirements. Our failure by us to comply with such statutes or regulations could have a material adverse effect on our results of operations or financial condition. In addition, due to the consumer-oriented nature of the collections and credit card industry, there is a risk that we or other industry participants may be named as defendants in litigation involving alleged violations of federal and state laws and regulations, including consumer protection laws, and consumer law torts, including fraud. A significant judgment against us or within the industry in connection with any such litigation could have a material adverse effect on our results of operations or financial condition.

Going Concern

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At December 31, 2000, the Company has a deficit in working capital of $2,663,232, a loss from operations for the period October 21, 1999 to December 31, 2000 of $6,247,940 and an accumulated deficit of $7,957,986 from date of Inception on October 21, 1999.

JUNUM is emerging from a developmental stage. Subsequent to December 31, 2000, the Company has engaged in equity based fund-raising, canceled a lease on excess building space in California and signed a sub-lease agreement with a tenant to take over the remaining period on abandoned office space in Nevada.

Management believes that current plans to expand the Company's operations and a combination of its financing and capital raising plans will provide sufficient working capital to allow the Company to continue as a going concern.

NEED FOR ADDITIONAL FINANCING. The Company may require substantial additional financing to complete the capitalization of its business plan. The additional financing will be used primarily for on-line and off-line marketing to establish brand recognition. The Company can give no assurance that it will successfully negotiate or obtain additional financing, or that it will obtain financing on terms favorable or acceptable to it. The Company's ability to obtain additional capital depends on market conditions, the global economy and other factors outside its control. If the Company does not obtain adequate financing or such financing is not available on acceptable terms, the Company's ability to finance its expansion, develop or enhance products or services or respond to competitive pressures would be significantly limited. The Company's failure to secure necessary financing could have a material adverse effect on its business, prospects, financial condition and results of operations.

UNCERTAIN ACCEPTANCE OF THE INTERNET. The market for the Company's services has only recently begun to develop and will continue to evolve rapidly. As a result, demand and market acceptance of products and services over the Internet remain uncertain. Moreover, since the market for its services is new and evolving, the Company cannot accurately predict the size of this market or its future growth rate, if any. The success of the Company's services will depend substantially upon the widespread acceptance and use of the Internet by a broad base of consumers. Rapid growth in the use of the Internet is a recent phenomenon. For the Company to succeed, consumers who have historically used other means must accept and utilize novel ways of conducting business and exchanging information. The Company cannot assure you that a broad base of consumers will accept the Internet as an effective way of conducting business and exchanging information or selecting consumer credit and insurance products. If the Company's on-line services do not achieve market acceptance or if the Internet does not become a viable way of conducting business and exchanging information, the Company's business, results of operations and financial condition would suffer a material adverse effect, and the Company may be unable to sustain its operations.

DEVELOPING MARKET; UNPROVEN ACCEPTANCE OF THE COMPANY'S SERVICES. The markets for the Company's services have only recently begun to develop and are rapidly evolving and are characterized by an increasing number of market entrants who have introduced or developed consumer credit offerings on the Internet and on the Web. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's services do not achieve or sustain market acceptance, the Company's business, operating results and financial condition will be materially and adversely affected.

RISKS ASSOCIATED WITH BRAND DEVELOPMENT. The Company believes that establishing and maintaining the "JUNUM" brand is a critical aspect of its efforts to attract and expand its audience and that the importance of brand recognition will increase due to a growing number of Internet sites and the relatively low barriers to entry. Promotion and enhancement of the "JUNUM" brand will depend largely on the Company's success in providing high quality products and services, which cannot be assured. If the Company is unable to promote and maintain its brand, the Company's business, operating results and financial condition will be materially and adversely impacted.

RELIANCE ON THIRD PARTY VENDORS FOR REVENUE COLLECTIONS. The Company offers its members the ability to pay their monthly membership fees by credit card, debit card or automatic withdrawal from their checking accounts. Such transactions are processed by third party vendors currently under contract with the Company. Although these processes have been operational from March 15, 2000, the Company at times has experienced technical difficulties in processing some of its e-check payments. Management continues to work with the applicable vendor to eliminate these problems. However, there can be no assurance that the Company will not experience similar problems in the future. Any continuing difficulties in processing e-checks or any future problems with any of the above payment methods could delay cash collections and defer revenue recognition.

Item 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not perceive exposure to market risk for interest rates related to debt obligations given that the Company's debt is nominal and at fixed rates. The Company does not believe that its investments or future investments, in the aggregate, will have significant exposure to interest rate risk.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and the report thereon of Smith & Company, CPAs, dated March 16, 2001, are included in Item 14 of this report and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

Item 10:  DIRECTORS AND EXECUTIVE OFFICERS

  Name                       Age     Position

  David B. Coulter           32      Founder, Chairman, Chief Executive Officer

  Tyler T. Aldous            31      President, Chief Operations Officer

  Craig Hewitt               33      Secretary, Chief Financial Officer

  Scott Rader                32      Chief Technology Officer

  Brent R. Jones             52      Vice President of Sales & Marketing

  Ivan De La Torre           31      Vice President of Operations

  Steven W. Keck             51      Controller

  John Laskey                52      Director

  Andreea Porcelli           32      Director

David B. Coulter, Founder, Chairman of the Board and Chief Executive Officer Mr. Coulter founded the Company on October 25, 1999. He has served as Chief Executive Officer since inception. Prior to that time, he founded and was Chairman and CEO of eSat, Inc., a technology company, which he guided to the public market place. He also provides direction and leadership to several technology start-ups. Mr. Coulter was employed by eSat, Inc. from January 1996 to March 1999, and he has been the chairman of e-Project.com, Inc since April 1999 to present.

Tyler T. Aldous, CPA, President and Chief Operations Officer
Mr. Aldous was named to his present position in September of 2000. Prior to that time, he served as Chief Executive Officer and President of WestCoastTraders.com. He has also held various consulting positions with Ernst & Young and Deloitte & Touche. He holds a Masters degree from the Marriott School of Management at Brigham Young University and is Certified Public Accountant. Mr. Aldous was employed by Deloitte & Touch from January 1996 to July 1997 and was employed by WestCoastTraders.com from October 1997 to April 2000.

Craig Hewitt, Secretary and Chief Financial Officer
Mr. Hewitt has served in his present position since August of 2000. Prior to that time, he served as Chief Financial Officer for two different NASDAQ national companies. He also serves as financial advisor on the board of directors for Metallurgical Testing Laboratories. He holds a Bachelors degree in Business from California State University, Fullerton. Mr. Hewitt was employed by HNC Software from January 1996 to November 1998 and was employed by Universal Broadband Networks from November 1998 to July 2000.

Scott Rader, Chief Technology Officer
Mr. Rader was named to his present position in April of 2000. Prior to that time, he served as Web Master from January of 2000. His previous positions include Information Technology Manager for Parker Hannifin, Manager of Telecommunications for the Disney Store and Network Manager for Chiron Vision Corporation. From January 1996 to January 1997 Mr. Rader was employed by Disney, from January 1997 to October 1997 Mr. Rader was employed by Technology Integration Group and from October 1997 to January 2000 he was employed by Parker Hannifin.

Brent R. Jones, Vice President of Sales & Marketing
Mr. Jones joined the Company in March of 2001. Previously, he served as president of Autobytel, Canada, Inc. He has also held the positions of Chief Operating Officer for Autobytel and Vice President of Sales and Marketing for Dycam, Inc., as well as senior sales and marketing positions with Liant Software Corporation and Calcomp. Mr. Jones holds a Bachelor of Science degree in marketing from the University of Utah. From January 1996 to March 1997 Mr. Jones was employed by Dycam, Inc., from November 1997 to February 2000 he was employed by Autobytel, and from March 2000 to August 2000 he was employed by TheBigHub.com.

Ivan De La Torre, Vice President of Operations
Mr. De La Torre has served in his present position since July of 2000. Prior to that time, he served as Director of Sales from May of 2000. Previously, he was Director of Operations for Bainbridge and held various consulting positions with Earth Tech., a subsidiary of Tyco International. He holds a Bachelors Degree from the Graziado School of Business at Pepperdine University. Mr. De La Torre was employed by Earth Tech from January 1996 to September 1998 and was employed by the Bainbridge Group from October 1998 to June 2000.

Steven W. Keck, CPA,  Controller
Mr. Keck has served in his present position at since May 2000. Mr. Keck has over 25 year experience in finance and accounting operations in various industries including real estate, professional services and direct response marketing and distribution companies. Most recently, he provided consulting services to the Company through Resources Connection, a spin-off of Deloitte & Touche. He is a graduate of Colorado State University and is a CPA in Colorado. From January 1996 to November 1997 Mr. Keck was employed by KimCo Financial, from December 1997 to December 1998 he was employed by A Better Way of Learning, Inc., and from December 1998 to May 2000 he was employed by Resources Connection.

John Laskey, Director
Mr. Laskey is a former Chief Financial Officer and Vice President of Finance of Quest Software (Nasdaq : QSFT). Mr. Laskey has served as the Chief Financial Officer and Vice President, Finance of Continuus Software Corporation, a provider of software change and configuration management solutions. Mr. Laskey worked at FileNet Corporation for 9 years where he was recently the Vice President, Finance and Principal Accounting Officer. Prior to working at FileNet, Mr. Laskey worked at Alpha Microsystems, Basic Four Information Systems, For Aerospace Corporation and Rockwell International. Mr. Laskey received his B.S. degree in Electrical Engineering from the University of Illinois in 1971 and his M.B.A. from Loyola University of Chicago in 1975. Mr. Laskey has been a director since March 1, 2001.

Andreea Porcelli, Director
Mrs. Porcelli has over eight years of investment banking experience matured in the U.K., Switzerland and the U.S. During the past four years, she has raised in excess of $35 million for small capitalization companies, working together with major European banks and mutual funds. Mrs. Porcelli is a published author of several guides to international universities and holds a degree in International Relations and Economics from Franklin College in Switzerland.

There are no family relationships between any directors or officers of the Company.

Compliance with Section 16(a) of the Exchange Act

Based on a review of Forms 3, 4 and 5 filed by the Company's directors, executive officers and owners of 10% or more of its common stock, the Company believes that no such person failed to file any reports required to be filed by section 16(a) of the Securities Act of 1933.

Item 11. EXECUTIVE COMPENSATION

The following table discloses compensation for the year ended December 31, 2000, for the Chief Executive Officer and each of the named executive officers.

Name                                   Salary    Bonus    Restricted       Securities            All Other
Principal Position                                        Stock Awards     Underlying Options    Compensation
                                         (1)      (1)          (1)                               (1)
--------------------------------------------------------------------------------------------------------------
David B. Coulter                     $138,400     N/A       $442,500       Preferred Series A-
Chief Executive Officer, Chairman                                          83 shares*

Tyler T. Aldous                        35,992     N/A       $147,500       Common Stock-         $1,500 car
President and Chief Operation Officer                                      250,000 shares        allowance paid
                                                                           Preferred Series A-
                                                                           42 shares *

Craig Hewitt                           51,567     N/A       $147,500       Common Stock-         $2,000 car
Chief Financial Officer                                                    250,000 shares        allowance paid
                                                                           Preferred Series A-
                                                                           42 shares *

Ivan De La Torre                       65,292     N/A       $147,500       Common Stock-         $1,200 car
V.P. of Sales and Business Development                                     250,000 shares        allowance paid


Scott Rader                            95,500   $10,000     $147,500                             $7,000 loan
Chief Technical Officer                                                                          $3,500 car
                                                                                                 allowance paid
(1)  Calendar Year 2000.

* These preferred shares were granted under a non-qualified stock option plan vesting ratably over 36 months; restricted during the first six months. The shares presented represent the one-sixth exercisable on May 16, 2001.

         Year 2000 compensation was paid through junum.com, Inc.

         The Company has an employment agreement with David B. Coulter, its Chief Executive Officer, regarding the terms of his employment. The agreement has an initial term of three years. The agreement provides for an annual base salary of $130,000 and 660,000 stock options.

         The Company has an employment agreement with Tyler T. Aldous, its President and Chief Operations Officer, regarding the terms of his employment. The agreement has an initial term of three years. The agreement provides for an annual base salary of $130,000 and 250,000 stock options.

         The Company has an employment agreement with Craig Hewitt, its Chief Financial Officer, regarding the terms of his employment. The agreement has an initial term of three years. The agreement provides for an annual base salary of $130,000 and 250,000 stock options.

         The Company has an employment agreement with Scott Rader, its Chief Technology Officer, regarding the terms of his employment. The agreement has an initial term of three years. The agreement provides for an annual base salary of $115,000 and 500,000 stock options.

         On October 15, 2000, the Company granted to the following employees warrants to purchase 1,750,000 shares of common stock at a price of $.01 per share. Under the terms of the grant the warrants were immediately exercisable and employees exercised all the applicable warrants. Management estimated that the fair value of such warrants was $.60 per warrant at the date of the grants. Employees compensation expense of $1,032,500 was recognized during the six-month period ended December 31, 2000.

         The following table discloses these warrants converted to common stock during the year ended December 31, 2000, for the Chief Executive Officer and each of the named executive officers.


Name                                                        Warrants
Principal Position                                          Exercised
---------------------------                                -----------
David B. Coulter
Chief Executive Officer, Chairman                            750,000

Tyler T. Aldous
President and Chief Operation Officer                        250,000

Craig Hewitt
Chief Financial Officer                                      250,000

Ivan De La Torre
V.P. of Sales and Business Development                       250,000

Scott Rader
Chief Technical Officer                                      250,000
                                                         ------------
                                        Total              1,750,000


Item 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information relating to the beneficial ownership by those persons beneficially holding more than 5% of the Company's Preferred, Series A, Voting Stock as of March 15, 2001. The Company's classes of stock are referenced in note 9 of the financial statement footnotes.


Title of Class           Name of Stockholder         Number of Shares Owned       Percentage of Class
--------------           -------------------         ----------------------       -------------------
Voting, Series A         David B. Coulter            1,846 *                      78.69%
                         Tyler T. Aldous             250   *                      10.66%
                         Craig Hewitt                250   *                      10.66%

*500 shares of David Coulter's and 250 each of Tyler T. Aldous' and Craig Hewitt's were granted under a non-qualified stock option plan vesting ratably over 36 months; restricted during the first six months. The first one-sixth (83 and 42 each, respectively) are exercisable on May 16, 2001.

The following table sets forth information relating to the beneficial ownership of the Company's Common Stock by those officers and directors named in the Executive Compensation Table and by the directors and executive officers as a group as of March 15, 2001.

Name of Shareholder            Number of Shares     Percentage of Class
-------------------            ----------------     -------------------
David B. Coulter                   7,950,000                59.73%
Tyler T. Aldous                      250,000                 1.88%
Craig Hewitt                         250,000                 1.88%
Ivan De La Torre                     250,000                 1.88%
Scott Rader                          250,000                 1.88%

Directors and Executive
    Officers as a group            8,950,000                67.24%

Unless otherwise indicated, the address for all aforementioned officers is 1590 Corporate Drive, Costa Mesa, CA 92626.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's chairman and majority stockholder advanced $2,054,479 to the Company during 2000. According to an October 25, 1999 agreement between David B. Coulter and the Company whereby David B. Coulter acted as company agent in regards to the advancement of the $2,054,479, David B. Coulter accepted 1,946 shares of $1,000 par value Series A preferred stock in full settlement of the $1,946,000 of the debt. Series A preferred stock is convertible into restricted common stock at $0.50 per share. On November 15, 2000, the chairman converted 600 shares of Series A preferred stock into 1,200,000 shares of restricted common stock. The Company still owes the chairman $108,479, which is due on demand and bears interest at 8% per annum.

The Company also assumed $59,600 in debt to a Eurbid stockholder in connection with the reverse acquisition.

RELATED PARTY TRANSACTIONS

Immediately before the execution and delivery of the Stock Exchange Agreement, dated as of November 15, 2000, between the Company, David Coulter and certain other Junum.com stockholders (the "Stock Exchange Agreement"), the sole remaining director of the Company at that time appointed David Coulter and Andreea Porcelli as directors of the Company to fill two vacancies on the Company's Board at that time (the "Replacement Directors"), upon which such sole remaining director of the Company resigned, and the Replacement Directors appointed a third new director (the "Third New Director"). The Replacement Directors and the Third New Director, collectively as the Company's new Board of Directors, approved the Stock Exchange Agreement on behalf of the Company. Mr. Coulter was the majority stockholder of Junum.com, Inc. and therefore had a direct material interest in the transactions contemplated by the Stock Exchange Agreement.

Andreea Porcelli, a director of the Company, has been engaged in fund raising for the Company. The Company intends to continue to access fund raising activities made available by Ms. Porcelli.

Certain members of management were granted warrants to purchase common stock on October 15, 2000. The terms are as follows:

On October 15, 2000, the Company granted to the following employees warrants to purchase 1,750,000 shares of common stock at a price of $.01 per share. Under the terms of the grant the warrants were immediately exercisable and employees exercised all the applicable warrants. Management estimated that the fair value of such warrants was $.60 per warrant at the date of the grants. Employees compensation expense of $1,032,500 was recognized during the six-month period ended December 31, 2000.

The following table discloses these warrants converted to common stock during the year ended December 31, 2000, for the Chief Executive Officer and each of the named executive officers.


Name                                                        Warrants
Principal Position                                          Exercised
---------------------------                                -----------
David B. Coulter
Chief Executive Officer, Chairman                            750,000

Tyler T. Aldous
President and Chief Operation Officer                        250,000

Craig Hewitt
Chief Financial Officer                                      250,000

Ivan De La Torre
V.P. of Sales and Business Development                       250,000

Scott Rader
Chief Technical Officer                                      250,000
                                                          ------------
                                        Total               1,750,000

See Executive Compensation for information concerning Stock Warrants granted to certain executive officers.

Pursuant to the Stock Exchange Agreement dated as of November 15, 2000, by and between the Company, David Coulter and certain other stockholders of Junum.com, Inc., the Company agreed to assume the following stock options, subject to the consent of the holders thereof.

On March 28, 2000, Junum.com, Inc. granted to George Ama, III, options to purchase 125,000 shares of junum.com, Inc. common stock at an exercise price of $1.00. The expiration date of these options is March 28, 2010. The options will vest as follows: (i) 16.7% after six months from the date of grant and (2) the remaining 83.3% will vest as to 1/30th each month over the following 30 months.

On March 28, 2000, Junum.com, Inc. granted to Melinda Bowles, options to purchase 50,000 shares of junum.com, Inc. common stock at an exercise price of $1.00. The expiration date of these options is March 28, 2010. The options will vest as follows: (i) 16.7% after six months from the date of grant and (2) the remaining 83.3% will vest as to 1/30th each month over the following 30 months.

On March 28, 2000, Junum.com, Inc. granted to Evangeline Cordell, options to purchase 50,000 shares of junum.com, Inc. common stock at an exercise price of $1.00. The expiration date of these options is March 28, 2010. The options will vest as follows: (i) 16.7% after six months from the date of grant and (2) the remaining 83.3% will vest as to 1/30th each month over the following 30 months.

On March 28, 2000, Junum.com, Inc. granted to David Driskell, options to purchase 20,000 shares of junum.com, Inc. common stock at an exercise price of $1.00. The expiration date of these options is March 28, 2010. The options will vest as follows: (i) 16.7% after six months from the date of grant and (2) the remaining 83.3% will vest as to 1/30th each month over the following 30 months.

On March 28, 2000, Junum.com, Inc. granted to Elizabeth Glauberman, options to purchase 20,000 shares of junum.com, Inc. common stock at an exercise price of $1.00. The expiration date of these options is March 28, 2010. The options will vest as follows: (i) 16.7% after six months from the date of grant and (2) the remaining 83.3% will vest as to 1/30th each month over the following 30 months.

On March 28, 2000, Junum.com, Inc. granted to Clint Harritt, options to purchase 20,000 shares of junum.com, Inc. common stock at an exercise price of $1.00. The expiration date of these options is March 28, 2010. The options will vest as follows: (i) 16.7% after six months from the date of grant and (2) the remaining 83.3% will vest as to 1/30th each month over the following 30 months.

On March 28, 2000, Junum.com, Inc. granted to Travis Harritt, options to purchase 50,000 shares of junum.com, Inc. common stock at an exercise price of $1.00. The expiration date of these options is March 28, 2010. The options will vest as follows: (i) 16.7% after six months from the date of grant and (2) the remaining 83.3% will vest as to 1/30th each month over the following 30 months.

On March 28, 2000, Junum.com, Inc. granted to Tim Hunter, options to purchase 75,000 shares of junum.com, Inc. common stock at an exercise price of $1.00. The expiration date of these options is March 28, 2010. The options will vest as follows: (i) 16.7% after six months from the date of grant and (2) the remaining 83.3% will vest as to 1/30th each month over the following 30 months.

On March 28, 2000, Junum.com, Inc. granted to Ida Jackman, options to purchase 20,000 shares of junum.com, Inc. common stock at an exercise price of $1.00. The expiration date of these options is March 28, 2010. The options will vest as follows: (i) 16.7% after six months from the date of grant and (2) the remaining 83.3% will vest as to 1/30th each month over the following 30 months.

On March 28, 2000, Junum.com, Inc. granted to James Knutson, options to purchase 30,000 shares of junum.com, Inc. common stock at an exercise price of $1.00. The expiration date of these options is March 28, 2010. The options will vest as follows: (i) 16.7% after six months from the date of grant and (2) the remaining 83.3% will vest as to 1/30th each month over the following 30 months.

On March 28, 2000, Junum.com, Inc. granted to Mark Martinez, options to purchase 35,000 shares of junum.com, Inc. common stock at an exercise price of $1.00. The expiration date of these options is March 28, 2010. The options will vest as follows: (i) 16.7% after six months from the date of grant and (2) the remaining 83.3% will vest as to 1/30th each month over the following 30 months.

On March 28, 2000, Junum.com, Inc. granted to Rose McDade, options to purchase 50,000 shares of junum.com, Inc. common stock at an exercise price of $1.00. The expiration date of these options is March 28, 2010. The options will vest as follows: (i) 16.7% after six months from the date of grant and (2) the remaining 83.3% will vest as to 1/30th each month over the following 30 months.

On March 28, 2000, Junum.com, Inc. granted to Jaime Munoz, options to purchase 20,000 shares of junum.com, Inc. common stock at an exercise price of $1.00. The expiration date of these options is March 28, 2010. The options will vest as follows: (i) 16.7% after six months from the date of grant and (2) the remaining 83.3% will vest as to 1/30th each month over the following 30 months.

On March 28, 2000, Junum.com, Inc. granted to Javier Munoz, options to purchase 20,000 shares of junum.com, Inc. common stock at an exercise price of $1.00. The expiration date of these options is March 28, 2010. The options will vest as follows: (i) 16.7% after six months from the date of grant and (2) the remaining 83.3% will vest as to 1/30th each month over the following 30 months.

On March 28, 2000, Junum.com, Inc. granted to Matt Orphanl, options to purchase 20,000 shares of junum.com, Inc. common stock at an exercise price of $1.00. The expiration date of these options is March 28, 2010. The options will vest as follows: (i) 16.7% after six months from the date of grant and (2) the remaining 83.3% will vest as to 1/30th each month over the following 30 months.

On March 28, 2000, Junum.com, Inc. granted to Darin Smith, options to purchase 5,000 shares of junum.com, Inc. common stock at an exercise price of $1.00. The expiration date of these options is March 28, 2010. The options will vest as follows: (i) 16.7% after six months from the date of grant and (2) the remaining 83.3% will vest as to 1/30th each month over the following 30 months.

On March 28, 2000, Junum.com, Inc. granted to Salvatore J. Stefanelli, options to purchase 50,000 shares of junum.com, Inc. common stock at an exercise price of $1.00. The expiration date of these options is March 28, 2010. The options will vest as follows: (i) 16.7% after six months from the date of grant and (2) the remaining 83.3% will vest as to 1/30th each month over the following 30 months.

On May 29, 2000, Junum.com, Inc. granted to Jerry Fonaine, options to purchase 25,000 shares of junum.com, Inc. common stock at an exercise price of $1.00. The expiration date of these options is May 29, 2010. The options will vest as follows: (i) 16.7% after six months from the date of grant and (2) the remaining 83.3% will vest as to 1/30th each month over the following 30 months.

On June 3, 2000, Junum.com, Inc. granted to Steven T. Rader, options to purchase 20,000 shares of junum.com, Inc. common stock at an exercise price of $1.00. The expiration date of these options is June 2, 2010. The options will vest as follows: (i) 16.7% after six months from the date of grant and (2) the remaining 83.3% will vest as to 1/30th each month over the following 30 months.

On June 15, 2000, Junum.com, Inc. granted to Gaylord Ballesil, options to purchase 5,000 shares of junum.com, Inc. common stock at an exercise price of $1.00. The expiration date of these options is June14, 2010. The options will vest as follows: (i) 16.7% after six months from the date of grant and (2) the remaining 83.3% will vest as to 1/30th each month over the following 30 months.

On July 31, 2000, Junum.com, Inc. granted to Larry Wiesen, options to purchase 5,000 shares of junum.com, Inc. common stock at an exercise price of $1.00. The expiration date of these options is July 30, 2010. The options will vest as follows: (i) 16.7% after six months from the date of grant and (2) the remaining 83.3% will vest as to 1/30th each month over the following 30 months.

                                     PART IV

Item 14. EXHIBITS AND REPORTS ON FORM 8-K.
(a)      Exhibits
None

(b)      Reports on Form 8-K
The following form 8-k are incorporated by reference

  Form 8-k dated November 30, 2000 - Re: Stock Purchase Agreement
  Form 8-k dated January 16, 2001 - Re:  Acquisition of Assets
  Form 8-k-a dated January 26, 2001 - Re: Amendment to 11/30/00 Filing Form 8-k dated March 9, 2001 - Re: Change of Year End Date

                                   Signatures
                                   ----------

         Pursuant to the requirements of the Securities Act of 1933, as amended, the Registrant certifies that it has reasonable ground to believe that it meets all of the requirements for filing on Form 10-K and has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Costa Mesa, State of California, on April 16, 2001.

                                             JUNUM INCORPORATED

                                             By: /s/ DAVID B. COULTER
                                                 -------------------------------
                                                 David B. Coulter
                                                 Chairman of the Board and Chief
                                                 Executive Officer


                                POWER OF ATTORNEY
                                -----------------

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David B. Coulter his or her true and lawful attorneys-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments, including post-effective amendments, to this registration statement, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act ant thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or this or her substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Act of 1933, this registration statement has been sign by the following persons in the capacities and on the date indicated:

        Name                          Title                           Date
        ----                          -----                           ----

/s/ DAVID B. COULTER            Chairman of the Board and         April 16, 2001
-----------------------------   Chief Executive Officer
    David B. Coulter


/s/ ANDREEA PORCELLI            Director                          April 16, 2001
----------------------------
    Andreea Porcelli


/s/ JOHN LASKEY                 Director                          April 16, 2001
----------------------------
    John Laskey


/s/ CRAIG HEWITT                Chief Financial Officer           April 16, 2001
----------------------------
    Craig Hewitt


/s/ STEVEN W. KECK              Controller                        April 16, 2001
----------------------------
    Steven Keck

                                Smith & Company
           A Professional Corporation of Certified Public Accountants


                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Junum Incorporated


We have audited the accompanying consolidated balance sheets of Junum Incorporated (a Delaware corporation) and subsidiary as of December 31, 2000 and June 30, 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the six months ended December 31, 2000 and for the period from October 21, 1999 (date of inception) to June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Junum Incorporated and subsidiary as of December 31, 2000 and June 30, 2000, and the results of their operations, changes in stockholders' equity, and their cash flows for the six months ended December 31, 2000 and for the period from October 21, 1999 (date of inception) to June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has cash flow constraints, an accumulated deficit, and suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Smith & Company
CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
March 16, 2001


                        JUNUM INCORPORATED AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                      December 31,     June 30,
                                                                          2000           2000
                                                                      ------------   ------------
       ASSETS
       ------
CURRENT ASSETS
   Cash in bank                                                       $    38,428    $    96,922
   Accounts receivable - trade (net of $79,347 allowance
     for doubtful accounts)                                                30,848              0
   Other accounts receivable                                               25,000              0
   Stock subscription receivable (Note 11)                                240,000              0
   Accounts receivable - employees                                         21,384          7,430
   Prepaid expenses                                                        29,053         29,053
                                                                      ------------   ------------
                                          TOTAL CURRENT ASSETS            384,713        133,405

PROPERTY, PLANT & EQUIPMENT (Note 2)                                    1,079,774      1,141,941

OTHER ASSETS
   Patents (Note 6)                                                       130,821        105,753
   Deposits                                                                85,047         62,062
   Credit card portfolio (Note 7)                                       5,820,000              0
   Other                                                                    4,000         44,000
                                                                      ------------   ------------
                                                                        6,039,868        211,815
                                                                      ------------   ------------

                                                                      $ 7,504,355    $ 1,487,161
                                                                      ============   ============

       LIABILITIES & STOCKHOLDERS' EQUITY
       ----------------------------------
CURRENT LIABILITIES
   Accounts payable                                                   $ 1,106,159    $   643,042
   Payable - shareholders (Note 3)                                        168,079        916,540
   Accrued expenses (Note 4)                                              711,937         64,840
   Capitalized leases                                                      50,103              0
   Loans payable (Note 5)                                               1,011,667        200,000
                                                                      ------------   ------------
                                     TOTAL CURRENT LIABILITIES          3,047,945      1,824,422

STOCKHOLDERS' EQUITY (Note 9)
   Preferred stock, issuable in series, $1,000 par value,
     10,000,000 authorized shares
       Series A convertible voting preferred stock,
         $1,000 par value, 25,000 shares authorized;
           1,346 issued and outstanding                                 1,346,000              0
       Series B convertible non-voting preferred stock,
         $1,000 par value, 25,000 shares authorized;
           750 issued and outstanding                                     750,000              0
       Series C convertible non-voting preferred stock,
         $1,000 par value, 25,000 shares authorized;
           5,100 issued and outstanding                                 5,100,000              0
   Common stock, $0.01 par value, 100,000,000 authorized shares;
       13,309,559 issued and outstanding                                  133,095         13,908
   Common stock committed, 7,001,334 shares (Note 11)                      70,013              0
   Additional paid in capital                                           7,374,887      2,286,066
   Subscriptions receivable (Note 11)                                  (2,360,000)             0
   Accumulated deficit                                                 (7,957,986)    (2,637,235)
                                                                      ------------   ------------
                                    TOTAL STOCKHOLDERS' EQUITY          4,456,009       (337,261)
                                                                      ------------   ------------

                                                                      $ 7,504,355    $ 1,487,161
                                                                      ============   ============


                        JUNUM INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   October 21, 1999
                                                                  Six months ended (Date of inception)
                                                                    December 31,      to June 30,
                                                                        2000             2000
                                                                   -------------     -------------
Net sales                                                          $    414,091      $     74,162
Cost of sales                                                           241,777           169,242
                                                                   -------------     -------------
                                            GROSS PROFIT (LOSS)         172,314           (95,080)

General & Administrative Expenses (including $1,032,500 of
   non-cash compensation to employees)                                3,682,243         2,439,888
Depreciation                                                            124,657            78,386
                                                                   -------------     -------------
                                             NET OPERATING LOSS      (3,634,586)       (2,613,354)

Other Income (expenses)
   Net gain (loss) on disposal of assets                               (123,221)                0
   Interest income                                                          637             3,068
   Interest expense (including $1,344,422 of non-cash
     interest expense) (Note 5)                                      (1,563,582)          (26,949)
                                                                   -------------     -------------
                                   NET LOSS BEFORE INCOME TAXES      (5,320,752)       (2,637,235)

Income tax expense                                                            0                 0
                                                                   -------------     -------------

                                                       NET LOSS    $ (5,320,752)     $ (2,637,235)
                                                                   =============     =============


Basic and diluted net (loss) per weighted average share (Note 1)   $      (0.39)     $      (0.21)
                                                                   =============     =============

Weighted average number of common shares used to
   compute net income per weighted average share                     13,667,101        12,441,447
                                                                   =============     =============


                                                           JUNUM INCORPORATED AND SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     FOR THE PERIOD FROM OCTOBER 21, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2000
                                                       Common Stock
                                                  Par Value $0.01 (Note 1)
                                 ---------------------------------------------------------                Additional      Retained
                                                   Shares                      Committed   Subscriptions    Paid-in       Earnings
                                    Shares       Committed       Amount          Amount      Receivable     Capital      (Deficit)
                                 ------------   ------------   ------------   ------------  ------------  ------------  ------------
Balances at 10/21/99                       0              0    $         0    $         0   $         0   $         0   $         0
Shares issued
  for cash ($.01 per share)        3,000,000                         3,000                                     57,000
  for NCCN - net asset
  ($.01 per share)                 2,000,000                         2,000                                     38,000
  for service ($69,400)              739,000                           739                                     68,661
Restatement of Common
  Stock and additional
  paid-in capital to reflect
  2 for 1 stock split              5,739,000                         5,739                                     (5,739)
Private Placement at
  $.88 per share                   2,430,000                         2,430                                  2,128,144
Net Loss                                                                                                                 (2,637,235)
                                 ------------   ------------   ------------   ------------  ------------  ------------  ------------

Balances at 6/30/00
  as previously reported          13,908,000              0         13,908              0             0     2,286,066    (2,637,235)
Restatement of common
  stock and additional
  paid-in capital in
  connection with
  reverse acquisition                                              125,172                                   (125,172)
                                 ------------   ------------   ------------   ------------  ------------  ------------  ------------

Balances at 6/30/00
  as restated                     13,908,000              0        139,080              0             0     2,160,894    (2,637,235)
                                 ------------   ------------   ------------   ------------  ------------  ------------  ------------

Balances at 9/30/00               13,908,000              0        139,080              0             0     2,160,894    (2,637,235)
  Shares in lieu
  of interest                        200,000                         2,000                                    118,000
  Issue Officer's
  warrants                         1,750,000                        17,500                                  1,032,500
  Noncash interest expense
  from warrants issued
  on debt                                                                                                       9,722
  Noncash interest expense
  from warrants issued
  on debt                                                                                                         500
Cash paid as commission
  for PPM #1                                                                                                  (78,000)
Cancel Common Stock               (3,400,000)                      (34,000)
Issue Preferred "A" shares
  in exchange for debt
  cancellation to D. Coulter
Beneficial conversion of all
  1,946 shares of Preferred
  "A" to common as vesting
  and conversion ability is
  immediate                                                                                                   389,200
                                 ------------   ------------   ------------   ------------  ------------  ------------  ------------

Balances at 11/15/00              12,458,000              0        124,580              0             0     3,632,816    (2,637,235)

table split in half - see next page


table continued...
                                     Preferred Stock "A"           Preferred Stock "B"         Preferred Stock "C"
                                        Par Value $1,000             Par Value $1,000            Par Value $1,000
                                 ---------------------------   ---------------------------  --------------------------
                                    Shares         Amount         Shares        Amount         Shares         Amount
                                 ------------   ------------   ------------   ------------  ------------  ------------
Balances at 10/21/99                       0    $         0              0    $         0             0   $         0
Shares issued
  for cash ($.01 per share)
  for NCCN - net asset
  ($.01 per share)
  for service ($69,400)
Restatement of Common
  Stock and additional
  paid-in capital to reflect
  2 for 1 stock split
Private Placement at
  $.88 per share
Net Loss
                                 ------------   ------------   ------------   ------------  ------------  ------------
                                           0              0              0              0             0             0
Balances at 6/30/00
  as previously reported
Restatement of common
  stock and additional
  paid-in capital in
  connection with
  reverse acquisition
                                 ------------   ------------   ------------   ------------  ------------  ------------
                                           0              0              0              0             0             0
Balances at 6/30/00
  as restated                              0              0              0              0             0             0
                                 ------------   ------------   ------------   ------------  ------------  ------------
                                           0              0              0              0             0             0
Balances at 9/30/00
  Shares in lieu
  of interest
  Issue Officer's
  warrants
  Noncash interest expense
  from warrants issued
  on debt
  Noncash interest expense
  from warrants issued
  on debt
Cash paid as commission
  for PPM #1
Cancel Common Stock
Issue Preferred "A" shares
  in exchange for debt
  cancellation to D. Coulter           1,946      1,946,000
Beneficial conversion of all
  1,946 shares of Preferred
  "A" to common as vesting
  and conversion ability is
  immediate
                                 ------------   ------------   ------------   ------------  ------------  ------------
Balances at 11/15/00                   1,946      1,946,000              0              0             0             0


See Notes to Consolidated Financial Statements.


                                                           JUNUM INCORPORATED AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
                                     FOR THE PERIOD FROM OCTOBER 21, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2000

                                                       Common Stock
                                                  Par Value $0.01 (Note 1)
                                 ---------------------------------------------------------                Additional      Retained
                                                   Shares                      Committed   Subscriptions    Paid-in       Earnings
                                    Shares       Committed       Amount          Amount      Receivable     Capital      (Deficit)
                                 ------------   ------------   ------------   ------------  ------------  ------------  ------------
Balances at 11/15/00              12,458,000              0        124,580              0             0     3,632,816    (2,637,235)

Common Stock of
  Eurbid.com retained in
  connection with reverse
  merger                             448,348                         4,483                                  (586,384)
Common Stock of
  Junum.com, Inc.
  remaining to be exchanged
  as the result of reverse
  merger                          (2,668,000)     2,668,000        (26,680)        26,680
Convert 600 shares from
  Preferred "A" to
  Common Stock                     1,200,000                        12,000                                    588,000
NetSat Subscription                               4,000,000                        40,000    (2,400,000)    2,360,000
General Commerce Bank                             1,000,000                        10,000      (600,000)      590,000
Common Stock issued for
  consulting services                  4,545                            45                                      7,455
NetSat issuance on $200K
  12/13/00                           333,333       (333,333)         3,334         (3,334)      200,000
NetSat issuance on $200K
  12/18/00                           333,333       (333,333)         3,333         (3,333)      200,000
Preferred stock "C" issued
  for CC portfolio
Compensation for CC
  Portfolio finder fee             1,200,000                        12,000                                    708,000
GCH Capital - Eurbid
  finder fee
Noncash interest expense
  from beneficial
  conversion on debt                                                                                           75,000
Net Loss for the six
  months ending 12/31/00                                                                                                 (5,320,751)
                                 ------------   ------------   ------------   ------------  ------------  ------------  ------------
Balances at 12/31/00              13,309,559      7,001,334    $   133,095    $    70,013   $(2,600,000)  $ 7,374,887   $(7,957,986)
                                 ============   ============   ============   ============  ============  ============  ============

table split in half - see next page


table continued...

                                     Preferred Stock "A"           Preferred Stock "B"         Preferred Stock "C"
                                        Par Value $1,000             Par Value $1,000            Par Value $1,000
                                 ---------------------------   ---------------------------  --------------------------
                                    Shares         Amount         Shares        Amount         Shares         Amount
                                 ------------   ------------   ------------   ------------  ------------  ------------
Balances at 11/15/00                   1,946      1,946,000              0              0             0             0

Common Stock of
  Eurbid.com retained in
  connection with reverse
  merger
Common Stock of
  Junum.com, Inc.
  remaining to be exchanged
  as the result of reverse
  merger
Convert 600 shares from
  Preferred "A" to
  Common Stock                          (600)      (600,000)
NetSat Subscription
General Commerce Bank
Common Stock issued for
  consulting services
NetSat issuance on $200K
  12/13/00
NetSat issuance on $200K
  12/18/00
Preferred stock "C" issued
  for CC portfolio                                                                                5,100     5,100,000
Compensation for CC
  Portfolio finder fee
GCH Capital - Eurbid
  finder fee                                                           750        750,000
Noncash interest expense
  from beneficial
  conversion on debt
Net Loss for the six
  months ending 12/31/00
                                 ------------   ------------   ------------   ------------  ------------  ------------
Balances at 12/31/00                   1,346    $ 1,346,000            750    $   750,000         5,100   $ 5,100,000
                                 ============   ============   ============   ============  ============  ============



Note 1: Par value of .com is 1/10th cent, however for the Financial Statement presentation on a historical basis the equity transactions reported in Inc. that were actually .com will be reflected at Inc.'s par of $.01.


See Notes to Consolidated Financial Statements.

                        JUNUM INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      10/21/99
                                                       Six months     (Date of
                                                         ended     inception) to
                                                      December 31,    June 30,
                                                          2000          2000
                                                      ------------  ------------
OPERATING ACTIVITIES
   Net loss                                           $(5,320,752)  $(2,637,235)
   Adjustments to reconcile net income to cash
     provided by operating  activities:
       Depreciation                                       124,657        78,386
       Stock issued for expenses                        1,948,423        69,400
       Net book value of assets disposed of               123,221             0
   Changes in assets and liabilities:
       Accounts receivable                               (309,802)       (7,430)
       Prepaid expense                                          0       (29,053)
       Accrued expenses                                   647,097        64,840
       Deposits                                           (22,985)      (62,062)
       Accounts payable                                   463,117       643,042
                                                      ------------  ------------
                            NET CASH PROVIDED (USED)
                             BY OPERATING ACTIVITIES   (2,347,024)   (1,880,112)

INVESTING ACTIVITIES
   Purchase of equipment                                 (185,711)   (1,220,327)
   Costs of registering patents                           (25,068)     (105,753)
   Purchase of domain name                                      0        (4,000)
   Purchase of customer lists                              40,000       (40,000)
                                                      ------------  ------------
                                       NET CASH USED
                             BY INVESTING ACTIVITIES     (170,779)   (1,370,080)

FINANCING ACTIVITIES
   Loans                                                2,009,206     1,116,540
   Capitalized leases                                      50,103             0
   Sale of stock                                          400,000     2,230,574
                                                      ------------  ------------
                                   NET CASH PROVIDED
                             BY FINANCING ACTIVITIES    2,459,309     3,347,114
                                                      ------------  ------------

                     INCREASE (DECREASE) IN CASH AND
                                    CASH EQUIVALENTS      (58,494)       96,922

   Cash and cash equivalents at beginning of period        96,922             0
                                                      ------------  ------------

                             CASH & CASH EQUIVALENTS
                                    AT END OF PERIOD  $    38,428   $    96,922
                                                      ============  ============

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION
Cash paid for:
   Interest                                           $     4,823   $         0
   Taxes                                                        0             0

NONCASH INVESTING AND FINANCING ACTIVITIES
During the six months ended December 31, 2000, the Company issued 5,100 shares of series "C" preferred stock to acquire a credit card portfolio valued at $5,100,000, 1,946 shares of series "A" preferred stock to settle $1,946,000 of debts, and 750 shares of series "B" preferred stock for expenses of $750,000.

                        JUNUM INCORPORATED AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         Organization and Business
         -------------------------
         Junum Incorporated ("Junum") through its operating subsidiary, Junum.com, Inc. (Junum.com) (collectively the "Company") provides credit management, debt exchange and financial services to its membership comprised of consumers and small businesses. The Company is based in Costa Mesa, California.

         Basis of Presentation
         ---------------------
         Junum is the successor to Eurbid.com, Inc. ("Eurbid"), which was originally incorporated in the State of Delaware on December 30, 1992, and was merged with Junum's predecessor, Junum.com on November 15, 2000.

         On November 15, 2000 Eurbid agreed to acquire all of the outstanding shares of common stock of Junum.com and merged the operations of Junum.com into Eurbid in a business combination which has been accounted for as a reverse acquisition. Junum.com became the successor company and Eurbid's name was change to Junum Incorporated The financial statements reflect the financial condition, results of operations and cash flows of Junum.com as of and for the period October 21, 1999 through and ending with June 30, 2000 and for the period July 1, 2000 through November 15, 2000; and, the consolidated financial condition, results of operations and cash flows from November 15, 2000 through December 31, 2000.

         Prior to the reverse acquisition, Eurbid had 448,348 shares of common stock outstanding. As part of the reverse acquisition, Eurbid agreed to issue 13,658,000 shares of common stock to the shareholders of Junum.com in exchange for 13,658,000 shares of common stock of Junum.com. On November 15, 2000, Junum.com shareholders exchanged 10,990,000 shares of common stock of Junum.com for 10,990,000 shares of common stock of Eurbid representing 80.05% of the outstanding shares of common stock of Junum.com. Subsequent to the reverse acquisition the former shareholders of Junum.com held approximately 96.1% of the total outstanding common shares of the Company and the former shareholders of Eurbid held approximately 3.9% of the total outstanding shares of the common stock of the Company.

         As of December 31, 2000, 2,668,000 shares of common stock of Junum.com had not been exchanged for shares of the common stock of the Company. Subsequent to December 31, 2000 and through March 16, 2001, 714,000 shares of the common stock of Junum.com were exchanged for 714,000 shares of common stock of the Company.

         Accounting Methods
         ------------------
         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy
         ---------------
         The Company has not yet adopted any policy regarding payment of dividends in cash.

         Revenue Recognition
         -------------------
         Revenue is recognized monthly as services are invoiced.

         Allowance for Uncollectible Accounts
         ------------------------------------
         The Company provides an allowance for uncollectible accounts based upon prior experience and management's assessment of the collectability of existing accounts.

         Cash and Cash Equivalents
         -------------------------
         The Company places its cash with high credit quality institutions. The Federal Deposit Insurance Corporation ("FDIC") insures cash accounts at each institution for up to $100,000. From time to time, the Company maintains cash balances in excess of the FDIC limit.

         Earnings per share
         ------------------
         Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares outstanding during the periods presented. No diluted loss per share amounts are disclosed because their effect is antidilutive. Stock options and warrants to purchase shares of common stock that were outstanding during 2000, which were not included in the computation of diluted loss per share because the effect would have been antidilutive, were 2,552,970.

         Advertising
         -----------
         Advertising costs are expensed as incurred. During the periods ended December 31, 2000 and June 30, 2000, advertising expenses totaled $13,683 and $596, respectively.

         Estimates
         ---------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates. Such estimates of significant accounting sensitivity are depreciation and allowance for doubtful accounts.

         Stock-Based Compensation
         ------------------------
         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for stock-based compensation to employees under APB 25.

         Segment Reporting
         -----------------
         The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way the public companies report information about operating segments and related disclosures about products and services, geographic areas and major customers in annual consolidated financial statements. The Company views its operations and manages its business as principally one segment.

         Comprehensive Income
         --------------------
         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 had no effect on the accompanying consolidated financial statements, because the Company had no other components of comprehensive income.

         Customer and Vendor Concentrations
         ----------------------------------
         During the reporting period the Company had no customer that accounted for more than 10% of the Company's net sales.

         Fair Value of Financial Instruments
         -----------------------------------
         Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires the disclosure of the fair value, if reasonably obtainable, of the Company's financial instruments. The Company's financial instruments consist of its cash, accounts receivable, line of credit, accounts payable and accrued expenses, notes payable, and notes payable to related parties. Management has determined that the fair values of the Company's financial instruments approximate their carrying values.

         Income Taxes
         ------------
         The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Tax credits are recorded in the year realized.

         The Company has adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires deferred tax balances to be adjusted to reflect the tax rates in effect when those amounts are expected to become payable or refundable.

NOTE 2:  PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment as of December 31, 2000 are summarized as follows:

                                                              Net Book
                                                               Value
                                      Cost     Depreciation   12/31/00      6/30/00
                                   ----------   ----------   ----------   ----------

         Office Equipment          $  115,367   $   20,930   $   94,437   $  105,252
         Computers and software       482,970       73,536      409,434      379,352
         Furniture and fixtures       266,486       28,285      238,201      287,238
         Telemarketing equipment      202,905       34,676      168,229      199,472
         Leasehold Improvements       144,902       24,100      120,802      170,627
         Lease equipment               51,535        2,864       48,671            0
                                   ----------   ----------   ----------   ----------

                                   $1,264,165   $  184,391   $1,079,774   $1,141,941
                                   ==========   ==========   ==========   ==========

         Depreciation expense for the period ended December 31, 2000 was $124,657 ($78,386 for period ended June 30, 2000). Depreciation is calculated on the straight-line method over the estimated useful lives of the assets of 3-7 years.

NOTE 3:  RELATED PARTY TRANSACTIONS

         The Company's chairman and majority stockholder advanced $2,054,479 to the Company during 2000. According to an October 25, 1999 agreement between David B. Coulter and the Company, David B. Coulter acted as Company Agent in regards to the advancement of the $2,054,479, and he accepted 1,946 shares of $1,000 par value Series A preferred stock in full settlement of the $1,946,000 of the debt. Series A preferred stock is convertible into restricted common stock at $0.50 per share. On November 15, 2000, the chairman converted 600 shares of Series A preferred stock into 1,200,000 shares of restricted common stock. The Company still owes the chairman $108,479, which is due on demand and bears interest at 8% per annum.

         The Company also assumed $59,600 in debt to a Eurbid stockholder in connection with the reverse acquisition.

NOTE 4:  ACCRUED EXPENSES

         Accrued expenses payable at December 31, 2000 are as follows:

         Vacation pay                     $      45,751
         Other payroll                           93,369
         Interest                               186,935
         Other expenses                         385,882
                                          -------------

                                          $     711,937
                                          =============

NOTE 5:  LOANS PAYABLE

         In May and June 2000, the Company entered into convertible debenture agreements in which it agreed to issue to certain named investors 9% convertible debentures due six months after executing the agreement. Attached to each unit of $50,000 are warrants equaling 30,303 shares of common stock. The debentures were convertible upon issuance into registered shares of common stock at $1.65 per share. The balance outstanding at December 31, 2000 is $235,000. Maturity dates range from January 5, 2001 through January 20, 2001.

         During 2000, the Company also entered into various short term working capital loans with maturity dates through March 19, 2001 and interest rates between 9 and 60% APR. The balance outstanding at December 31, 2000 is $410,000.

         During September through December 2000, the Company entered into a convertible debenture agreement in which it agreed to issue to certain named investors 11% convertible debentures due six months after executing the agreement. Attached to each unit of $50,000 are warrants equaling 33,333 shares of common stock. The debentures were convertible upon issuance into registered shares of common stock at $1.50 per share. The balance outstanding at December 31, 2000 is $366,667. Maturity dates range from March 29, 2001 through April 29, 2001.


NOTE 6:  PATENTS

         During 2000, the Company paid legal and regulatory fees to register a number of patents and trademarks. These costs have been capitalized, and they will be amortized over the estimated useful lives of the assets after the registration process is complete.

NOTE 7:  CREDIT CARD PORTFOLIO

         Effective December 31, 2000, the Company acquired a non-performing portfolio of approximately $352.5 million in credit card receivables, representing approximately 189,000 individual accounts, as well as certain intellectual property and business systems relating to the conversion of non-performing receivables into performing receivables. The Company issued 5,100 shares of $1,000 par value Series C preferred stock as consideration for the portfolio and its associated assets. Additionally $720,000 in consulting fees relating to this acquisition were capitalized as an additional component of the cost. This consulting fee was paid for in the form of 1,200,000 shares of common stock. The Series C preferred stock and the issuance of the 1,200,000 shares of common stock are more fully discussed in Note 9.

NOTE 8:  INCENTIVE STOCK OPTION PLAN / WARRANTS

         During 1999, the Company established an incentive stock option plan for employees and directors of the Company. The maximum number of shares to be issued under the plan is 2,000,000. At December 31, 2000, 565,000 options have been granted. The Company can also issue non-qualified stock options. The aggregate fair market value (determined at the grant date) of the shares to which options become exercisable for the first time by an optionee during any calendar year shall not exceed $565,000 for qualified options and $1,160,000 for non-qualified options. In the case of non-qualified stock options, the option price shall not be less than $0.60 per share, or at a price exceeding $0.60 per share at the discretion of the Committee. During 1999, the following non-qualified options were granted:

                  660,000 options to the Chief Executive Officer
                  500,000 options to the Chief Technical Officer

         During 2000, the following non-qualified stock options were granted:

                  600 Series A Preferred options to the Chief Executive Officer 250 Series A Preferred options to the Chief Operating Officer 250 Series A Preferred options to the Chief Financial Officer

         A summary of qualified stock option transactions under the 2000 plan for the periods ended December 31, and June 30, 2000 is as follows:

                                                             Weighted
                                                             Average
                                                              Number        Exercise
                                                             of Shares        Price
                                                           -------------   -------------
                  Granted (weighted average value
                    of $2,265,000)                            1,965,000    $       1.15
                  Cancelled                                    (370,000)           1.00
                                                           -------------

                  Outstanding, June 30, 2000
                    (91,667 exercisable at a
                    weighted average price
                    of $1.27)                                 1,595,000            1.19
                  Granted (weighted average
                    value of $160,000)                           50,000            1.00
                  Cancelled                                    (685,000)           1.44
                                                           -------------

                  Outstanding, November 15,
                    2000 (231,889 exercisable
                    at a weighted average price
                    of $1.00)                                   960,000            1.00
                  Granted (weighted average fair
                    value of $466,690)                          110,000            1.00
                  Cancelled                                     (20,000)           1.00
                                                           -------------






                                                             Weighted
                                                             Average
                                                              Number        Exercise
                                                             of Shares        Price
                                                           -------------   -------------
                  Outstanding, December 31,
                    2000 (207,500 exercisable
                    at a weighted average price
                    of $1.00)                                 1,050,000            1.00

         The outstanding stock options vest ratably over a three-year period commencing from the first month after the respective option grant.

NOTE 9:  EQUITY

         On November 15, 2000, a majority of the outstanding equity securities of Junum.com was acquired by Eurbid as discussed in Note 1. As a result of the acquisition the par value of the shares of Junum.com from its inception through November 15, 2000 have been restated to retroactively reflect the par value of the shares of Eurbid.

         The shares of stock held by the shareholders of Eurbid totaled 448,348 prior to the reverse acquisition . The Company has reflected such shares as new shares issued in connection with the reverse acquisition. The consideration received was $591,901 which represented the Eurbid liabilities that were assumed by the Company as a result of the reverse acquisition.

         On October 5, 2000, the Company issued 200,000 shares of common stock in exchange for interest on a loan payable. Management estimated that the market value of the shares at the date of issuance was $.60 per share and accordingly, recognized interest expense of $120,000.

         On November 14, 2000, the Company cancelled 3,400,000 shares of common stock pursuant to an issuance of 4,000,000 shares of common stock on October 21, 1999 in exchange for the net assets of NCCN, Inc. valued at $40,000. The Company and the stockholder who received the shares in exchange for the assets agreed to the cancellation of the shares due to impairment of the value of the net assets initially exchanged.

         On October 15, 2000, the Company granted to certain employees warrants to purchase 1,750,000 shares of common stock at a price of $.01 per share. Under the terms of the grant the warrants were immediately exercisable and employees exercised all the applicable warrants. Management estimated that the fair value of such warrants was $.60 per warrant at the date of the grants. Employees compensation expense of $1,032,500 was recognized during the six month period ended December 31, 2000.

         On November 15, 2000, the Company issued 1,946 Series A voting convertible preferred shares to the Company's Chief Executive Officer and principal shareholder in exchange for debt totaling $1,946,000. Holders of the Series A voting convertible preferred stock are entitled to convert each share of preferred stock, plus any declared but unpaid dividends, into shares of common stock based on $1,000 divided by the conversion price defined as the lesser of (i) 50% of the lowest closing price as reported by any securities exchange or market upon which the Company's shares of common stock are traded for 20 trading days immediately preceding the conversion date; (ii) 80% of the lowest per share price of any issuance of the Company's shares of common stock or any securities convertible into shares of common stock prior to the conversion date; or (iii) $.50 per share of common stock.

         On November 15, 2000, immediately after the issuance of the Series A voting convertible preferred shares, the Company's Chief Executive Officer exercised the conversion rights on 600 preferred shares with a conversion price of $.50 per share of common stock and was issued 1,200,000 shares of common stock. In connection with the issuance of the Series A non-voting convertible preferred stock, the Company has applied the recommendations of EITF Issue No 98-5 00-27 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios". Management estimated the fair value of the Company's shares of common stock as of the date of the preferred share issuance to be $.60 per share. Interest expense totaling $389,200 has been recorded as the result of this beneficial conversion feature.

         On December 1, 2000, the Company issued 4,545 shares of common stock in exchange for consulting services totaling $7,500. The Company recorded the issuance of these shares at its estimated market value of $.60 at the time of issuance.

         On December 31, 2000, in connection with a consulting agreement signed on November 15, 2000, the Company issued 1,200,000 shares of the Company's common stock in exchange for services to broker the acquisition of a non-performing credit card receivable portfolio as discussed in Note 7. Management estimated that the fair value of the shares of common stock was $.60 at the time the consulting agreement was executed. Management reflected the cost of these services as an additional component of the credit card portfolio totaling $720,000.

         On December 31, 2000, in connection with a consulting agreement signed on November 15, 2000, the Company issued 750 shares of Series B non-voting convertible shares in exchange for consulting services provided by GCH Capital. Management estimated the fair value of the consulting services to be $750,000. The conversion rights shall commence to be effective at the earlier of (a) the shares of common stock issuable upon such conversion are registered on a registration statement which has been declared effective by the Securities and Exchange Commission, or (b) November 10, 2001. The holder of the Series B non-voting convertible preferred stock is entitled to convert each share of preferred stock, plus any declared but unpaid dividends, into shares of common stock based on $1,000 divided by the conversion price defined as the lesser of (i) 50% of the lowest closing price as reported by any securities exchange or market upon which the Company's shares of common stock are traded for 20 trading days immediately preceding the conversion date; (ii) 80% of the lowest per share price of any issuance of the Company's shares of common stock or any securities convertible into shares of common stock prior to the conversion date; or (iii) $.50 per share of common stock.

         In connection with issuance of the Series B non-voting convertible preferred stock, the Company has applied the recommendations of EITF Issue No. 98-5 00-27 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios". Based on management's estimate of the fair value of the Company's shares of common stock of $.60 per common share as of the date of the execution of the consulting agreement, and the minimum conversion price per common share of $.50, the beneficial conversion feature of the preferred shares was determined to be $150,000. Commencing with periods beginning January 1, 2001, the Company will recognize $15,000 in preferred dividends per month over a 10 month period totaling $150,000 to account for the beneficial conversion feature of the preferred shares.

         On December 31, 2000, the Company issued 5,100 shares of Series C non-voting convertible preferred stock in exchange for a non-performing portfolio of approximately $352.5 million in credit card receivables as discussed in Note 7 with a purchase price of $5.1 million pursuant to an asset purchase agreement. The holder of the Series C non-voting convertible preferred stock is entitled to convert each share of preferred stock, plus any declared but unpaid dividends, into 1,000 shares of common stock with the prior written consent of the Company on or after December 31, 2002, upon certain performance measurements.

         Notwithstanding the preceding conditions, the Company has the right, at any time subsequent to November 15, 2002, to redeem the preferred shares for a price of $.10 per share, provided that the Company receives and collects less than $4.9 million in net collections from the credit card receivables. In such event, the Company, on or after November 15, 2002, shall have the right to redeem a number of shares of Series C non-voting convertible preferred stock equal to the difference between $4.9 million and the net collections.

         Due to the uncertainty in connection with the ultimate conversion expense of the Series C preferred stock, the Company has elected to recognize any potential beneficial conversion expense if, and when, conversion is effected. The maximum beneficial conversion expense associated with the credit card portfolio is $5.1 million.

NOTE 10: LEASES

The Company leases certain property and equipment under non-cancelable operating lease obligations. Minimum lease payments are as follows:

               Year ending December 31,
                                       2001        $    370,630
                                       2002             169,400
                                       2003             146,024
                                       2004             117,441
                                 Thereafter              29,397
                                                   ------------

                     Total minimum lease payments  $    832,892
                                                   ============

         Rent expense for the period ended December 31, 2000 was $196,489 for buildings and $30,391 for equipment; and, $149,684 for buildings and $45,713 for equipment for the period ended June 30, 2000.

NOTE 11: COMMITTED SHARES AND SUBSCRIPTIONS RECEIVABLE

         During 2000, the Company received subscription agreements for 5,000,000 shares of common stock at $0.60 per share ($3,000,000), of which 666,666 shares ($400,000) were fully paid and issued. An additional $240,000 was paid in January 2001.

         At December 31, 2000, shareholders representing 2,668,000 shares of common stock in Junum.com, Inc. had not yet converted their shares to Junum Incorporated as discussed in Note 9.

NOTE 12: SUBSEQUENT EVENTS/GOING CONCERN CONSIDERATIONS

         The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At December 31, 2000, the Company has a deficit in working capital of $2,663,232, a loss from operations for 2000 of $5,320,752, and an accumulated deficit of $7,957,986.

         Junum, Inc is emerging from a developmental stage. Subsequent to December 31, 2000, the Company has been engaged in equity-based fundraising, canceled a lease on excess building space in California, and signed a sub-lease agreement with a tenant to take over the remaining period on abandoned office space in Nevada. Management feels that current plans to expand its operations and a combination of debt financing and sale of common stock will provide sufficient working capital to allow the Company to continue as a going concern.