Form 10-Q
period 2001-03-31
JUNUM INC
filed 2001-05-15
CIK 897545

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                -----------------
                                    FORM 10-Q
                                -----------------


             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER 000-21566

                               JUNUM INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                            84-1219819
 (STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NUMBER)

                              1590 CORPORATE DRIVE
                          COSTA MESA, CALIFORNIA 92626
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 979-5063

                                -----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         As of May 15, 2001 there were 19,515,459 shares of Common Stock outstanding.

================================================================================

                                        JUNUM INCORPORATED
                                   PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 JUNUM INCORPORATED AND SUBSIDIARY
                                    CONSOLIDATED BALANCE SHEET
                                          MARCH 31, 2001

                                                                       March 31,      December 31,
                                                                          2001           2000
                                                                     -------------   -------------
                                                                       UnAudited        Audited
ASSETS
------
CURRENT ASSETS
  Cash in bank                                                       $    472,022    $     38,428
  Accounts receivable - trade (net of $ 9,640
     and $ 79,347 allowance for doubtful accounts)                          5,016          30,848
  Other accounts receivable                                                50,000          25,000
  Stock subscription receivable (Note 11)                                 250,000         240,000
  Accounts receivable - employees                                          23,299          21,384
  Prepaid expenses                                                         85,653          29,053
                                                                     -------------   -------------
                        TOTAL CURRENT ASSETS                              885,990         384,713
                                                                     -------------   -------------

PROPERTY, PLANT & EQUIPMENT (Note 2)                                    1,037,224       1,079,774
                                                                     -------------   -------------
OTHER ASSETS
  Patents  (Note 6)                                                  $    165,821         130,821
  Deposits                                                                 78,803          85,047
  Credit card portfolio (Note 7)                                        5,820,000       5,820,000
  Other                                                                     4,000           4,000
                                                                     -------------   -------------
                        TOTAL OTHER ASSETS                              6,068,624       6,039,868
                                                                     -------------   -------------

                                                                     $  7,991,838    $  7,504,355
                                                                     =============   =============

LIABILITIES & STOCKHOLDERS EQUITY
---------------------------------
CURRENT LIABILITIES
  Accounts payable                                                   $    900,952    $  1,106,560
  Preferred dividends payable - Series "B" (Note 9)                        45,000    $         --
  Payable - shareholder (Note 3)                                           59,600         168,079
  Accrued expenses (Note 4)                                               857,459         711,937
  Capitalized leases                                                       48,672          50,103
  Loans payable (Note 5)                                                1,360,000       1,011,667
                                                                     -------------   -------------
                        TOTAL CURRENT LIABILITIES                       3,271,682       3,048,346
                                                                     -------------   -------------

STOCKHOLDERS' EQUITY (NOTE 9)
  Preferred stock, issuable in series:
  Series A convertible voting preferred stock,
    $1,000 par value, 25,000 shares authorized;
      1,346 issued and outstanding                                      1,346,000       1,346,000
  Series B convertible non-voting preferred stock,
    $1,000 par value, 25,000 shares authorized;
      750 issued and outstanding                                          750,000         750,000
  Series C convertible non-voting preferred stock,
    $1,000 par value, 25,000 shares authorized;
      5,100 issued and outstanding                                      5,100,000       5,100,000
  Common stock, $.01 par value, 100,000,000 authorized shares
      19,515,459 outstanding at 3/31/01  (Note 11)                         61,213          70,013
  Additional paid-in capital                                           12,813,735       7,374,887
  Subscriptions receivable (Note 11)                                   (2,360,001)     (2,360,000)
  Unearned  compensation (Note 12)                                     (2,347,841)              -
  Accumulated deficit                                                 (10,801,654)     (7,957,986)
                                                                     -------------   -------------
                        TOTAL STOCKHOLDERS' EQUITY                      4,720,156       4,456,009
                                                                     -------------   -------------

                                                                     $  7,991,838    $  7,504,355
                                                                     =============   =============

See Accountants' Review Report and Notes to Consolidated Financial Statements


                                        JUNUM INCORPORATED AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Three months ended     Three months ended
                                                                          March 31, 2001         March 31, 2000
                                                                          -------------          -------------
                                                                             UnAudited              UnAudited

Net sales  (please see Managements Discussion and Analysis)               $    107,709           $      6,729
Cost of sales                                                                   93,059                 83,081
                                                                          -------------          -------------
                                                  GROSS PROFIT                  14,650                (76,352)

General & Administrative Expenses (Including
   $ 120,000 of non-cash compensation to shareholders during
     the period ending 3/31/01)                                              1,795,633                857,168
Depreciation                                                                    85,485                 26,772
                                                                          -------------          -------------
                                            NET OPERATING LOSS              (1,866,468)              (960,292)

Other Income (expenses)
   Net gain/loss on disposal of assets                                          (5,902)                     -
   Interest income                                                                   -                  1,249
   Interest expense (Including $931,560  non-cash
     interest expense during the period ending 3/31/01)(Note 5)               (971,698)                   (76)
                                                                          -------------          -------------

                                NET (LOSS) BEFORE INCOME TAXES              (2,844,068)              (959,119)

Income tax expense                                                                   -                      -
                                                                          -------------          -------------
                                                                            (2,844,068)              (959,119)
                                                                          -------------          -------------

                                                     NET LOSS               (2,844,068)              (959,119)
                                                                          -------------          -------------


Basic and diluted net (loss) per weighted average share (Note 1)                 (0.20)                 (0.08)
                                                                          =============          =============

Weighted average number of common shares used to
   compute net income per weighted average share                            14,092,120             11,910,000
                                                                          =============          =============

See Accountants' Review Report and Notes to Consolidated Financial Statements


                                    JUNUM INCORPORATED AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  (Unaudited)               Twelve Months
                                                               Three Months Ended               Ended
                                                                    March 31,               December 31,
                                                              2001             2000             2000
                                                          ------------     ------------     ------------
OPERATING ACTIVITIES
   Net loss                                               $(2,843,668)     $  (959,119)     $(7,750,750)
   Adjustments to reconcile net income to cash
     provided by operating  activities:
       Depreciation                                            85,485           26,772          198,835
       Stock issued for expenses                            1,270,805           69,400        2,017,823
       Net book value of assets disposed of                     5,902                0          123,221
   Changes in assets and liabilities:
       Accounts receivable                                    (11,083)          (6,535)        (316,767)
       Prepaid expense                                        (56,600)          (1,852)          (1,852)
       Accrued expenses                                       190,522                0          708,774
       Deposits                                                 6,244           (3,367)         (64,742)
       Accounts payable                                      (205,608)          (6,887)         983,593
                                                          ------------     ------------     ------------

                             NET CASH PROVIDED (USED)
                              BY OPERATING ACTIVITIES      (1,558,003)        (850,988)      (4,101,865)

INVESTING ACTIVITIES
   Purchase of equipment                                      (48,838)        (535,187)      (1,263,686)
   Costs of registering patents                               (35,000)          (6,500)        (130,821)
   Purchase of domain name                                          0           (4,000)          (4,000)
                                                          ------------     ------------     ------------

                                        NET CASH USED
                              BY INVESTING ACTIVITIES         (83,838)        (545,687)      (1,398,507)

FINANCING ACTIVITIES
   Loans                                                      826,150          459,160        3,240,052
   Loan payments                                             (586,296)        (600,000)        (471,687)
   Capitalized leases                                          (1,431)               0           50,103
   Sale of stock                                            1,837,012        1,630,770        2,618,238
                                                          ------------     ------------     ------------

                                    NET CASH PROVIDED
                              BY FINANCING ACTIVITIES       2,075,435        1,489,930        5,456,706
                                                          ------------     ------------     ------------

                      INCREASE (DECREASE) IN CASH AND
                                     CASH EQUIVALENTS         433,594           (6,745)         (43,666)

   Cash and cash equivalents at beginning
     of period                                                 38,428           82,094           82,094
                                                          ------------     ------------     ------------

                              CASH & CASH EQUIVALENTS
                                     AT END OF PERIOD     $   472,022      $    75,349      $    38,428
                                                          ============     ============     ============

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION
Cash paid for:
   Interest                                               $     4,823      $         0      $         0
   Taxes                                                            0                0                0

NONCASH INVESTING AND FINANCING ACTIVITIES
   During the year ended December 31, 2000, the Company issued 5,100 shares of series "C" preferred stock to acquire a credit card portfolio valued at $5,100,000, 1,946 shares of series "A" preferred stock to settle $1,946,000 of debts, and 750 shares of series "B" preferred stock for expenses of $750,000.

See Accountants' Review Report and Notes to Consolidated Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IN ADDITION TO HISTORICAL INFORMATION, MANAGEMENT'S DISCUSSION AND ANALYSIS INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, THOSE RELATED TO THE GROWTH AND STRATEGIES, FUTURE OPERATING RESULTS AND FINANCIAL POSITION AS WELL AS ECONOMIC AND MARKET EVENTS AND TRENDS OF THE COMPANY. ALL FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY, INCLUDING SUCH STATEMENTS HEREIN, INCLUDE MATERIAL RISKS AND UNCERTAINTIES AND ARE SUBJECT TO CHANGE BASED ON FACTORS BEYOND THE CONTROL OF THE COMPANY. ACCORDINGLY, THE COMPANY'S ACTUAL RESULTS AND FINANCIAL POSITION COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENT AS A RESULT OF VARIOUS FACTORS, INCLUDING WITHOUT LIMITATION FACTORS DESCRIBED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION REGARDING RISKS AFFECTING THE COMPANY'S FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

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

OVERVIEW

JUNUM Incorporated is a financial technology company engaged in Credit Management, Debt Exchange and Financial Services. Credit Management works toward improving members' Credit Rating and protecting their Credit Identity through the removal of inaccurate, outdated and unverifiable information from their credit reports. This membership service is for individuals, small business and corporations with reoccurring monthly charges. Debt Exchange offers consumers and small businesses who may have become delinquent on a debt the opportunity to regain their credit standing. Financial Services uses the Company's Analysis Engine to match its members' credit status with loans, leases and other credit offers from the Company's lending partners. The Company has filed eight applications for patents surrounding its three main business components. However, there can be no assurance that the Patent & Trademark Office will allow such patents or that, if allowed, the patents will result in any meaningful competitive advantage.

Development Stage Company

Junum's efforts during calendar year 2000 were focused primarily on the development of its technologies and proof of concept through test marketing. Through various proof of concept sales and marketing cycles, the Company was able to capture the necessary marketing, projection and analysis data components to determine the size and scope of the potential Junum market place. The data captured verified management's beliefs as to the validity of the marketplace and its product offering. The proof of concept sales cycles were designed specifically for discovery of the best extrapolation of sales and marketing targets, tactics, geographic(s), payment methods and other membership services. The Company's customer base consists of primarily month-to-month memberships. The Company began recognizing revenue during the second half of the calendar year 2000, while increasing its customer base during the proof of concept marketing cycles in the second and third quarters of 2000.

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

                              RESULTS OF OPERATIONS

    PERIODS ENDED MARCH 31, 2001(UNAUDITED), AND MARCH 31, 2000 (UNAUDITED):

GROSS SALES. Gross Sales for the three-month period ending March 31, 2001 were $131,972 and were written down by $23,859 for doubtful accounts during the quarter. An additional $93,100 was charged against allowance for doubtful accounts with respect to sales resulting from the company's proof of concept marketing during the calendar year 2000. The company's sales for the three-month period ending March 31, 2001 are primarily from new accounts derived from Internet traffic. The company's sales during the calendar year 2000 were primarily derived from it's telemarketing proof of concept which was operational through the end of September 2000. Sign up's derived by internet traffic during the three-month period ended March 31, 2001 were at a lesser rate than that of the telemarketing efforts in calendar year 2000. Due to the nature of Junum membership, the members signed up through September are successfully completing the credit profile maintenance process, and therefore decreasing revenue from this group of members is being experienced.

NET SALES. Sales, net of returns and allowances, for the three-month period ended March 31, 2001 was $107,709; a 1,500% increase from $6,729 during the period ended March 31, 2000.

COST OF SALES. Cost of sales for the three-month period ending March 31, 2001 were $93,059, as compared to $83,081 during the three-month period ended March 31, 2000. This represents an increase of 10.7%

GROSS PROFIT. Gross profit for the period ending March 31, 2001 was $14,650 as compared to (-$76,352) for the period ended March 31, 2000.

EXPENSES. Total general and administrative expenses increased 109.5% from $857,168 for the three-month period ended March 31, 2000 to $1,795,633 for the three-month period ended March 31, 2001.

DEPRECIATION. Depreciation increased 219.3% from $26,772 for the three-month period ended March 31, 2000 to $85,485 for the three-month period ended March 31, 2001.

OPERATING PROFIT (LOSS). Operating loss for the three-month period ending March 31, 2001 was (-$1,866,468) as compared to a loss of (-$960,292) for the three-month period ended March 31, 2000. An increase of 94.4%.

INTEREST EXPENSE. During the three-month period ended March 31, 2001 interest expense was $971,698, and none in the three-month period ended March 31, 2000. During the three-month period ended March 31, 2001 $931,560 of non-cash interest expense is included.

NET PROFIT (LOSS). Net loss for the three-month period ended March 31, 2001 was (-$2,844,068) as compared to a net loss of (-$959,119) during the three-month period ended March 31, 2000.

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

INFLATION
The Company believes that inflation has not had a material impact on its results of operations for the period ended March 31, 2001, and for the three months ended March 31, 2000.

                                        JUNUM INCORPORATED AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Three months ended     Three months ended
                                                                          March 31, 2001         March 31, 2000
                                                                          -------------          -------------
                                                                             UnAudited              UnAudited

Net sales  (please see Managements Discussion and Analysis)               $    107,709           $      6,729
Cost of sales                                                                   93,059                 83,081
                                                                          -------------          -------------
                                                  GROSS PROFIT                  14,650                (76,352)

General & Administrative Expenses (Including
   $ 120,000 of non-cash compensation to shareholders during
     the period ending 3/31/01)                                              1,795,633                857,168
Depreciation                                                                    85,485                 26,772
                                                                          -------------          -------------
                                            NET OPERATING LOSS              (1,866,468)              (960,292)

Other Income (expenses)
   Net gain/loss on disposal of assets                                          (5,902)                     -
   Interest income                                                                   -                  1,249
   Interest expense (Including $931,560  non-cash
     interest expense during the period ending 3/31/01)(Note 5)               (971,698)                   (76)
                                                                          -------------          -------------

                                NET (LOSS) BEFORE INCOME TAXES              (2,844,068)              (959,119)

Income tax expense                                                                   -                      -
                                                                          -------------          -------------
                                                                            (2,844,068)              (959,119)
                                                                          -------------          -------------

                                                     NET LOSS               (2,844,068)              (959,119)
                                                                          -------------          -------------


Basic and diluted net (loss) per weighted average share (Note 1)                 (0.20)                 (0.08)
                                                                          =============          =============

Weighted average number of common shares used to
   compute net income per weighted average share                            14,092,120             11,910,000
                                                                          =============          =============

See Accountants' Review Report and Notes to Consolidated Financial Statements


GOING CONCERN. The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At March 31, 2001, the Company has a deficit in working capital of $2,385,692, a loss from operations for the three months ended March 31, 2001 of $2,844,068, and an accumulated deficit of $10,801,654.

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


                           PART II--OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Please see the Company's form 10-K filed April 17, 2001 for the calendar year ended December 31, 2001 for disclosure of legal proceedings. There have been no additional legal proceedings since the form 10-K filing on April 17, 2001.

The Company is subject to routine litigation incidental to its business which are not expected to have a material impact on the Company's assets, operations or financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The following sets forth a description of all sales and issuances of the Company's securities during the period covered by this report and through the date of filing. With respect to each issuance, the Company relied upon one or more exemptions from registration under the Securities Act of 1933, including
Section 4(2) of the Securities Act, Rule 506 of Regulation D and Regulation S with respect to certain sales to non-U.S. Persons, as defined by Regulation S.

During February 2001, 440,000 shares of common stock of Junum.com were exchanged for 440,000 shares of common stock of the Company.

During March 2001, 440,000 shares of the common stock of Junum.com were exchanged for 440,000 shares of common stock of the Company.

The Company incorporates by reference all equity transaction previously disclosed in it's form 10-K filed April 17, 2001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None

ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (1)      Exhibits:

              Financial Data Schedule

     (2)      Reports on Form 8-K:

              The Company filed the following reports on Form 8-K which are incorporated by reference:

              January 16, 2001 Form 8-K
              January 26, 2001 Form 8-K/A
              February 14, 2001 Form 8-K
              March 9, 2001 Form 8-K

                                   Signatures
                                   ----------

         Pursuant to the requirements of the Securities Act of 1933, as amended, the Registrant certifies that it has reasonable ground to believe that it meets all of the requirements for filing on Form 10-Q and has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Costa Mesa, State of California, on May 15, 2001.

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

         Pursuant to the requirements of the Securities Act of 1933, this registration statement has been sign by the following persons in the capacities and on the date indicated:

        Name                          Title                           Date
        ----                          -----                           ----

/s/ DAVID B. COULTER            Chairman of the Board and         May 15, 2001
-----------------------------   Chief Executive Officer
    David B. Coulter


/s/ ANDREEA PORCELLI            Director                          May 15, 2001
----------------------------
    Andreea Porcelli


/s/ JOHN LASKEY                 Director                          May 15, 2001
----------------------------
    John Laskey


/s/ CRAIG HEWITT                Chief Financial Officer           May 15, 2001
----------------------------
    Craig Hewitt


/s/ STEVEN W. KECK              Controller                        May 15, 2001
----------------------------
    Steven Keck

                                Smith & Company
           A Professional Corporation of Certified Public Accountants


                           ACCOUNTANTS' REVIEW REPORT

Officers and Directors
Junum Incorporated
Costa Mesa, California


We have reviewed the accompanying consolidated Balance Sheets of Junum Incorporated and Subsidiary (a California corporation) as of March 31, 2001, and the related statements of income and cash flows for the three months then ended and for the three months ended March 31, 2000, in accordance with Statements on Standards for Accounting and Review services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Junum Incorporated.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has cash flow constraints, an accumulated deficit, and suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


CERTIFIED PUBLIC ACCOUNTANTS



Salt Lake City, Utah
May 9, 2001

                                 JUNUM INCORPORATED AND SUBSIDIARY
                                    CONSOLIDATED BALANCE SHEETS

                                                                      (UnAudited)
                                                                       March 31,      December 31,
                                                                          2001           2000
                                                                     -------------   -------------
ASSETS
------
CURRENT ASSETS
  Cash in bank                                                       $    472,022    $     38,428
  Accounts receivable - trade (net of $ 9,640
    allowance for doubtful accounts, $79,347 at 12/31/00)                   5,016          30,848
  Other accounts receivable                                                50,000          25,000
  Stock subscription receivable (Note 11)                                 250,000         240,000
  Accounts receivable - employees                                          23,299          21,384
  Prepaid expenses                                                         85,653          29,053
                                                                     -------------   -------------
                        TOTAL CURRENT ASSETS                              885,990         384,713
                                                                     -------------   -------------

PROPERTY, PLANT & EQUIPMENT (Note 2)                                    1,037,224       1,079,774
                                                                     -------------   -------------
OTHER ASSETS
  Patents  (Note 6)                                                  $    165,821         130,821
  Deposits                                                                 78,803          85,047
  Credit card portfolio (Note 7)                                        5,820,000       5,820,000
  Other                                                                     4,000           4,000
                                                                     -------------   -------------
                        TOTAL OTHER ASSETS                              6,068,624       6,039,868
                                                                     -------------   -------------

                                                                     $  7,991,838    $  7,504,355
                                                                     =============   =============

LIABILITIES & STOCKHOLDERS EQUITY
---------------------------------
CURRENT LIABILITIES
  Accounts payable                                                   $    900,952    $  1,106,560
  Preferred dividends payable - Series "B" (Note 9)                        45,000               0
  Payable - shareholder (Note 3)                                           59,600         168,079
  Accrued expenses (Note 4)                                               857,459         711,937
  Capitalized leases                                                       48,672          50,103
  Loans payable (Note 5)                                                1,360,000       1,011,667
                                                                     -------------   -------------
                        TOTAL CURRENT LIABILITIES                       3,271,682       3,048,346
                                                                     -------------   -------------

STOCKHOLDERS' EQUITY (NOTE 9)
  Preferred stock, issuable in series, $1,000 par value,
    10,000,000 authorized shares
  Series A convertible voting preferred stock,
    $1,000 par value, 25,000 shares authorized;
      1,346 issued and outstanding                                      1,346,000       1,346,000
  Series B convertible non-voting preferred stock,
    $1,000 par value, 25,000 shares authorized;
      750 issued and outstanding                                          750,000         750,000
  Series C convertible non-voting preferred stock,
    $1,000 par value, 25,000 shares authorized;
      5,100 issued and outstanding                                      5,100,000       5,100,000
  Common stock, $.01 par value, 100,000,000 authorized shares
      19,515,459 outstanding at 5/15/01  (Note 11)                         61,213          70,013
  Additional paid-in capital                                           12,813,735       7,374,887
  Subscriptions receivable (Note 11)                                   (2,360,001)     (2,360,000)
  Unearned  compensation (Note 12)                                     (2,347,841)              -
  Accumulated deficit                                                 (10,801,654)     (7,957,986)
                                                                     -------------   -------------
                        TOTAL STOCKHOLDERS' EQUITY                      4,720,156       4,456,009
                                                                     -------------   -------------

                                                                     $  7,991,838    $  7,504,355
                                                                     =============   =============

See Accountants' Review Report and Notes to Consolidated Financial Statements

                                                F-1

                                       JUNUM INCORPORATED AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       (Unaudited)               Twelve Months
                                                                   Three Months Ended                Ended
                                                                        March 31,                 December 31,
                                                              2001                2000                2000
                                                             -------------     -------------     -------------
Net sales (Please see Managements Discussion & Analysis)     $    107,709      $      6,729      $    488,253
Cost of sales                                                      93,059            83,081           411,019
                                                             -------------     -------------     -------------

                                  GROSS PROFIT (LOSS)              14,650           (76,352)           77,234

General & Administrative Expenses (including
   $120,000 of non-cash compensation
   to employees, during period ended 3/31/01)                   1,795,633           857,168         5,922,343
Depreciation                                                       85,485            26,772           198,835
                                                             -------------     -------------     -------------

                                   NET OPERATING LOSS          (1,866,468)         (960,292)       (6,043,944)

Other Income (expenses)
   Net gain (loss) on disposal of assets                           (5,902)                0          (123,221)
   Interest income                                                      0             1,249             3,683
   Interest expense (including $931,560 of
     non-cash interest expense, during period
        ended 3/31/01) (Note 5)                                  (971,698)              (76)       (1,587,268)
                                                             -------------     -------------     -------------

                                             NET LOSS        $ (2,844,068)     $   (959,119)     $ (7,750,750)
                                                             =============     =============     =============

Basic and diluted net (loss) per weighted
   average share (Note 1)                                    $      (0.20)     $      (0.08)            (0.58)
                                                             =============     =============     =============

Weighted average number of common shares
   used to compute net income per weighted
   average share                                               14,092,120        11,910,000        13,294,563
                                                             =============     =============     =============

See Accountants' Review Report and Notes to Consolidated Financial Statements.

                                                     F-2

                                    JUNUM INCORPORATED AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   (Un-audited)             Twelve Months
                                                               Three Months Ended               Ended
                                                                     March 31,               December 31,
                                                              2001              2000             2000
                                                          ------------     ------------     ------------
OPERATING ACTIVITIES
   Net loss                                               $(2,843,668)     $  (959,119)     $(7,750,750)
   Adjustments to reconcile net income to cash
     provided by operating  activities:
       Depreciation                                            85,485           26,772          198,835
       Stock issued for expenses                            1,270,805           69,400        2,017,823
       Net book value of assets disposed of                     5,902                0          123,221
   Changes in assets and liabilities:
       Accounts receivable                                    (11,083)          (6,535)        (316,767)
       Prepaid expense                                        (56,600)          (1,852)          (1,852)
       Accrued expenses                                       190,522                0          708,774
       Deposits                                                 6,244           (3,367)         (64,742)
       Accounts payable                                      (205,608)          (6,887)         983,593
                                                          ------------     ------------     ------------
                             NET CASH PROVIDED (USED)
                              BY OPERATING ACTIVITIES      (1,558,003)        (850,988)      (4,101,865)

INVESTING ACTIVITIES
   Purchase of equipment                                      (48,838)        (535,187)      (1,263,686)
   Costs of registering patents                               (35,000)          (6,500)        (130,821)
   Purchase of domain name                                          0           (4,000)          (4,000)
                                                          ------------     ------------     ------------
                                        NET CASH USED
                              BY INVESTING ACTIVITIES         (83,838)        (545,687)      (1,398,507)

FINANCING ACTIVITIES
   Loans                                                      826,150          459,160        3,240,052
   Loan payments                                             (586,296)        (600,000)        (471,687)
   Capitalized leases                                          (1,431)               0           50,103
   Sale of stock                                            1,837,012        1,630,770        2,618,238
                                                          ------------     ------------     ------------
                                    NET CASH PROVIDED
                              BY FINANCING ACTIVITIES       2,075,435        1,489,930        5,456,706
                                                          ------------     ------------     ------------

                      INCREASE (DECREASE) IN CASH AND
                                     CASH EQUIVALENTS         433,594           (6,745)         (43,666)

   Cash and cash equivalents at beginning
     of period                                                 38,428           82,094           82,094
                                                          ------------     ------------     ------------

                              CASH & CASH EQUIVALENTS
                                     AT END OF PERIOD     $   472,022      $    75,349      $    38,428
                                                          ============     ============     ============

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION
Cash paid for:
   Interest                                               $     4,823      $         0      $         0
   Taxes                                                            0                0                0

NONCASH INVESTING AND FINANCING ACTIVITIES
During the year ended December 31, 2000, the Company issued 5,100 shares of series "C" preferred stock to acquire a credit card portfolio valued at $5,100,000, 1,946 shares of series "A" preferred stock to settle $1,946,000 of debts, and 750 shares of series "B" preferred stock for expenses of $750,000.

See Accountants' Review Report and Notes to Consolidated Financial Statements.

                                                  F-3

                        JUNUM INCORPORATED AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


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

         As of December 31, 2000, 2,668,000 shares of common stock of Junum.com had not been exchanged for shares of the common stock of the Company. Subsequent to December 31, 2000 and through March 31, 2001, 880,000 shares of the common stock of Junum.com were exchanged for 880,000 shares of common stock of the Company.

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

NOTE 2:  PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment as of March 31, 2001 and December 31, 2000 are summarized as follows:

                                                                                Net Book Value
                                               Cost       Depreciation      3/31/2001      12/31/2000
                                          -------------- --------------- -------------- --------------
         Office Equipment                 $     115,367  $       20,930  $      80,508  $      94,437
         Computers and software                 482,970          73,536        422,790        409,434
         Furniture and fixtures                 266,486          28,285        218,985        238,201
         Telemarketing equipment                202,905          34,676        154,701        168,229
         Leasehold Improvements                 144,902          24,100        117,298        120,802
         Lease equipment                         51,535           2,864         42,943         48,671
                                          -------------- --------------- -------------- --------------

                                          $   1,264,165  $      184,391  $   1,037,224  $   1,079,774
                                          ============== =============== ============== ==============

         Depreciation expense for the period ended December 31, 2000 was $124,657 ($85,485 for quarter ended March 31, 2001). Depreciation is calculated on the straight-line method over the estimated useful lives of the assets of 3-7 years.

NOTE 3:  RELATED PARTY TRANSACTIONS

         The Company's chairman and majority stockholder advanced $2,054,479 to the Company during 2000. According to an October 25, 1999 agreement between David B. Coulter and the Company, David b. Coulter acted as Company Agent in regards to the advancement of the $2,043.479, and he accepted 1,946 shares of $1,000 par value Series A preferred stock in full settlement of $1,946,000 of the debt. Series A preferred stock is convertible into restricted common stock at $0.50 per share. On November 15, 2000, the chairman converted 600 shares of Series A preferred stock into 1,200,000 shares of restricted common stock. The balance of $108,479 was paid in 2001.

         The Company also assumed $59,600 in debt to a Eurbid stockholder in connection with the reverse acquisition, which is still outstanding at March 31, 2001.

NOTE 4:  ACCRUED EXPENSES

         Accrued expenses payable are as follows:

                                        March 31,     December 31,
                                          2001            2000
                                      -------------- --------------
                Vacation pay          $      60,095  $      45,751
                Other payroll               204,812         93,369
                Interest                    171,957        186,935
                Other expenses              420,595        385,882
                                      -------------- --------------

                                      $     857,459  $     711,937
                                      ============== ==============

NOTE 5:  LOANS PAYABLE

         In May and June 2000, the Company entered into convertible debenture agreements in which it agreed to issue to certain named investors 9% convertible debentures due six months after executing the agreement. Attached to each unit of $50,000 are warrants equaling 30,303 shares of common stock. The debentures were convertible upon issuance into registered shares of common stock at $1.65 per share. The balance outstanding at December 31, 2000 and March 31, 2001, are $235,000 and $85,000, respectively. Maturity dates range from January 5, 2001 through January 20, 2001.

         During 2000, the Company also entered into various short term working capital loans with maturity dates through March 19, 2001 and interest rates between 9 and 60% APR. The balance outstanding at December 31, 2000 and March 31, 2001, are $410,000 and $335,000, respectively.
         Subsequent to March 31, another $250,000 was retired. During September through December 2000, the Company entered into a convertible debenture agreement in which it agreed to issue to certain named investors 11% convertible debentures due six months after executing the agreement. Attached to each unit of $50,000 are warrants equaling 33,333 shares of common stock. The debentures were convertible upon issuance into registered shares of common stock at $1.50 per share. The balance outstanding at December 31, 2000 is $366,667. Maturity dates range from March 29, 2001 through April 29, 2001. Subsequent to December 31, another $175,000 was borrowed and $116,667 was retired.

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

NOTE 6:  PATENTS

         During 2000 and 2001, the Company paid legal and regulatory fees to register a number of patents and trademarks. These costs have been capitalized, and they will be amortized over the estimated useful lives of the assets after the registration process is complete.

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

            660,000 options to the Chief Executive Officer
            500,000 options to the Chief Technical Officer

         During 2000, the following non-qualified stock options were granted:

            500 series A Preferred Stock options to the Chief Executive Officer 250 series A Preferred Stock options to the Chief Operating Officer 250 series A Preferred Stock options to the Chief Financial Officer

         A summary of qualified stock option transactions under the 2000 plan for the periods ended December 31, and March 31, 2001 is as follows:

                                                                    Weighted
                                                                    Average
                                                   Number           Exercise
                                                 of Shares           Price
                                              ----------------  ---------------
            Granted                                 2,125,000   $         1.14
            Cancelled                              (1,075,000)            1.28
                                              ----------------

            Outstanding, December 31, 2000
              (231,389 exercisable at a
              weighted average price
              of $1.00)                             1,050,000             1.00
            Granted (weighted average
              value of $174,705)                       20,000             4.00
            Cancelled                                 (80,000)            1.00
                                              ----------------

            Outstanding, March 31, 2001               990,000             1.06

         The outstanding stock options vest ratably over a three-year period commencing from the first month after the respective option grant.

NOTE 9:  EQUITY

         During February 2001, 440,000 shares of common stock of Junum.com were exchanged for 440,000 shares of common stock of the Company.

         During March 2001, 440,000 shares of the common stock of Junum.com were exchanged for 440,000 shares of common stock of the Company.

NOTE 10: LEASES

         The Company leases certain property and equipment under non-cancelable operating lease obligations. Minimum lease payments are as follows:

                Year ending December 31,
                                                          2001   $     370,630
                                                          2002         169,400
                                                          2003         146,024
                                                          2004         117,441
                                                    Thereafter          29,397
                                                                 --------------

                                  Total minimum lease payments   $     832,892
                                                                 ==============

         Rent expense for the period ended March 31, 2001 was $111,781 for buildings and $15,084 for equipment; and, for the period ended December 31, 2000 was $196,489 for buildings and $30,391 for equipment.

NOTE 11: COMMITTED SHARES AND SUBSCRIPTIONS RECEIVABLE

         During 2000, the Company received subscription agreements for 5,000,000 shares of common stock at $0.60 per share ($3,000,000), of which 666,666 shares ($400,000) were fully paid and issued. An additional $240,000 was paid in January 2001.

         At March 31, 2001 and December 31, 2000, shareholders representing 1,788,000 and 2,668,000 shares, respectively, of common stock in Junum.com, Inc. had not yet converted their shares to Junum Incorporated as discussed in Note 9.

NOTE 12: UNEARNED COMPENSATION

         The Company issued $650,000 of 12% convertible debentures in February 2001. The Company has recognized an expense in the same amount related to the beneficial conversion feature attached to these debentures. The Company also granted 196,693 shares of common stock as incentive to the note holders in conjunction with the 12% convertible debentures the Company issued in February 2001. The cost of these shares was valued at the average market price on the day the shares were granted.

         These expenses have been deferred and are being recognized ratably over the 12 month lives of the convertible notes as non-cash interest expense.

NOTE 13: SUBSEQUENT EVENTS/GOING CONCERN CONSIDERATIONS

         The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At March 31, 2001, the Company has a deficit in working capital of $2,385,692, a loss from operations for the three months ended March 31, 2001 of $2,844,068, and an accumulated deficit of $10,801,654.