Form 10-Q
period 2001-06-30
JUNUM INC
filed 2001-08-20
CIK 897545

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                -----------------

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         As of August 20, 2001 there were 20,640,825 shares of Common Stock outstanding.

================================================================================

                               JUNUM INCORPORATED
                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       JUNUM INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      (Unaudited)
                                                                        June 30,       December 31,
                                                                          2001            2000
                                                                      -------------   -------------
       ASSETS
       ------
CURRENT ASSETS
   Cash in bank                                                       $    491,825    $     38,428
   Accounts receivable - trade (net of $5,185 allowance
     for doubtful accounts, $79,347 at 12/31/00)                             4,977          30,848
   Other accounts receivable                                                     0          25,000
   Stock subscription receivable                                           230,907         240,000
   Accounts receivable - employees                                          55,659          21,384
   Prepaid expenses                                                         39,053          29,053
                                                                      -------------   -------------
                     TOTAL CURRENT ASSETS                                  822,421         384,713

PROPERTY, PLANT & EQUIPMENT                                                979,221       1,079,774

OTHER ASSETS
   Patents                                                                 173,555         130,821
   Deposits                                                                 49,270          85,047
   Info Base Software                                                      473,600               0
   Credit card portfolio                                                 5,820,000       5,820,000
   Other                                                                     2,500           4,000
                                                                      -------------   -------------
                                                                         6,518,925       6,039,868
                                                                      -------------   -------------

                                                                      $  8,320,567    $  7,504,355
                                                                      =============   =============

     LIABILITIES & STOCKHOLDERS' EQUITY
     ----------------------------------
CURRENT LIABILITIES
   Accounts payable                                                   $    989,763    $  1,106,560
   Preferred dividends payable - Series "B"                                 90,000               0
   Payable - shareholders                                                   59,600         168,079
   Accrued expenses                                                      1,272,326         711,937
   Capitalized leases                                                       45,150          50,103
   Loans payable                                                         1,260,511       1,011,667
                                                                      -------------   -------------
            TOTAL CURRENT LIABILITIES                                    3,717,350       3,048,346

STOCKHOLDERS' EQUITY
   Preferred stock, issuable in series, $1,000 par value,
     10,000,000 authorized shares
       Series A convertible voting preferred stock,
         $1,000 par value, 25,000 shares authorized;
           1,349 issued and outstanding                                  1,349,000       1,346,000
       Series B convertible non-voting preferred stock,
         $1,000 par value, 25,000 shares authorized;
           750 issued and outstanding                                      750,000         750,000
       Series C convertible non-voting preferred stock,
         $1,000 par value, 25,000 shares authorized;
           5,140 issued and outstanding                                  5,140,000       5,100,000
   Common stock, $0.01 par value, 100,000,000 authorized shares;
     17,998,689 issued and outstanding (13,309,559 at 12/31/00)            179,987         133,095
   Common stock committed, 3,592,000 shares (7,001,334 at
     12/31/00)                                                              39,520          70,013
   Additional paid in capital                                           14,569,858       7,374,887
   Subscriptions receivable                                             (1,800,001)     (2,360,000)
   Unearned compensation                                                (1,669,613)              0
   Accumulated deficit                                                 (13,955,534)     (7,957,986)
                                                                      -------------   -------------
                   TOTAL STOCKHOLDERS' EQUITY                            4,603,217       4,456,009
                                                                      -------------   -------------

                                                                      $  8,320,567    $  7,504,355
                                                                      =============   =============


                       JUNUM INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      Three Months Ended             Six Months Ended
                                                                          June 30,                       June 30,
                                                                    2001            2000           2001             2000
                                                               -------------   -------------   -------------   -------------
Net Sales                                                      $    112,378    $     67,433    $    220,087    $     74,162
Cost of sales                                                        39,320          86,161         132,379         169,242
                                                               -------------   -------------   -------------   -------------
              GROSS PROFIT (LOSS)                                    73,058         (18,728)         87,708         (95,080)

General & Administrative Expenses
   (Including $582,650 of non-cash compensation to
   shareholders for the quarter ended June 30, 2001,
   and $702,650 for the six months ended June 30, 2001;
   and $183,440 of non-cash compensation to employees,
   for the quarter and six months ended June 30, 2000)            2,396,846       1,382,932       4,210,673       2,240,100
Depreciation                                                         61,535          47,406         128,826          74,178
                                                               -------------   -------------   -------------   -------------
              NET OPERATING LOSS                                 (2,385,323)     (1,449,066)     (4,251,791)     (2,409,358)

Other Income (expenses)
   Net gain/(loss) on disposal of assets                                  0               0          (5,902)              0
   Interest income                                                      450           1,797             450           3,046
   Interest expense (Including $723,228 of non-cash interest
      expense for the quarter ended June 30, 2001, and
      $1,654,788 for the six months ended June 30, 2001)           (769,574)        (23,610)     (1,741,272)        (23,686)
                                                               -------------   -------------   -------------   -------------
              NET LOSS BEFORE INCOME TAXES                       (3,154,447)     (1,470,879)     (5,998,515)     (2,429,998)

Income tax expense                                                        0               0               0               0
                                                               -------------   -------------   -------------   -------------

                                                                 (3,154,447)     (1,470,879)     (5,998,515)     (2,429,998)
                                                               -------------   -------------   -------------   -------------

              NET LOSS                                           (3,154,447)     (1,470,879)     (5,998,515)     (2,429,998)

                                                               -------------   -------------   -------------   -------------
Basic and diluted net loss per weighted average share                  (.18)           (.11)           (.37)           (.20)
                                                               =============   =============   =============   =============


Weighted average number of common shares used to compute
   net loss per weighted average share                           17,144,203      13,908,000      16,255,002      12,441,447
                                                               =============   =============   =============   =============



                                        JUNUM INCORPORATED AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Three Months Ended           Six Months Ended
                                                                           June 30,                     June 30,
                                                                     2001           2000           2001           2000
                                                                 ------------   ------------   ------------   ------------
OPERATING ACTIVITIES
   Net loss                                                      $(3,154,447)   $(1,470,881)   $(5,998,515)   $(2,429,998)
   Adjustments to reconcile net income to cash provided by
     operating activities;
       Depreciation                                                   61,535         47,406        128,826         74,178
       Stock issued for expenses                                   1,631,317              0      2,902,122         69,400
       Net book value of assets disposed of                            1,500              0          7,402              0
   Changes in assets and liabilities:
       Accounts receivable                                            66,946           (280)        25,689         (6,965)
       Prepaid expenses                                               46,600         47,664        (10,000)        45,812
       Accrued expenses                                              414,867        469,213        560,389         61,677
       Deposits                                                       29,533        (27,972)        35,777        (41,757)
       Accounts payable                                               88,811        119,827       (116,797)       520,476
                                                                 ------------   ------------   ------------   ------------

                        NET CASH PROVIDED (USED)
                        BY OPERATING ACTIVITIES                     (813,338)      (815,023)    (2,465,107)    (1,707,177)

INVESTING ACTIVITIES
   Purchase of equipment                                              (9,103)      (553,055)      (100,554)    (1,077,975)
   Costs of registering patents                                       (7,734)       (99,253)       (42,734)      (105,753)
   Purchase of domain name                                                 0              0              0         (4,000)
   Purchase of customer lists                                              0              0              0        (40,000)
                                                                 ------------   ------------   ------------   ------------

                       NET CASH (USED) BY INVESTING ACTIVITIES       (16,837)      (652,308)      (143,288)    (1,227,728)

FINANCING ACTIVITIES
   Loans                                                             100,000        920,000        960,200        779,159
   Loan payments                                                    (250,000)             0       (861,955)             0
   Capitalized leases                                                 (3,522)             0         (4,953)             0
   Sale of stock                                                   1,003,500        568,904      2,968,500      2,170,574
                                                                 ------------   ------------   ------------   ------------
                       NET CASH PROVIDED (USED) BY
                       FINANCING ACTIVITIES                          849,978      1,488,904      3,061,792      2,949,733
                                                                 ------------   ------------   ------------   ------------

                       INCREASE (DECREASE) IN CASH AND
                       CASH EQUIVALENTS                               19,803         21,573        453,397         14,828

Cash and cash equivalents at beginning of period                     472,022         75,349         38,428         82,094
                                                                 ------------   ------------   ------------   ------------

                       CASH AND CASH EQUIVALENTS AT
                       END OF PERIOD                             $   491,825    $    96,922    $   491,825    $    96,922
                                                                 ============   ============   ============   ============
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION

Cash paid for:
   Interest                                                      $    86,476    $         0    $   114,597    $         0
   Taxes                                                                   0              0              0              0



NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended June 30, 2001, the Company issued 40 shares of series "C" Preferred stock to acquire the operating system and associated software for a credit card balance transfer process.

                       JUNUM INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 1: BASIS OF REPORTING

       The accompanying financial statements have been prepared in accordance with SEC regulations for interim financial information. Accordingly, they do not include all of the information and footnotes required by auditing principles generally accepted in the United States of America for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Form 10KSB for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

       Principles of Consolidation
       ---------------------------
       The consolidated financial statements include the accounts of the Company, its 81%-owned subsidiary, Junum, Inc., and its wholly-owned subsidiary Voleran, Inc. All significant intercompany balances have been eliminated in consolidation.

NOTE 2: SUBSEQUENT EVENTS/GOING CONCERN CONSIDERATIONS

       The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At June 30, 2001, the Company has a deficit in working capital of $3,061,929, a loss from operations for the three months ended June 30, 2001 of $5,869,867, and an accumulated deficit of $16,670,954.

       Junum, Inc. is emerging from a development stage. During the quarter ended June 30, 2001, the Company increased equity by $3,037,508 and reduced general and administrative expenses by approximately two-thirds. Subsequent to June 30, 2001, the Company obtained a bank line of credit of $425,000, and signed an agreement with a prominent brokerage firm to place $5.5 million of equity securities to commence August 15, 2001. Management feels that current plans to expand its operations and a combination of debt financing and the continued sale of common stock will provide sufficient working capital to allow the Company to continue as a going concern.

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

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000.

GROSS SALES. Gross Sales for the three-month period ending June 30, 2001 were $127,471 compared to $67,722 for the three-month period ending June 30, 2000. Gross Sales were written down by $15,093 for doubtful accounts during the quarter ending June 30, 2001. No similar adjustment was made during the company's proof of concept three-month period ending June 30, 2000.

NET SALES. Sales, net of returns and allowances, for the three-month period ended June 30, 2001 was $112,378; a 66.7% increase from $67,433 during the three-month period ended June 30, 2000.

COST OF SALES. Cost of sales for the three-month period ending June 30, 2001 were $39,320, as compared to $86,161 during the three-month period ended June 30, 2000. This represents a decrease of 54.4%

GROSS PROFIT. Gross profit for the three-month period ending June 30, 2001 was $73,058 as compared to (-$18,728) for the three-month period ended June 30, 2000.

EXPENSES. Total general and administrative expenses increased 74.6% from $1,382,932 for the three-month period ended June 30, 2000 to $2,415,040 for the three-month period ended June 30, 2001. Included in the three-month period ended June 30, 2001 are $582,650 of non-cash compensation to shareholders, and, $183,440 of non-cash compensation to employees.

DEPRECIATION. Depreciation decreased 8.6% from $47,406 for the three-month period ended June 30, 2000 to $43,341 for the three-month period ended June 30, 2001.

OPERATING PROFIT (LOSS). Operating loss for the three-month period ending June 30, 2001 was (-$2,385,323) as compared to a loss of (-$1,449,066) for the three-month period ended June 30, 2000. An increase of 64.6%.

INTEREST EXPENSE. During the three-month period ended June 30, 2001 interest expense was $769,574, and $23,610 in the three-month period ended June 30, 2000. During the three-month period ended June 30, 2001 $723,228 of non-cash interest expense is included.

NET PROFIT (LOSS). Net loss for the three-month period ended June 30, 2001 was (-$3,154,447) as compared to a net loss of (-$1,470,879) during the three-month period ended June 30, 2000.


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

GROSS SALES. Gross Sales for the six-month period ending June 30, 2001 were $250,152 compared to $74,451 for the six-month period ending June 30, 2000. Gross Sales were written down by $30,065 for doubtful accounts during the six months ending June 30, 2001. No similar adjustment was made during the company's proof of concept three-month period ending June 30, 2000.

NET SALES. Sales, net of returns and allowances, for the six-month period ended June 30, 2001 was $220,087; a 196.8% increase from $74,162 during the six-month period ended June 30, 2000.

COST OF SALES. Cost of sales for the six-month period ending June 30, 2001 were $132,379, as compared to $169,242 during the six-month period ended June 30, 2000. This represents a decrease of 21.8%

GROSS PROFIT. Gross profit for the six-month period ending June 30, 2001 was $87,708 as compared to (-$95,080) for the six-month period ended June 30, 2000.

EXPENSES. Total general and administrative expenses increased 87.9% from $2,240,100 for the six-month period ended June 30, 2000 to $4,210,673 for the six-month period ended June 30, 2001. Included in the six-month period ended June 30, 2001 are $702,650 of non-cash compensation to shareholders, and, $183,440 of non-cash compensation to employees.

DEPRECIATION. Depreciation increased 73.7% from $74,178 for the six-month period ended June 30, 2000 to $128,826 for the six-month period ended June 30, 2001.

OPERATING PROFIT (LOSS). Operating loss for the six-month period ending June 30, 2001 was (-$4,210,673) as compared to a loss of (-$2,409,358) for the six-month period ended June 30, 2000. An increase of 75%.

INTEREST EXPENSE. During the six-month period ended June 30, 2001 interest expense was $1,741,272, and $23,686 in the six-month period ended June 30, 2000. During the six-month period ended June 30, 2001 $1,654,788 of non-cash interest expense is included.

NET PROFIT (LOSS). Net loss for the six-month period ended June 30, 2001 was (-$5,998,515) as compared to a net loss of (-$2,429,998) during the six-month period ended June 30, 2000.

INCOME TAX BENEFIT. The Company will recognize tax benefits as factors indicate that it is more likely than not that future tax benefits will be realized.

                              RESULTS OF OPERATIONS


                       JUNUM INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   Three Months Ended               Six Months Ended
                                                                         June 30,                       June 30,
                                                                   2001            2000            2001             2000
                                                               -------------   -------------   -------------   -------------
Net Sales                                                      $    112,378    $     67,433    $    220,087    $     74,162
Cost of sales                                                        39,320          86,161         132,379         169,242
                                                               -------------   -------------   -------------   -------------
                   GROSS PROFIT (LOSS)                               73,058         (18,728)         87,708         (95,080)


General & Administrative Expenses
  (Including $582,650 of non-cash compensation
  to shareholders for the quarter ended June 30, 2001,
  and $702,650 for the six months ended June 30, 2001;
  and $183,440 of non-cash compensation to employees,
    for the quarter and six months ended June 30, 2000)           2,396,846       1,382,932       4,210,673       2,240,100
Depreciation                                                         61,535          47,406         128,826          74,178
                                                               -------------   -------------   -------------   -------------
                   NET OPERATING LOSS                            (2,385,323)     (1,449,066)     (4,251,791)     (2,409,358)

Other Income (expenses)
   Net gain/(loss) on disposal of assets                                  0               0          (5,902)              0
   Interest income                                                      450           1,797             450           3,046
   Interest expense (Including $723,228 of non-cash
      interest expense for the quarter ended June 30, 2001,
      and $1,654,788 for the six months ended June 30, 2001)       (769,574)        (23,610)     (1,741,272)        (23,686)
                                                               -------------   -------------   -------------   -------------

                   NET LOSS BEFORE INCOME TAXES                  (3,154,447)     (1,470,879)     (5,998,515)     (2,429,998)

Income tax expense                                                        0               0               0               0
                                                               -------------   -------------   -------------   -------------

                                                                 (3,154,447)     (1,470,879)     (5,998,515)     (2,429,998)
                                                               -------------   -------------   -------------   -------------

                   NET LOSS                                      (3,154,447)     (1,470,879)     (5,998,515)     (2,429,998)
                                                               =============   =============   =============   =============

Basic and diluted net loss per weighted average share                  (.18)           (.11)           (.37)           (.20)
                                                               =============   =============   =============   =============

Weighted average number of common shares used to compute
   net loss per weighted average share                           17,144,203      13,908,000      16,255,002      12,441,447
                                                               =============   =============   =============   =============


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

During April 2001, the Company raised $25,000 at a price of $1.65 per common share. Exemption is Regulation d 506 and 4(2). The placement agent received 10% cash commission, 3% non-accountable cash expenses, and 10% warrants. The Purchaser was an Accredited investor. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

During April 2001, the Company raised $50,000 at a price of $1.65 per common share. Exemption is Regulation S and 4(2). The placement agent received 10% cash commission, 3% non-accountable cash expenses, and 10% warrants. The Purchaser was an Accredited investor. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

During April 2001, 696,000 shares of common stock of Junum.com were exchanged for 696,000 shares of common stock of the Company.

In November 2000, the Company entered into an agreement to sell 1,000,000 shares of common stock at $.60 per share to General Commerce Bank in return for $600,000 payable over twelve months as a regulation S exemption. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended. As of May 15, 2001, the Company had received only $40,000 and declared General Commerce Bank in default, canceling the remaining 931,822 subscribed shares.

During May 2001, the Company granted to employees and their designees
26,000 shares of common stock at a price of $.01 per share. Management estimated that the fair value of each share was $7.05 per share at the date of the grants. Non-cash compensation expense of $183,180 was recognized during the period ended June 30, 2001. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

During May 2001, 60,000 shares of common stock of Junum.com were exchanged for 60,000 shares of common stock of the Company.

During May 2001, 164 series "A" preferred shares previously issued to executives under a non-qualified stock option plan were converted to common shares. Non-cash compensation expense of $2,715,420 was recognized in connection with this transaction.

During June 2001, the Company granted to Hornblower and Weeks warrants to purchase 50,000 shares of common stock at a price of $.01 per share. Under the terms of the grant the warrants were immediately exercisable and Hornblower and Weeks exercised all the applicable warrants. Management estimated that the fair value of such warrants was $7.75 per warrant at the date of the grants. Non-cash compensation expense of $387,500 was recognized during the period ended June 30, 2001. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

During June 2001, the Company raised $70,000 at a price of $1.65 per common share. The placement agent received 10% cash commission, 3% non-accountable cash expenses, and 10% warrants. The Purchaser was an Accredited investor. The sale was exempt from registration under Regulation S and Section 4(2)of the Securities Act of 1933 as amended.

Beginning in June 2001, the Company began raising capital at the price of $3.50 per common share. The placement agent received 10% cash commission, 3% non-accountable cash expenses, and warrants. All of the Purchaser(s) were Accredited investor(s). Attached to each share are two warrants exercisable at strike prices of $5.50 and $7.50 per share; each with a two year exercise period. The sale was exempt from registration under Regulation S and Section 4(2)of the Securities Act of 1933 as amended.

During late June 2001, 210,000 shares were issued with proceeds of $735,000. Management recognized a non-cash beneficial conversion expense of $195,100 based upon the average high/low market price of the common shares in excess of the strike price at the date of issuance.

In June 2001, the Company entered into a new agreement to sell 708,333 shares of common stock at $.60 per share to General Commerce Bank in return for $425,000.00 payable over 3 months as a regulation S exemption. The Company has delivered 205,000 shares of common stock as of June 30, 2001 and another 405,000 for the period July 1 - August 8, 2001 (the latest practicable date). The sale was exempt from registration under Regulation S and Section 4(2) of the Securities Act of 1933 as amended.

During June 2001, 80,000 shares of common stock of Junum.com were exchanged for 80,000 shares of common stock of the Company.

During June 2001, the Company completed the acquisition of the operating system and associated software for a credit card balance transfer process. The Company issued 40 shares of Series C non-voting convertible preferred stock for a purchase price of $473,600 pursuant to an asset purchase agreement. The holder of the Series C non-voting convertible preferred stock is entitled to convert each share of preferred stock, plus any accrued but unpaid dividends, into 1,000 shares of common stock with the prior written consent of the Company or on or after December 31, 2002. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.


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

              Financial Data Schedule

     (2)      Reports on Form 8-K:

              The Company filed the following reports on Form 8-K which are incorporated by reference:

              January 16, 2001 Form 8-K January 26, 2001 Form 8-K/A February 14, 2001 Form 8-K March 9, 2001 Form 8-K

                                   Signatures
                                   ----------

         Pursuant to the requirements of the Securities Act of 1933, as amended, the Registrant certifies that it has reasonable ground to believe that it meets all of the requirements for filing on Form 10-Q and has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Costa Mesa, State of California, on August 15, 2001.

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

         Pursuant to the requirements of the Securities Act of 1933, this registration statement has been sign by the following persons in the capacities and on the date indicated:

        Name                          Title                           Date
        ----                          -----                           ----

/s/ DAVID B. COULTER            Chairman of the Board and        August 15, 2001
-----------------------------   Chief Executive Officer
    David B. Coulter


/s/ ANDREEA PORCELLI            Director                         August 15, 2001
----------------------------
    Andreea Porcelli


/s/ JOHN LASKEY                 Director                         August 15, 2001
----------------------------
    John Laskey


/s/ CRAIG HEWITT                Chief Financial Officer          August 15, 2001
----------------------------
    Craig Hewitt


/s/ STEVEN W. KECK              Controller                       August 15, 2001
----------------------------
    Steven Keck


/s/ STEVEN ROP                  Director                         August 15, 2001
----------------------------
    Steven Rop


/s/ DANIEL MARTI                Director                         August 15, 2001
----------------------------
    Daniel Marti