Form 10QSB
period 2001-09-30
JUNUM INC
filed 2001-11-19
CIK 897545

===========================================================================

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

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

                                -----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     As of November 19, 2001 there were 39,342,748 shares of Common Stock outstanding.

================================================================================

                               JUNUM INCORPORATED
                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       JUNUM INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            (Unaudited)
                                                                           September 30,         December 31,
                                                                               2001                  2000
                                                                        -----------------      ----------------
       ASSETS
CURRENT ASSETS
   Cash in bank                                                         $         105,194      $         38,428
   Accounts receivable - trade (net of $5,185 allowance
     for doubtful accounts, $79,347 at 12/31/00)                                    4,978                30,848
   Other accounts receivable                                                       53,380                25,000
   Stock subscription receivable                                                  167,907               240,000
   Accounts receivable - employees                                                 25,681                21,384
   Prepaid expenses                                                                39,053                29,053
                                                                        -----------------      ----------------
                                               TOTAL CURRENT ASSETS               396,193               384,713

PROPERTY, PLANT & EQUIPMENT                                                       902,021             1,079,774

OTHER ASSETS
   Patents                                                                        176,947               130,821
   Deposits                                                                        54,270                85,047
   Info Base Software                                                             473,600                     0
   Credit card portfolio                                                        5,820,000             5,820,000
   Other                                                                            4,000                 4,000
                                                                        -----------------      ----------------
                                                                                6,528,817             6,039,868
                                                                        -----------------      ----------------

                                                                        $       7,827,031      $      7,504,355
                                                                        =================      ================

     LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                     $       1,045,914      $      1,106,560
   Preferred dividends payable - Series "B"                                        90,000                     0
   Payable - shareholders                                                          59,600               168,079
   Accrued expenses                                                               866,490               711,937
   Capitalized leases                                                              41,629                50,103
   Loans payable                                                                1,252,611             1,011,667
                                                                        -----------------      ----------------
                                          TOTAL CURRENT LIABILITIES             3,356,244             3,048,346

STOCKHOLDERS' EQUITY
   Preferred stock, issuable in series, $1,000 par value,
     10,000,000 authorized shares
       Series A convertible voting preferred stock,
         $1,000 par value, 25,000 shares authorized;
           1,349 issued and outstanding                                         1,349,000             1,346,000
       Series B convertible non-voting preferred stock,
         $1,000 par value, 25,000 shares authorized;
           750 issued and outstanding                                             750,000               750,000
       Series C convertible non-voting preferred stock,
         $1,000 par value, 25,000 shares authorized;
           5,140 issued and outstanding                                         5,140,000             5,100,000
   Common stock, $0.01 par value, 100,000,000 authorized shares;
     17,998,689 issued and outstanding (13,309,559 at 12/31/00)                   197,365               133,095
   Common stock committed, 3,592,000 shares (7,001,334 at
     12/31/00)                                                                     39,520                70,013
   Additional paid in capital                                                  15,668,930             7,374,887
   Subscriptions receivable                                                    (1,800,000)           (2,360,000)
   Unearned compensation                                                       (1,669,613)                    0
   Accumulated deficit                                                        (15,204,415)           (7,957,986)
                                                                        -----------------      ----------------
                                         TOTAL STOCKHOLDERS' EQUITY             4,470,787             4,456,009
                                                                        -----------------      ----------------

                                                                        $       7,827,031      $      7,504,355
                                                                        =================      ================

                       JUNUM INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three and Nine Months Ended September 30, 2001



                                                                          Three            Nine
                                                                          Months          Months
                                                                           2001            2001
                                                                       -------------  -------------
Net Sales                                                              $      73,864  $     293,951
Cost of sales                                                                  6,899        139,278
                                                                       -------------  -------------
                                                  GROSS PROFIT (LOSS)         66,965        154,673

General & Administrative Expenses (Including $0 of non-cash
   compensation to shareholders for the quarter ended
   September 30, 2001, and $702,650 for the nine months
   ended September 30, 2001; and $183,440 of non-cash compensation to employees, for the nine months ended
   September 30, 2000)                                                     1,249,727      5,460,400
Depreciation                                                                  63,669        192,495
                                                                       -------------  -------------
                                                   NET OPERATING LOSS     (1,246,431)    (5,498,222)

Other Income (expenses)
   Net gain/(loss) on disposal of assets                                           0         (5,902)
   Interest income                                                                 0            450
   Interest expense (Including $0 of non-cash interest
     expense for the quarter ended September 30, 2001, and
     $1,654,788 for the nine months ended September 30, 2001)                 (1,483)    (1,742,755)
                                                                       -------------- --------------

                                         NET LOSS BEFORE INCOME TAXES     (1,247,914)    (7,246,429)

Income tax expense                                                                 0              0
                                                                       -------------  -------------

                                                             NET LOSS     (1,247,914)    (7,246,429)
                                                                       -------------- ==============

Basic and diluted net loss per weighted average share                           (.07)          (.40)
                                                                       =============  =============

Weighted average number of common shares used to compute
   net loss per weighted average share                                    18,385,976     17,941,375
                                                                       =============  =============


                       JUNUM INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three and Nine Months Ended September 30, 2001





                                                                          Three            Nine
                                                                          Months          Months
                                                                           2001            2001
                                                                       -------------  -------------
OPERATING ACTIVITIES
   Net loss                                                            $  (1,247,914) $  (7,246,429)
   Adjustments to reconcile net income to cash provided by
     operating activities;
       Depreciation                                                           63,669        192,495
       Stock issued for expenses                                             973,970      3,876,092
       Net book value of assets disposed of                                        0          7,402
   Changes in assets and liabilities:
       Accounts receivable                                                    39,597         65,286
       Prepaid expenses                                                            0        (10,000)
       Accrued expenses                                                     (424,315)       136,074
       Deposits                                                               (5,000)        30,777
       Accounts payable                                                       56,151        (60,646)
                                                                       -------------  -------------

                                             NET CASH PROVIDED (USED)
                                              BY OPERATING ACTIVITIES       (543,842)    (3,008,949)

INVESTING ACTIVITIES
   Purchase of equipment                                                           0       (100,554)
   Costs of registering patents                                               (3,392)       (46,126)
   Purchase of software                                                     (473,600)      (473,600)
                                                                       -------------  -------------

                              NET CASH (USED) BY INVESTING ACTIVITIES       (476,992)      (620,280)

FINANCING ACTIVITIES
   Loans                                                                     269,465      1,229,665
   Loan payments                                                             (28,521)      (890,476)
   Capitalized lease payments                                                 (3,521)        (8,474)
   Sale of stock                                                             396,780      3,365,280
                                                                       -------------  -------------

                                          NET CASH PROVIDED (USED) BY
                                                 FINANCING ACTIVITIES        634,203      3,695,995
                                                                       -------------  -------------

                                      INCREASE (DECREASE) IN CASH AND
                                                     CASH EQUIVALENTS       (386,631)        66,766

Cash and cash equivalents at beginning of period                             491,825         38,428
                                                                       -------------  -------------

                                         CASH AND CASH EQUIVALENTS AT
                                                        END OF PERIOD  $     105,194  $     105,194
                                                                       =============  =============

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION

Cash paid for:
   Interest                                                            $       1,491  $      87,967
   Taxes                                                                           0              0

NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended September 30, 2001, the Company issued 40 shares of series "C" Preferred stock to acquire the operating system and associated software for a credit card balance transfer process.

                       JUNUM INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 1:  BASIS OF REPORTING

     The accompanying financial statements have been prepared in accordance with SEC regulations for interim financial Information. Accordingly, they do not include all of information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Form 10KSB for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, its 98%-owned subsidiary, Junum .com, Inc., and its wholly owned subsidiaries Voleran, Inc., NextTech, Inc., Junum Intellectual Property, Inc., Junum Financial Services, Inc. and Junum Europe, Ltd. All significant intercompany balances have been eliminated in consolidation.

NOTE 2:  GOING CONCERN CONSIDERATIONS/SUBSEQUENT EVENTS

     The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At September 30, 2001, the Company had a deficit in working capital of $2,960,051 made up of $396,193 in current assets offset by $3,356,244 in current liabilities. Included in current liabilities are a number of past due trade accounts payable, unpaid payroll taxes and notes and capital leases on which the Company is in default. In addition, the Company experienced a loss from operations for the three months ended September 30, 2001 of $1,246,431 and had an accumulated deficit of $15,204,415 at that date.

     Junum, Inc. is emerging from a development stage. During the quarter ended September 30, 2001, the Company continued to sharply reduce operating expenses and implemented other measures to conserve working capital. On November 7, 2001, the Company and its major shareholder, David B. Coulter, entered into a series of agreements with GCH Capital, Ltd. ("GCH") and a group of investors under the terms of which GCH will provide up to $600,000 to the Company in the form of senior secured debt with conversion rights and a 10% interest rate. Management believes that this loan will enable the Company to attain the point where it is generating positive cash flow from operations and that it will provide the Company with the time and leverage required to renegotiate the terms of its outstanding liabilities. In addition, the Company signed an agreement on November 1, 2001 with A.J. Marketing Group, Inc. ("AJM") whereby AJM will provide co-branded marketing services for the Company's products. AJM has previously been extremely successful in generating significant revenue growth for other organizations, notably HerbaLife, Inc. spelling). Management is hopeful that AJM will contribute to immediate and meaningful improvement in sales of Junum memberships. Management believes that access to the funding from GCH required to meet short term capital needs, in combination with expanded marketing efforts such as its alliance with AJM, as well as plans for future equity financings, will enable the Company to continue as a going concern.

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

     The following discussion of the Company's financial condition and results of operations should be read in connection with the Company's consolidated financial statements and notes thereto appearing elsewhere herein. Factors that could cause or contribute to differences from the consolidated financial statements include, but are not limited to, risks and uncertainties related to the need for additional funds, the rapid growth of the operations and the ability of the Company to operate profitably after the initial growth period is completed.

OVERVIEW

     JUNUM Incorporated is a financial technology company engaged in Credit Management, Debt Exchange and Financial Services. Credit Management works toward improving members' Credit Rating and protecting their Credit Identity through the removal of inaccurate, outdated and unverifiable information from their credit reports. This membership service is for individuals, small business and corporations with recurring monthly charges. Debt Exchange offers consumers and small businesses who may have become delinquent on a debt the opportunity to regain their credit standing. Financial Services uses the Company's Analysis Engine to match its members' credit status with loans, leases and other credit offers from the Company's lending partners. The Company has filed eight applications for patents surrounding its three main business components. However, there can be no assurance that the United States Patent & Trademark Office will allow such patents or that, if allowed, the patents will result in any meaningful competitive advantage.

Development Stage Company

     Management expects that the Company will emerge from a development stage during the quarter ended December 31, 2001. Prior to that period, Junum's efforts have been focused primarily on the development of its technologies and proof of concept through test marketing. Through various proof of concept sales and marketing cycles, the Company was able to capture the necessary marketing, projection and analysis data components to determine the size and scope of the potential Junum marketplace. The data captured verified management's beliefs as to the validity of the marketplace and its product offering. The proof of concept sales cycles were designed specifically for discovery of the best extrapolation of sales and marketing targets, tactics, geographic(s), payment methods and other membership services. The Company's customer base consists of primarily month-to-month memberships. The Company began recognizing revenue during the second half of the calendar year 2000, while increasing its customer base during the proof of concept marketing cycles in the second and third quarters of 2000.

History

     JUNUM Incorporated is the surviving public entity resulting from the stock exchange transaction between Eurbid.Com, Inc. and junum.com Inc.

     junum.com Inc., a private company, was incorporated as a Nevada Corporation on October 25, 1999, as a membership based credit management and financial services company.

     On November 15, 2000, EURBID.COM, INC. (the "Company") acquired approximately 80.05% of the issued and outstanding capital stock of junum.com Inc. pursuant to a Stock Exchange Agreement, dated November 15, 2000, by and between the Company, David B. Coulter and certain shareholders of junum.com Inc. Eurbid's name was then changed to JUNUM Incorporated. This business combination has been accounted for as an acquisition; and, as such, the financial condition, results of operations and cash flows for the period October 21, 1999, through June 30, 2000, and July 1, 2000, through November 15, 2000 are those of only junum.com Inc. The consolidated financial condition, results of operations and cash flows of the Company are presented from November 15, 2000 through September 30, 2001.

                              RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2001(UNAUDITED), COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001(UNAUDITED):

NET SALES. Net sales for the three-month period ending September 30, 2001 were $73,864. By comparison, net sales for the quarter ended June 30, 2001 were $112,378. The company's sales during both the three-month periods ended September 30, 2001 and June 30, 2001 are primarily from new accounts derived from Internet traffic. The decline in revenues from second quarter to third quarter reflects a reduction in the rate of new member sign-ups combined with the typical activity cycle for a Junum member. Initially, revenues from a new member are high as a result of the initiation fee and the charges for numerous "service units" or deletions of erroneous information from the member's credit reports. Once the member completes the initial process of correcting credit information, service unit activity declines and the resulting revenue from the member slows as the credit management process becomes one of monitoring and maintenance rather than correction. The rate of adding new memberships in third quarter was partly affected by a normal slow-down during the summer vacation months. Additionally, a reduction in Junum's membership support staff, necessitated by capital constraints, cut the number of chargeable service units that the company was able to process during the quarter ended September 30, 2001.


COST OF SALES. Cost of sales for the three-month period ended September 30, 2001 was $6,899 compared to $39,320 during the three-month period ended June 30, 2001. This represents a decrease of 82.45%

GROSS PROFIT. Gross profit for the period ended September 30, 2001 was $66,965 compared to $73,058 for the period ended June 30, 2001. The decrease is explained by a decline in revenues from quarter to quarter partially offset by a reduction in cost of sales.

EXPENSES. Total general and administrative expenses decreased 47.94% from $2,396,846 for the three-month period ended June 30, 2001 to $1,247,727 for the three-month period ended September 30, 2001. A sharp reduction in staffing, achieved through layoffs and attrition, explains a portion of the quarter-to-quarter reduction in G & A costs. The company also released approximately 30% of the office space it held under lease. Additionally, the Company recorded approximately $1.5 million in non-recurring professional and consulting fees during the quarter ended June 30, 2001.

DEPRECIATION. Depreciation remained flat from $61,535 for the quarter ended June 30, 2001 to $63,669 for the quarter ended September 30, 2001, due to a low level of capital investment during third quarter.

OPERATING PROFIT (LOSS). Operating loss for the three-month period ended September 30, 2001 was (-$1,246,431) compared to a loss of (-$4,210,673) for the prior quarter. Significant reduction in general and administrative expenses, including staffing, professional and consulting fees, explains the 70.4% improvement from quarter to quarter.

INTEREST EXPENSE. During the three-month period ended September 30, 2001 interest expense was $1,483 compared to $769,574 for the quarter ended June 30, 2001. The second quarter figure includes non-cash interest expense of $1,654,788 from stock issuance.

NET PROFIT (LOSS). Net loss for the quarter ended September 30, 2001 was (-$1,247,914) as compared to a net loss of (-$3,154,447) during the quarter ended June 30, 2001.

INCOME TAX BENEFIT. The Company will recognize tax benefits as factors indicate that it is more likely than not that future tax benefits will be realized.

LIQUIDITY AND CAPITAL RESOURCES
Our projections of future cash needs and cash flows are subject to substantial uncertainty. Current cash and cash equivalents and cash that may be generated from operations will not be sufficient to meet our anticipated cash needs for the next 12 months. Accordingly, we are dependant on raising additional financing in order to continue operations. We will seek to sell additional equity or debt securities in order to fund our cash needs. The sale of additional equity or equity-related securities would result in additional dilution to our stockholders. In addition, we will from time to time consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

INFLATION
The Company believes that inflation has not had a material impact on its results of operations for the three months ended September 30, 2001 not for the three months ended June 30, 2001.

                        JUNUM INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Three months ended             Three months ended
                                                                September 30, 2001               June 30, 2001
                                                                     Unaudited                      Unaudited
                                                               -------------------            --------------------

Net sales (Please see Management's Discussion and Analysis)    $            73,864            $            112,378
Cost of sales                                                                6,899                          39,320
                                                               -------------------            --------------------
                                                  GROSS PROFIT              66,965                          73,058

General & Administrative Expenses (Including
  $0 of non-cash compensation to shareholders
  during the period ended September 30, 2001
  and $582,650 of non-cash compensation to
  shareholders for the quarter ended June
  30, 2001and $183, 440 of non-cash compensation
  to employees for the quarter ended June 30, 2001.)                     1,249,727                       2,393,846
Depreciation                                                                63,669                          61,535
                                                               -------------------            --------------------

                                            NET OPERATING LOSS          (1,246,431)                     (2,385,323)

Other Income (expenses)

   Net gain/loss on disposal of assets                                           0                             450
   Interest income                                                               0                               0
   Interest expense (Including $0 of non-cash interest
     expense for the quarter ended September 30, 2001
     and $723,228 of non-cash interest expense during
     the quarter ended June 30, 2001.)                                      (1,483)                       (769,574)
                                                               -------------------            --------------------

                                NET (LOSS) BEFORE INCOME TAXES          (1,247,914)                     (3,154,203)

Income tax expense                                                               0                               0
                                                               -------------------            --------------------
                                                                        (1,247,914)                     (3,154,203)
                                                               -------------------            --------------------

                                                     NET LOSS           (1,247,914)                     (3,154,203)
                                                               -------------------            --------------------

Basic and diluted net (loss) per weighted average share                       (.07)                          (0.08)
                                                               ===================            ====================

Weighted average number of common shares used to
   compute net income per weighted average share                        18,385,976                      11,910,000
                                                               ===================            ====================


GOING CONCERN. The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At September 30, 2001, the

Company had a deficit in working capital of $2,960,051, a loss from operations for the nine months ended September 30, 2001 of $1,246,431 and an accumulated deficit of $15,204,415.

NEED FOR ADDITIONAL FINANCING. The Company may require substantial additional financing to complete the capitalization of its business plan. The additional financing will be used primarily for payment of past due liabilities and for expansion of marketing programs. The Company can give no assurance that it will successfully negotiate or obtain additional financing, or that it will obtain financing on terms favorable or acceptable to it. The Company's ability to obtain additional capital depends on market conditions, the global economy and other factors outside its control. If the Company does not obtain adequate financing or such financing is not available on acceptable terms, the Company's ability to satisfy its liabilities, finance its expansion, develop or enhance products and services or respond to competitive pressures would be significantly limited. The Company's failure to secure necessary financing could have a material adverse effect on its business, prospects, financial condition and results of operations.


                           PART II--OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Please see the Company's form 10-K filed April 17, 2001 for the calendar year ended December 31, 2001 for disclosure of legal proceedings not included below.

On June 7, 2001 a complaint was filed against Junum, Inc., et al by J. Alexander Securities, Inc. for alleged Negligence, Intentional Interference with Contract, Intentional Interference with Prospective Economic Advantage, Recovery of Property, Declaratory Relief, Negligent Misrepresentation, Fraud and Deceit. The Plaintiff is seeking an estimated $270,000 in damages and attorneys fees. The Company believes that the Plaintiff's case against Junum is entirely without merit and is vigorously defending against this claim. Management has booked a reserve in the financial statements of the Company that it believes is sufficient to cover expected legal costs in defending against this action.

The Company is subject to other routine litigation incidental to its business. None of these claims, when considered individually, is expected to have a material impact on the Company's assets, operations or financial condition. Most of this litigation relates to unpaid liabilities, all of which are reflected on the balance sheet of the Company.


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

In November 2000, the Company entered into an agreement to sell 1,000,000 shares of common stock at $0.60 per share to General Commerce Bank in return for $600,000 payable over twelve months as a regulation S exemption. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended. As of May 15, 2001, the Company had received only $40,000 and declared General Commerce Bank in default. Pending resolution of the default issue, the Company put a hold on the remaining 931,822 subscribed shares. In July, the Company and General Commerce Bank reached an agreement whereby General Commerce Bank agreed to purchase the remainder of the shares over a period of six months.

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

During June 2001, the Company granted to Hornblower and Weeks warrants to purchase 50,000 shares of common stock at a price of $.01 per share. Under the terms of the grant, the warrants were immediately exercisable and Hornblower and Weeks exercised all the applicable warrants. Management estimated that the fair value of such warrants was $7.75 per warrant at the date of the grants. Non-cash compensation expense of $387,500 was recognized during the period ended June 30, 2001. The sale was exempt from registration under Section 4(2) of the Securities Act as amended.

During June 2001, the Company raised $70,000 at a price of $1.65 per common share. The placement agent received 10% cash commission, 3% non-accountable cash expenses, and 10% warrants. The Purchaser was an Accredited Investor. The sale was exempt from registration under Regulation S and Section 4(2) of the Securities Act of 1933 as amended.

Beginning in June 2001, the Company began raising capital at the price of $3.50 per common share. The Placement agent received 10% cash commission, 3% non-accountable cash expenses and warrants. All of the Purchaser(s) were Accredited Investors(s). Attached to each share are two warrants exercisable at strike prices of $5.50 and $7.50 per share; each with a two year exercise period. The sale was exempt from registration under Regulation S and Section 4(2) of the Securities Act of 1933 as amended.

During late June 2001, 210,000 shares were issued with proceeds of $735,000. Management recognized a non-cash beneficial conversion expense of $195,100 based upon the average high/low market price of the common shares in excess of the strike price at the date of issuance.

In June 2001, the Company entered into a new agreement to sell 708,333 shares of common stock at $0.60 per share to General Commerce Bank in return for $425,000 payable over three months as a regulation S exemption. The Company has delivered 205,000 shares of common stock as of June 30, 2001 and another 405,000 for the period July 1-August 8, 2001 (the latest practicable date). The sale was exempt from registration under Regulation S and Section 4(2) of the Securities Act of 1933 as amended.

During June 2001, 80,000 shares of common stock of Junum.com were exchanged for 80,000 shares of common stock of the Company.

During June 2001, the Company completed the acquisition of the operating system and associated software for a credit card balance transfer process. The Company issued 40 shares of series "C" non-voting convertible preferred stock for a purchase price of $473,600 pursuant to an asset purchase agreement. The holder of the series "C" non-voting convertible preferred stock is entitled to convert each share of preferred stock, plus any accrued but unpaid dividends, into 1,000 shares of common stock with the prior written consent of the Company or on or after December 31, 2002. The sale was exempt from registration under Section 4(2) of the Securities Act of 1933 as amended.

During the months of August, September, October and November 2001, the Company issued shares of common stock to various providers of legal and consulting services in exchange for services performed. During the quarter ended September 30, 2001, the Company issued 372,000 shares under this type of arrangement. Management estimates that $973,970 worth of services at fair market value were received by the Company and has booked a corresponding non- cash expense in this amount for the period ended September 30,2001. From September 30, 2001 until November 19, 2001 the Company issued an additional 373,000 shares for an estimated $373,018 in fair market value of services rendered and has booked this amount as non-cash compensation expense. The transactions were exempt from registration under Section S-8 and Section 4(2)of the Securities Act of 1933 as amended.

During July 2001, the Company issued 726,822 shares of common stock to General Commerce Bank pursuant to reinstatement of the original agreement of November 2000, as referred to above.

During July 2001, the Company issued 18,118 shares to Glenn Kilroy in exchange for conversion of an 11% debenture in the amount of $25,000 maturing on September 29, 2001. The Purchaser is an Accredited Investor. This sale is exempt under Section 4(2) and Section D 506 of the Securities Act of 1933.

During July 2001, the Company sold 70,000 shares at $1.00 per share to Accredited Investors. The sale is exempt under Section 4(2) and Regulation D 506 of the Securities Act of 1933 as amended.

During July 2001, the Company sold an additional 60,606 shares to Banca Popolare in addition to the 15,000 shares converted under the late June entry above. This transaction was exempt under Regulation S of the Securities Act of 1933 as amended.

During October 2001, the Company issued an additional 178,000 shares to Pacific Federal, S.A. under the terms of its reinstated agreement of the November 2000 with General Commerce Bank (now Pacific Federal?)

During October 2001, the Company issued 35,000 shares of common stock to a former employee in settlement of an employment claim. The Company has booked a non-cash compensation expense in the in connection with this settlement.

During November 2001, David B. Coulter converted all 1,349 of his series "A" convertible preferred shares into 18,640,000 shares of common stock. Of the common shares issued to Mr. Coulter, 7,100,000 were sold in a series of private transactions to various investors in the Company. These transactions were exempt under Section 4(2) of the Securities Act of 1933 as amended.

The Company incorporates by reference all equity transactions previously disclosed in its form 10-K filed April 17, 2001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is currently in default on various 11% convertible debentures representing an unsecured liability of $350,000 plus accrued interest. Management is currently in the process of negotiating with the holders of these debt securities to restructure the terms of repayment.

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

              Financial Data Schedule

     (2)      Reports on Form 8-K:

     The Company filed the following reports on Form 8-K which are incorporated by reference:

          January 16, 2001 Form 8-K January 26, 2001 Form 8-K/A February 14, 2001 Form 8-K March 9, 2001 Form 8-K


                                   Signatures
                                   ----------

     Pursuant to the requirements of the Securities Act of 1933, as amended, the Registrant certifies that it has reasonable ground to believe that it meets all of the requirements for filing on Form 10-Q and has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Costa Mesa, State of California, on November 19, 2001.

                                 JUNUM INCORPORATED

                                 By: /s/ DAVID B. COULTER
                                     -------------------------------
                                     David B. Coulter
                                     Chairman of the Board and Chief
                                     Executive Officer


                                     /s/ KATHERINE GREENBERG
                                     ----------------------------
                                     Katherine Greenberg
                                     Chief Financial Officer, Secretary