Form 10KSB
period 2001-12-31
JUNUM INC
filed 2002-04-16
CIK 897545

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO ___________

                         COMMISSION FILE NUMBER: 0-21566
                         -------------------------------

                               JUNUM INCORPORATED
                               ------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           DELAWARE                                      84-1219819
           --------                                      ----------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

               1590 CORPORATE DRIVE, COSTA MESA, CALIFORNIA 92624
               --------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

ISSUER'S TELEPHONE NUMBER:  (712) 979-5063

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

       TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------         -----------------------------------------
               N/A                                   N/A

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                          COMMON STOCK, PAR VALUE $.01

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $416,656

         The aggregate market value of voting and non-voting stock held by non-affiliates as of April 12, 2002.

                  Common stock, $.01 par value:  $6,537,099

         The number of shares of the registrant's common stock outstanding as of December 31, 2001: 42,771,068 shares.

         Documents incorporated by reference:  None

         Transitional Small Business Disclosure Format:
                                 Yes [ ] No [X]

                               JUNUM INCORPORATED

                       INDEX TO FORM 10-KSB ANNUAL REPORT

                                     Part I
                                     ------

                                                                            Page

Item 1.   Description of Business............................................. 3

Item 2.   Description of Property.............................................13

Item 3.   Legal Proceedings...................................................13

Item 4.   Submission of Matters to a Vote of Security Holders.................14

                                     Part II
                                     -------

Item 5.   Market for Common Equity and Related Stockholder Matters............14

Item 6.   Management's Discussion and Analysis or Plan of Operations..........17

Item 7.   Financial Statements................................................25

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................25

                                    Part III
                                    --------

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act...................26

Item 10.  Executive Compensation..............................................26

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters.....................................27

Item 12.  Certain Relationships and Related Transactions......................30

Item 13.  Exhibits and Reports on Form 8-K....................................30

Signatures....................................................................33

Exhibit Index.................................................................30

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

The Business
------------

         Junum Incorporated (hereinafter referred to as the "Company") is a technology-based financial services company specializing in providing credit management and related services to consumers and small businesses. The Company is currently engaged in the business of assisting its members in evaluating and improving the accuracy of their credit reports. The Company is also in the process of developing new product offerings for its members in the areas of debt exchange and facilitating credit access through a credit-matching program.

Background
----------

Eurbid.Com History

         In February 1999, Eurbid.com, Inc., primarily due to the lack of adequate capital to develop its technologies, discontinued its primary business of mining. Since ceasing its efforts in the precious minerals industry, Eurbid.com, Inc. focused its attention on Internet-related businesses. By November 2000, Eurbid.com, Inc. had no operations. In November 2000, Eurbid.com, Inc. changed its name to Junum Incorporated and acquired approximately 81% of Junum.com, Inc. in a tax free stock for stock exchange under section 368 of the Internal Revenue Code pursuant to which the former shareholders of Junum, Inc. acquired substantially all of the capital stock of Eurbid.com, Inc. This transaction was accounted for as a pooling of interest reverse acquisition.

Junum.com History

         Junum.com was formed on October 25, 1999. On that date Junum.com acquired certain assets of NCCN, a company with a nine-year operating history in the credit management field. The Company developed its core technology from October 1999 through April 2000. In April 2000, the Company launched its Credit Management product and began a proof-of-concept telemarketing program at its Las Vegas, Nevada location. Although this test marketing program was successful in generating new members, it did not attain profitability. The Company was forced to close its Las Vegas facility in September 2000 and discontinue the telemarketing program due to lack of capital and adequate payment processing. At that time and as planned, the Company transitioned to an Internet marketing strategy, resulting in lower member acquisition costs although slower membership growth. In late 2001, the Company supplemented its Internet marketing strategy with network, or multi-level, marketing through several independent sales affiliates. This approach is modeled after the traditional word-of-mouth concept so successfully exploited by companies such as Avon and Herbalife. The Company also expanded its Internet-based marketing efforts and revised its membership pricing structure in late third quarter of 2001.

Corporate Structure
-------------------

         The Company is a Delaware corporation. The Company owns approximately 94% of Junum.com, Inc., a Nevada corporation, its principal operating company. At December 31, 2001, The Company had six additional subsidiaries, all Nevada corporations: NextTech, Inc., Voleran, Inc., Junum Intellectual
 Property, Inc., Junum Financial Services, Inc., Junum Company, Inc. and
Junum Europe, Ltd. All of these subsidiaries were inactive although several held some assets.

Executive Offices and Employees
-------------------------------

         The address of the company's corporate offices and sole operating location is 1590 Corporate Drive, Costa Mesa, California 92626. The Company employs 20 full-time employees at this location.

Business Overview
-----------------

         A consumer's credit report can be thought of as his or her financial fingerprint. Lenders use credit reports and credit scores (proprietary algorithms used by the credit bureaus to evaluate information contained on credit reports) as the basis for rating loans, credit cards, mortgages and leases. Insurance companies now use credit reports as a factor in determining premium levels and employers are more frequently reviewing credit reports as part of the hiring process. Many banks make credit decisions based solely on the borrower's credit score. Such widespread reliance on credit reports in making decisions that significantly impact an individual's life inspired Congress to significantly amend the Federal Fair Credit Reporting Act in 1996 (the "FCRA"). In contemplating passage of this amended law, Congress found that "the banking system is dependent upon fair and accurate credit reporting" and that "there is a need to ensure that consumer credit reporting agencies exercise their grave responsibilities with fairness, impartiality, and a respect for the consumer's right to privacy."

         The Company's primary focus with its Credit Profile Management membership is to address this need for fair and accurate credit reporting. This service offers its members information regarding their current credit status as well as an opportunity to improve the accuracy of information appearing on their credit reports. Although the FCRA gave credit consumers the right to dispute the information on their credit reports, the process is complex, time consuming and frustrating to the uninitiated. Credit reporting agencies, overwhelmed with requests to verify information, may lose or fail to respond timely to a consumer's requests. The legal nuances of what may or may not be disputed on a credit report, how to file a dispute with a credit reporting agency and the arcane calculations the credit bureaus use to determine credit scores, are beyond the patience, if not the ability, of many people to absorb.

         The two new products that the Company plans to introduce expand on the need for accurate credit to focus on the need for good credit. The credit card, provided to members through the Debt Exchange Program, will give members the opportunity to establish a positive credit record through debt repayment and establishment of an on-time monthly payment history. The third component of its membership offering, Credit Match, will assist the member in obtaining information regarding potential sources of credit for which he or she is likely to be qualified.

Products and Services
---------------------

Credit Profile Management

         The Credit Profile Management program of the Company works toward improving the credit ratings of members and protecting their credit identities through the removal of inaccurate, outdated and unverifiable information from their credit reports. This membership service is for individuals, small businesses and corporations with reoccurring monthly charges. The Credit Profile Management process analyzes a member's credit information from reports obtained from the credit bureaus. The Company assists members in identifying items on their reports that may be inaccurate or otherwise invalid and facilitates their verification or removal. The Company also assists members by providing notification of credit inquiries and other activities that could signal credit or identity fraud. In addition, the Company provides on-line credit education in the form of topical articles and information on various credit-related subjects. Examples or articles, instructional materials and self-help tools provided on-line to members include Ask the Expert, the Resource Center, a monthly Credit and Financial Newsletter, Community Forum, Credit and Score Quiz and a Budget Calculator.

         The Company relies on the credit bureaus and ultimately, the original creditors, to make the final determination as to whether information appearing on a member's report is eligible for removal. In addition, the Company relies upon statutory guidelines established by the FCRA and the Credit Repair Organizations Act ("CROA")in establishing its policies and procedures.

Debt Exchange

         The Company plans to offer a Debt Exchange service to consumers and small businesses under the brand name of Voleran (TM). The goal of Junum's Debt Exchange unit is to offer a membership in conjunction with a private label credit card to members who wish to pay off a delinquent debt. Its strategy to accomplish this goal is to partner with one or more banks or other organizations in the credit card and balance transfer markets in developing a bundled product offering targeted at the sub-prime credit consumer. Part of the Debt Exchange service will be to assist the member in renegotiating the debt balance, which will then be transferred to the member's new credit card. The membership that comes with the credit card will enable a member to monitor improvements to his or her credit reports as the debt is repaid and as additional steps are taken to strengthen his or her credit. In this way, the Company hopes to provide an opportunity to establish or restore a favorable credit rating to members who may have become delinquent on one or more obligations.

         In order to establish a ready market for its Debt Exchange product, the Company purchased a $352.5 million portfolio of non-performing credit card debt in December 2000. The portfolio represents approximately 189,000 individual accounts. Other Debt Exchange opportunities include non-performing consumer and commercial loans (auto loans, mortgages), student loans, medical accounts and unsecured loans. The Company is considering the option of selling the new receivables into the Securitization Markets after positive payment patterns have been demonstrated.

         On March 16, 2001, the Company acquired certain assets and intellectual processes from Infobase for $61,000 and 40 shares of its Series C Preferred Convertible Stock.

         There can be no assurance that the Company will be successful in consummating the required alliance with a partner in the credit card industry or in launching this product offering. Additionally, there can be no assurance that the Company will be able to successfully harvest the debt portfolio for new members or that any of this debt will be converted. Other companies in the debt exchange industry have experienced conversion rates of one to two percent. Most of the debt in the Company's portfolio is beyond the statute of limitations. There is no assurance that any of the debt will be converted.

         Further, the Company may not have access to the capital required to complete development and successfully market this product. Failure to execute its Debt Exchange market strategy could materially and adversely affect the Company's financial condition and results of operations.

Credit Match

         The goal of the Company's Credit Match unit is to leverage its Credit Profile Management and Debt Exchange services to assist members in obtaining access to credit lines and other types of loans. Through completion and implementation of its credit Analysis Engine, the Company hopes to facilitate its members' access to credit by putting potential borrowers in touch with suitable lenders. This service will be designed to match its members' credit status with credit requirements for loans, leases and other credit offers from lenders. Although a patent application has been filed with the U.S. Patent and Trademark Office on the Analysis Engine, development and testing work remains to be done before this technology can be successfully marketed. In addition, strategic relationships with lenders who have both e-commerce capabilities and an appetite for the sub-prime market need to be expanded. There can be no assurance that the Company will be able to perfect the necessary technology to launch this service or that the Company will have adequate capital to exploit the technology.

         Also, there can be no assurance that the Company will be able to attract enough qualified lenders to participate in the program. Failure to execute its Credit Match strategy could materially and adversely affect the Company's financial condition and results of operations.

Pricing
-------

         The Company's revenue model is based on charging members for subscriptions and actual services performed on their behalf. Upon enrollment, the customer is charged an initiation fee to cover administrative costs involved in sign-up. Thereafter, the member is charged a monthly membership fee that covers ongoing membership services, such as credit evaluation and education, access to their MyJunum accounts, review of the member's credit reports, correspondence with the Company's staff regarding credit report issues, etc. In addition, depending on the pricing alternative the member chooses, he or she is charged for the work the Company does in assisting that member with validating and correcting information appearing on his or her credit report.

         Members pay fees based on their choice of pricing alternatives. A member may pay fees based on an "a la carte" option, with a relatively low monthly membership fee and additional charges for the actual services the Company provides, or a "flat rate" monthly or yearly fee. Pricing alternatives were structured to be easy to afford for the typical member who may have a history of credit and cash flow problems.

Technology Applications
-----------------------

         The Company has developed three primary systems for the delivery, distribution and marketing of its products: the Internet, Intranet and Extranet.

         Membership sign-up occurs online at the Company's Internet web site at www.junum.com. Enrollment is an automated online process expedited by digital signature documents. A consumer or small business operator electronically completes and "signs" a membership agreement and a power of attorney authorizing the Company to contact the credit reporting agencies on his or her behalf. The validity of electronic signatures, established by the E-Sign Act of 2000, has streamlined the execution and processing of new memberships. The sign-up process has become a real-time, on-line procedure, enabling the Company to improve operational efficiency and exploit economies of scale.

         The Junum Internet provides a seamless, secure, single point of contact for the delivery of the Company's products to its members and users. The MyJunum
(TM) membership account functions as the tool for accessing services in a secure environment, ordering credit reports from the credit bureaus online, digitally storing and viewing credit reports at any time , up-to-the-minute tracking of the progress in managing the reports, receiving an in-depth credit analysis, ordering a Company credit card, receiving information from the Company and reviewing billing and account history. A "Human Click (TM)"component on the Web Site enables members and users to converse on-line, in real-time with a live Company member support representative.

         The Company Intranet serves as an internal system and process control for Company management. The Intranet provides tracking of sales and marketing promotions, data integration from referrals, data analysis and reporting. The Intranet is also used to store membership data and by the Company's member support team to communicate with members via e-mail.

         The Company has also developed an Extranet which functions as an environment where authorized external entities interface with the Company. The Extranet allows these external affiliates to manage, review and track data specific to their entity, such as referrals, referral fees and referral results. The Extranet also serves as the coordination center for the Company's e-partners, companies who have referred clients and potential clients who have been previously disqualified or financed at higher rates, for membership and credit redemption. A remarketing process enables the Company's e-partners to monitor and re-market their referrals when their credit ratings have reached the e-partners' threshold level. This gives our e-partners the opportunity to have a second chance to sell their products to these consumers. The dynamic environment of the Extranet enables it to be customized easily to accommodate a variety of applications.

         To ensure performance, reliability and security of its online systems, the Company contracts with Exodus Communications for its co-location and 24/7 redundant systems management.

Technology Development and Infrastructure

         The Company has developed technologies for its primary systems involved in membership services for Credit Profile Management, Debt Exchange and Future Financial Services. The Company has completed development of the second-generation technology for services, which involve MyJunum (TM), primary Internet sites (www.Junum.com & www.junum.net), internal business processes and Credit Profile Management. The Company has completed development of its first-generation technology services for Debt Exchange and Future Financial Services.

         The Company employs the latest security technology and processes for the safety of members and business partner information, using state-of-the-art, best-of-breed security solutions to deter and deflect cyber intruders. All transactions are encrypted using SSL 3.0 (Secured Sockets Layer) and logged for analysis. The deployment of Firewalls and Intrusion Detection Systems within the Company's infrastructure permits monitoring by internal and external network security staff and provides an alerting mechanism. The Company retains a third-party security firm to perform scheduled and unscheduled audits and to work with our personnel to ensure the high-level security status required by its members.

         Current technology infrastructure development should allow the Company to manage approximately 100,000 members or 3 million simultaneous transactions without requiring major technology and infrastructure upgrades. However, the Company may be required to substantially increase its overhead costs and increase personnel necessary for this type of volume.

The Industry and the Market

         The financial services industry is comprised of a range of companies focused on the consumer and commercial markets and offering a number of products in the banking, insurance and securities industries. Within these industry segments, there are distinct and somewhat isolated niche markets in which several companies operate.

Credit Profile Management

         The credit management industry was spawned by enactment of credit repair regulations under the Fair Credit Reporting Act, passed originally in 1970 and amended in 1996. The FCRA states that its purpose is to "require that consumer reporting agencies adopt reasonable procedures for meeting the needs of commerce for consumer credit, personnel, insurance, and other information in a manner which is fair and equitable to the consumer, with regard to the confidentiality, accuracy, relevancy, and proper utilization of such information in accordance with the requirements of this title."

         As the FCRA further reports, "The banking industry is dependent upon fair and accurate credit reporting" and "inaccurate credit reports directly impair the efficiency of the banking system, and unfair credit reporting methods undermine the public confidence which is essential to the continued functioning of the banking system." However, studies by CONSUMER REPORTS and the U.S. PUBLIC INTEREST RESEARCH GROUP show that up to 70% of credit reports have errors serious enough to "derail a loan or deflect an offer." The types of errors found in credit reports can vary greatly. Personal information may be misspelled, outdated or belong to someone else with a similar name. Reports may contain information on accounts that have long been closed or repaid. They also may be missing vital information, such as steady mortgage payments, that could boost a consumer's credit worthiness in the eyes of potential lenders.

         The fact that these errors occur is not surprising considering the volume of credit information processed by the bureaus. Equifax, Trans Union and Experian, the three national credit reporting agencies, each process more than two billion pieces of information from creditors each month. In addition, over two million credit reports are issued each business day in the United States, according to Associated Credit Bureaus, Inc., the trade organization for credit bureaus.

         Primary target markets for credit management include individual consumers and small businesses with both prime and sub-prime credit ratings. The potential market for credit management services includes anyone with a social security number and credit rating (estimated at 250 million in 1993). This represents the majority of the adult population in the United States (over 194 million in 1999).

         Management uses several fundamental factors and trends in determining its projections of the Company's potential markets.

Credit Profile Management

         1. The Internet has grown to over 141 million individual users in the United States alone as reported by Jupiter Communications 2001 Internet Population Model. It is projected that this number will increase to well over 170 million individual users in the next two years.

         2. This growing market is combined with the fact that the majority of all individual credit profiles need some restoration maintenance as reported by Commercial Law Journal Volume 100 No. 3, Credit Reporting Agencies, pg. 393 and further reinforced by a CONSUMER REPORTS study concluded last year that showed more than half the reports studied had errors in them with the potential to "derail a loan or deflect an offer." Errors cited included mistaken identities, misapplied charges, uncorrected errors, misleading information and inconsistencies between the three credit reporting bureaus. Due to the underlying inadequacies of the credit repair mechanism, management does not expect that the error rate will decline, but rather that the incidence of individuals requiring credit management services will be sustained. Management further believes that credit reporting will never achieve perfection and therefore sustain an ongoing need for credit management services.

         3. Most credit profiles require continued maintenance as provided by the Company. The trend towards inaccuracy in the credit reporting only benefits the Company. Management is confident that its credit management services will foster membership loyalty as the Company facilitates members' financial needs.

         4. Loans, leases, re-financings and other credit programs are in high demand, and the growth rate shows no sign of decline.

         5. The Federal Trade Commission has declared identity theft as one of the fastest growing crimes today. More than 700,000 people became victims in 2000 alone. A newly installed FTC hotline (1-877-IDTHEFT) for reporting identity theft crimes is already logging more than 2,000 calls a week and many people do not yet know of its existence. The consequences of identity theft to consumers can be devastating both financially and emotionally. Fraudulently issued credit card bills, loans and checking accounts can take months, even years, to detect. Once identified, these fraudulent transactions can be very difficult to unravel and remove from a consumer's credit records.

         6. In late 2001, the U.S. Supreme Court, in a unanimous decision, upheld a Federal law limiting the time within which a consumer may file suit against a credit-reporting agency, for damages resulting from an error made by the agency, to two years from the date on which the error was made. The nature of identity theft and related types of fraud is that it typically takes a long time for the victim to discover the crime has been committed. It is not unusual for discovery of identity theft to take up to two years. The fact that the statute of limitations for seeking remedy from the credit bureaus runs from the time the mistake occurs, not when it is discovered, puts the consumer at a distinct disadvantage. Subscription to credit maintenance and protection services is one of the ways in which consumers can mitigate this problem. Companies providing such services, therefore, can be expected to benefit from this ruling.

Debt Exchange Industry

         Debt Exchange targets a distinct and separate market. Over the past several years, an established industry has been developed for the sale and acquisition of debt. It is now common for all types of debt, whether consumer or commercial, secured or unsecured, to be bought and sold. Creditors have found that the sale of debt is an attractive alternative to performing the collection process. Although creditors are selling some performing debt, a substantial portion of the debt is non-performing and requires intensive collection effort by the purchaser. The market for buying and selling distressed-debt portfolios, while virtually non-existent 10 years ago, exceeded $40 billion in face value during 1999. In 1999, approximately $216 billion in non-performing debt was placed for collection with professional, third party, collection agencies.

         According to a March 2000 report released from the Federal Reserve Board, credit card debt to bank customers reached beyond the $500 billion mark in the fourth quarter of 1999, with the average amount of seriously delinquent card debt hovering over 2% of bank debt outstanding. The report also stated that yearly charge-offs averaged one dollar for every $22 of card debt outstanding on banks' balance sheets. Further evidence of an increasing trend in consumer debt is the recent estimate, made by the Bureau of Labor Statistics, showing that employment in the collection industry is expected to grow at a faster than average rate through the year 2008. The Bureau of Labor Statistics attributes the fast growth to the rising level of consumer debt.

         Approximately 60,000, mostly private, debt collection companies exist in the United States. They recover approximately $26 billion from delinquent borrowers each year.

         Management uses several fundamental factors and trends in evaluating its approach to the debt exchange market:

         1. In 1999, approximately $216 billion in non-performing debt was placed for collection with professional, third party debt-collection agencies.

         2. According to Faulkner and Gray, the market for buying and selling these portfolios, while virtually non-existent 10 years ago, exceeded $40 billion in face value during 1999.

         3. Americans now are carrying debt loads equivalent to 99 percent of annual disposable income, a proportion that nearly has doubled over the past 40 years. The impact of increasing debt loads has had a devastating affect on U.S. households.

         4. According to a March 2000 report released by the Federal Reserve Board, credit card debt to bank customers reached beyond the $500 billion mark in the fourth quarter, with the average amount of seriously delinquent card debt hovering over 2% of bank debt outstanding. The report also stated that yearly charge-offs averaged one dollar for every $22 of card debt outstanding on banks' balance sheets.

         5. Further evidence of an increasing trend in consumer debt is the recent estimate, made by the Bureau of Labor Statistics, showing that employment in the collection industry is expected to grow at a faster than average rate through the year 2008. The Bureau of Labor Statistics attributes the fast growth to the rising level of consumer debt.

         6. According to the Kaulkin Ginsberg Company, a leading consultant in the collections industry, in the next ten (10) years, estimates are that consumer debt will nearly double to $9 trillion, thereby significantly increasing the amounts turned over to collection agencies for recovery.

Competition
-----------

         Competition among financial services companies is intense. This generally reflects the commodity-like nature of most financial service products. Even major credit card companies that have previously focused exclusively on prime credit consumers have begun to expand into the sub-prime market in search of additional revenue streams. Companies such as Next Card, Providian and CompuCredit are examples of companies aggressively targeting the sub-prime market. Despite the growing number of competitors management of the Company believes that its market niche has substantial potential for significant revenue and growth opportunities.

         The Company believes that its major competitors in the financial services industry have not yet developed a program that adequately addresses the needs of the sub-prime consumer. Their business models do not cater to the credit redemption needs of the average sub-prime consumer and, therefore, offer neither flexibility nor the substantial credit management services that the Company provides.

         For an individual consumer, verifying and maintaining the ongoing accuracy of the credit profile and disputing errors requires a great deal of time, effort and specialized knowledge. Most consumers in the United States do not keep abreast of their credit profiles, and their attempts to do so often result in frustration. Failure to do so, however, results in even more acute frustration. At the same time, an alarming jump in the number of identity theft crimes and related fraud makes it increasingly important for a consumer to exercise vigilance in monitoring his or her credit information. In addition, a recent U.S. Supreme Court ruling has reaffirmed the consumer's responsibility for ensuring the accuracy of information being reported by the bureaus. If a credit agency reports erroneous information that damages a consumer's credit, the consumer must file any suit to recover damages within two years of the error first occurring. Simply put, the burden is on the consumer to find the error and get it fixed.

         There are only a few avenues open to consumers in search of reputable credit rehabilitation services. One option available to consumers is retaining legal counsel. Legal services tend to be effective but costly and do little to provide credit education. Credit Counselors are another option available to consumers. Certified Credit Counselors usually offer their analysis and advice on an hourly basis to individual customers, also at a relatively high cost. The drawback to services provided by lawyers, credit counselors and other professionals is that the manual nature of their services limits their volume and increases their cost. In addition, a reputed prevalence of fraudulent practitioners in the credit repair industry deters many consumers seeking assistance in managing their credit profiles.

         In response to these market trends, a number of Internet-based credit repair companies have emerged. Creditrepair.com is representative of the Internet-based companies offering credit repair. This company offers an online booklet of do-it-yourself guides, tapes and testimonials. Compared to the Company's Credit Profile Management, Creditrepair.com lacks innovation and ease of use. The member is still performing most of the work and there is little automation involved. Other companies offering similar approaches to credit repair via the Internet are creditclean.com, creditrepairguys.com and qualitycreditrepair.com.

         Many companies in the credit management business offer services other than credit repair. Simple credit monitoring, where a consumer is provided with his or her reports and, or is notified of any credit-related activity affecting the report, is a product that has long been marketed by credit card companies. Identity theft, credit analysis, fraud alert, credit counseling and credit education are other examples of related products. Most of the time, these companies expressly decline to offer credit repair or restoration services. Their access to credit reports for their members is dependent on their strict adherence to rules imposed by the credit bureaus. These rules restrict the ability of these companies to provide certain types of credit education and credit rehabilitation. In many cases these companies have relied on one of credit bureaus for investment capital and are not, therefore, independent of their investors. Close relationships between the bureaus and certain credit management companies have resulted in product offerings that foster the interests of the bureaus at the expense of the consumer.

         Management believes that the Company is unique in its ability to provide relatively low-cost, technology-based, credit management services that serve the needs of the consumer rather than the credit reporting agencies, while adhering to regulatory guidelines established by Federal law.

         The Credit Store is a publicly traded company competing in the balance transfer market. This company's target market is the sub-prime consumer who would likely fail to qualify for a traditional unsecured bank credit card. Their credit card program allows customers to repay delinquent debt, typically at a discount, and at the same time receive an unsecured credit card. While the Company's Debt Exchange Program is similar to the Credit Store's offering, the Company provides the added advantage of a Credit Profile Management membership.

         The Company cannot predict the impact, if any, that future or current competition might have on its business. Relatively low barriers to entry exist in the credit management market. The Company depends on proprietary technology and process innovation to establish its competitive advantage. There can be no assurance that a company with greater capital and technological resources could overtake the Company in its effort to be early to market with its innovative credit management products. If this occurs, it could materially and adversely affect the Company's financial condition and results of operations.

         Several new Federal laws have been recently adopted to protect Internet consumers. One example is the Financial Services Modernization Act of 1999, which governs the disclosure and sharing of nonpublic personal information to affiliates and third parties by a "financial institution," including information collected and shared over the Internet. For purposes of this law, "financial institution" is broadly defined to include companies providing a variety of financial and economic advisory services as well as entities, such as banks, traditionally thought of as financial institutions.

         The Company cannot predict the impact, if any, that future regulation or regulatory changes affecting Internet commerce, consumer credit information or the credit repair industry might have on its business.

Strategy

         The Company's primary strategies for capturing its share of the market for Credit Profile Management currently involve attracting new subscribers through multi-level and telemarketing affiliate programs and through direct Internet marketing activity. In addition, the Company has embarked upon an Internet business-to-business strategy, marketing to e-partners in the financial services industry who either judge, offer or check credit. E-partners will be able to offer the Company's memberships on a co- branded, private label or referral basis. Management believes the Company's services will have a broad appeal as complimentary service offerings to companies competing in related markets. One of the major benefits of this program will be to enable the Company to leverage the existing distribution channels of its e-partners to grow memberships much more quickly and cost effectively than a direct marketing approach would allow.

         The marketing strategy for Debt Exchange is to transform non-performing debt portfolios into performing Junum credit card receivables bundled with Credit Profile Management memberships. Non-performing debt presents an ever-increasing burden for financial institutions. Where standard collection attempts for non-performing debt fail, the Company believes its Debt Exchange program will succeed by utilizing the benefits of its membership as an incentive to motivate consumers to repay old delinquencies and redeem their credit ratings.

         An important component of the Company strategy in marketing its Credit Match service is to attract as e-partners certain lenders who desire a more accurate method of granting credit, principally those who market over the Internet. The Company's Credit Match service will analyze, pre-qualify and match a member's credit profile with credit offers through these "e-lenders".

         The Company expects to leverage additional benefits from up selling and cross selling its services. In effect, the three products offer a progression of complimentary credit strengthening programs:

                  o Junum's Debt Exchange services and private label credit cards will be offered to Credit Profile Management members.

                  o Junum's Credit Match service will be marketed to both Credit Profile Management members and Debt Exchange members.

                  o Credit Profile Management will be offered to members who are turned down for financial services and loans through the Company's Credit Match program.

         The Company leverages the power of emerging technology for all three business models. The Company's internal IT department designed most of its existing core business applications. Management expects to continue a strategy of internal development of proprietary software for marketing and delivering its service offerings. This will allow the Company to operate under a totally integrated and seamless system, and will enable it to protect and control the proprietary software applications that enable its core business.

         Other key elements in the Company's sales and marketing strategy include:

         1. Retaining the Subscriber. The Company intends to employ an aggressive plan to retain members. Management believes that the relatively low cost of membership, pricing options to fit various budgets and user-friendly sign- up and monitoring will be successful strategies in attracting new members. In addition, Junum positions its Credit Profile Management service as a long-term, perhaps even lifetime, maintenance program. Management believes these factors represent key psychological elements in membership retention.

                  By providing ongoing Credit Profile Management tools and educational offerings, the Company believes it will increase the perceived value of its services with members and will reinforce the concept of long-term membership commitment.

         2. Expansion into different segments. Another Company marketing objective is to target select niches of sub-prime credit consumer market. For example, the Company will target homeowners, divorced individuals, newlyweds and young "marrieds-with-children," and seniors who have had debt and credit problems. This will allow the Company to more effectively market to its target demographic.

         3. Acquisitions and strategic alliances. The Company, on an ongoing basis, identifies and meets with principals of companies competing in markets related to the Company's core businesses. Management believes that forging relationships with appropriate partners can help the company expand more quickly and cost effectively.

         4. Group Sales Program. This program gives employers the opportunity to introduce a credit management product as an employee benefit. In addition, all employees of the Company are offered a free Credit Profile Management membership and are paid commissions on all referrals.

         5. Pricing. The Company will continually monitor its pricing structure to ensure that product, service, corporate image, consumer feedback and competition are properly reflected in the final price. The Company believes that dynamic pricing is a viable option to test the market.

         6. Increase Internet Traffic. The Company will continue to develop an aggressive marketing and sales campaign. This campaign includes the following:

         7. Newsletters and Promotions. The Company generates e-mail addresses of potential members through responses to promotional offerings such as free newsletters, free credit reports and special pricing opportunities. Through its sign-up tracking software, the Company is able to broadcast a direct e-mail campaign and track the membership conversion from this targeted group. In addition, the Company is able to provide these leads to its marketing Affiliates to seed their telemarketing and network marketing sales efforts.

         8. Affiliate Program. On a selective basis, the Company will continue to seek to contract with appropriate marketing partners who specialize in network-marketing or telemarketing in order to increase its virtual sales force.

         9. Mass Media Advertising. The Company intends to collaborate with its affiliates and other business partners in deployment of various non-Internet advertising strategies in addition to typical Internet advertising techniques. These have included and may include in the future, radio spots, print media, mass mailings and television.

Intellectual Property
---------------------

         All intellectual property owned by the Company and its subsidiaries is held by Junum Intellectual Property Holding Company, Inc., a Nevada corporation. The Company has invested significant resources in an effort to secure and protect its intellectual property rights both domestically and internationally. Eight utility patent applications relating to the Company's processes and technologies have been filed with the U.S. Patent and Trademark Office, all of which have been assigned to the Company. These patent applications represent automated processes, tools and systems that enhance the delivery of the Company's Internet-based financial services. There can be no assurance however, that any of these patents will ultimately be granted. If any of the patent applications is denied, this could materially and adversely affect the Company's financial condition and results of operations.

         The Company also maintains eight pending Federal trademark applications at the United States Patent and Trademark Office, as well as trademark applications in Mexico and several countries in South America and Europe. There is no assurance that any of these trademarks will ultimately be granted. If any of these trademarks is denied, this could materially and adversely affect the Company's financial condition and results of operations.

Regulatory Environment
----------------------

         The Company's services are subject to current FCRA regulation with respect to its Credit Profile Management process. Typical process lead times are 30-45 days per cycle due to the fact that the FCRA allows the credit bureaus 30 days to verify a dispute. A cycle is defined as the length of time for disputes to be received and verified by the credit bureaus, for an updated credit report to be received by the member and, finally, for the member to send the Company the updated credit reports. The cycle time dictated by statute limits the Company's ability to work on behalf of its members to request deletion of inaccurate and unverifiable information. In order to improve cycle times, the Company has embarked on a strategy of obtaining electronic access to member's credit reports.

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

         In addition, the Company has launched the use of online electronic signature technology streamlining membership agreements and associated legal documents in accordance with the E-Sign Act of 2000. Prior to e-signatures, the Company's procedure involved acquiring a physical signature from new members. With electronic signature, the membership agreement is integrated into the online sign-up and authorization process. The Company has launched this new initiative as a result of the implementation of the Electronic Signatures in Global and National Commerce Act, signed into effect on Oct. 1, 2000. The Act gives e-signatures the same legal standing as their handwritten counterparts, with some limitations. For example, a digitally endorsed transaction is not fully binding unless the consumer has not only affirmatively consented to doing business electronically, but has not withdrawn consent. Junum management believes the Company currently complies with this law in all material respects.

         In addition, by virtue of delivering its products and services via the Internet, the Company's operations may be subject to existing and potential future legislation governing Internet commerce. Current laws and regulations cover protection issues, pricing, content, copyrights, trademarks, promotions, distribution and quality of goods and services, registration of domain names and use, and export and distribution of encryption technology. Although there generally remains a desire by legislators and regulators to keep the Internet as unfettered as possible with new rules and regulations, the Internet's increasing popularity and its significant impact on consumers will most certainly foster the adoption of additional governmental oversight.

Operations and Administration
-----------------------------

         The Company's operations and administration are comprised of the following functions:

         MARKETING. Develops and implements Company marketing strategy through direct marketing, Internet marketing, negotiating strategic alliances, development and execution of advertising strategies. Identifies, researches and develops new product and service offerings. Researches and recommends pricing strategies to management. Analyzes future market trends, needs and opportunities.

         INFORMATION TECHNOLOGY. Develops and maintains the Internet, Intranet and Extranet functions of the Company's web site.

         MEMBER SUPPORT. Serves and supports Junum members through on-line and other forms of communication. Member Support coordinates distributing Welcome Kits to new members and responds to member questions regarding products, service or billing via members' personalized MyJunuma home pages, or if necessary, by e-mail, phone or U.S. mail.

         PROCESSING. Generates all correspondence with the three major credit bureaus for the purpose of verifying, updating and maintaining information on members' credit profiles. Continually updates database with records of actions taken, which allows members to track their profile status.

         ACCOUNTING AND ADMINISTRATION. Performs accounting, financial reporting human resources, office management and administrative support functions.

Employees
---------

         As of the date of this report, the Company has 20 full-time employees and (excluding consultants and temporary help)at its Costa Mesa, California location. Of the 20 employees, seven (7) are in information technology, four (4) are in accounting and administration, one (1)is in marketing, one (1) is in management and seven (7) are in operations (member support and membership services processing.) Most of its sales activities are outsourced.

         None of the Company's employees is represented by a labor union, and management considers its relationships with its employees to be good, notwithstanding occasional delays in meeting payroll obligations. The Company's ability to achieve its operational and financial objectives depends in part upon its ability to retain key technical, marketing and operations personnel, and to attract new employees as required to support growth. The Company's ongoing working capital constraints may impair its ability to retain and attract the staff needed to maintain current operations and meet the needs of anticipated growth.

         In addition, the Company relies on consultants to a significant extent to supplement its regular employee staff in certain key functional areas and to support management in the execution of Company strategy. These consultants are independent contractors. There can be no assurance that, if one or more of the consultants were to terminate their services, the Company would be able to identify suitable replacements. Failure to do so could materially and adversely affect the Company's operating and financial results.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's executive offices occupy approximately 14,000 square feet at 1590 Corporate Drive, Costa Mesa, CA 92626. This facility is leased on a month-to-month basis at the rate of approximately $18,500 per month. The Company is in the process of negotiating a three-year lease for approximately 8,000 square feet of this space for approximately $9,500 per month.

ITEM 3.  LEGAL PROCEEDINGS

         The Company initiated legal action in the Superior Court of the State of California, County of Los Angeles, against Dan Rubin, Rubin Investment Group, Inc., and Rubin Investment Group (the "Rubin Group") in November 2001 (BC261028) for money judgment, constructive trust based on breach of oral and written contract, fraud, conversion and specific recovery of personal property. This dispute involves, among other things, the Company's issuance of 80,000 shares of its stock to the Rubin Group in connection with what the Company asserts is a warrant exercise and Rubin's tendering of checks totaling $362,500 to the Company that were dishonored. Rubin denies he was exercising warrants and claims to have been purchasing stock. In order to avoid additional legal expenses and protracted litigation, The Company and the Rubin Group have agreed, in principal, to settle this case. Under the terms of the proposed settlement no parties would admit liability, but the Rubin Group would agree to return to the Company stock certificate C.5880 representing 300,000 shares of the Company's stock previously issued to Dan Rubin and the Company's stock certificates C.5304 through C5320 representing 170,000 shares of the Company's stock issued to Rubin Investment Group, Inc. Since the settlement agreement has not been finally and fully executed by all parties, there can be no assurance as to the outcome of the lawsuit; however, the Company anticipates the settlement agreement will be signed without material alterations.

         Junum.com, a wholly owned subsidiary of the Company has been named in a suit brought by Capstone Investments, a broker-dealer, alleging breach of contract, breach of the covenant of good faith and fair dealing, money had and received and quantum merit. Capstone Investments is seeking $43,400, plus interest, attorneys' fees and costs. The Company has retained legal counsel and instructed them to defend the suit vigorously. No opinion as to the possible outcome can be formed at this time since discovery in this matters has not been concluded and the suit is currently scheduled for trial before a jury in the Fall of 2002.

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

         On July 31, 2000, the Company filed a complaint in the United States District Court for the District of Nevada seeking declaratory judgment against the UnumProvident Corporation and the Unum Life Insurance Company of America. The suit was filed by the Company to clarify the Company's rights in the Company trademarks in light of correspondence received from counsel for the UnumProvident Corporation which has used the mark UNUM (Latin: translates to "One", commonly used as "E PLURIBUS UNUM" on United States currency). The Company currently is not using the mark JUNUM in the field of life insurance, disability insurance and accident insurance, and Company's management took action to obtain a declaratory judgment finding, to avoid any future controversy over trademarks, unfair competition or dilution in violation of the Trademark Act of 1946, between the Company and UnumProvident regarding the alleged enforceability of federally-registered trademark rights alleged to be possessed by Unum products. Management contends that it is not infringing UnumProvident's alleged federally-registered trademark rights because the Company activities are not likely to cause confusion, or to cause mistake, or to deceive the public.

         In July 2001, the Company and UNUMProvident reached a settlement of a controversy under the terms of which Junum is not required to pay any monies and the Company agreed to restrictions on its future area of business expansion consisting primarily of a prohibition of the Company from entering the insurance industry under the "Junum" mark.

         On June 7, 2001, a complaint was filed against the Company et al. by J. Alexander Securities, Inc. for alleged negligence, intentional interference with contract, intentional interference with prospective economic advantage, recovery of property, declaratory relief, negligent misrepresentation, fraud and deceit. The plaintiff is seeking an estimated $270,000 in damages and attorneys fees. The court has denied plaintiff any relief for attorneys' fees, punitive damages or interest. The Company believes the plaintiff's case against it is without merit and is vigorously defending against claims. Management has booked a reserve in its financial statements which that it believes adequately represents expected legal and settlement costs in defending against this litigation. In addition, Northwest Stock Transfer, the Company's prior transfer agent, has filed suit against the Company for indemnification against any claims by J. Alexander Securities.

         The Company has material obligations owed to various investors, taxing authorities and trade creditors, a significant number of which are past due or otherwise in default. Several of these creditors have filed suit to collect amounts owed to them. Some of the obligations are in dispute or have been restructured and will need to be paid in the future. No assurance can be made that the Company will be successful in repaying or restructuring these obligations, resolving these disputes or managing any litigation that ensues. Failure to successfully satisfy or settle one or more of these obligations could materially impact the Company's financial condition.

         The Company has been subject to routine litigation in the ordinary course of its business. We are not currently subject to any threatened litigation that we believe would either individually or in the aggregate have any material affect upon our consolidated operations or consolidated financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

                      PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Common Stock
------------

         The Company's Certificate of Incorporation has authorized 100,000,000 shares of Common Stock, $.01 par value. As of December 31, 2001, the Company had 42,771,068 shares of Common Stock $.01 par value, that were issued and outstanding, which were held by 502 stockholders of record. As of April 12, 2002, the Company had 49,795,903 shares of Common Stock issued and outstanding, held by 646 stockholders of record

Preferred Stock
---------------

         As of December 31, 2001, the Company had 750 shares of its Series B convertible non-voting Preferred Stock, $1,000 par value, issued and outstanding.

         As of December 31, 2001, the Company had 5,140 shares of its Series C convertible non-voting Preferred Stock, $1,000 par value, issued and outstanding.

Common Stock Trading
--------------------

         The Company's Common Stock trades on the NASD over-the-counter electronic bulletin market under the symbol "JUNM". The following table sets forth, on a split-adjusted per share basis for the periods shown, the high and low closing prices of the Common Stock of the Company:

-------------------------------
Year Ended December 31, 2000
-------------------------------
                                                Closing Prices
                                            High               Low
                                            ----               ---

         1st Quarter . . . . . . . . . .    $20               $.028
         2nd Quarter . . . . . . . . . .    $.095 (2)         $.022 (2)
         3rd Quarter . . . . . . . . . .    $.031             $.01351
         4th Quarter . . . . . . . . . .    $7.00 (3)         $2.5625 (3)

-------------------------------
Year Ended December 31, 2001
-------------------------------
         1st Quarter . . . . . . . . . .    $11.625           $6.75
         2nd Quarter . . . . . . . . . .    $11.25            $4.00
         3rd Quarter . . . . . . . . . .    $6.20             $1.35
         4th Quarter . . . . . . . . . .    $1.75             $0.40

-------------------------------
Year Ending December 31, 2002
-------------------------------
         1st Quarter . . . . . . . . . .    $0.68             $0.16

---------------------------------------------------
(1) The above tables set forth the range of high and low closing sale prices per share of the Common Stock of the Company as reported by Pink Sheets LLC for the periods indicated.

(2) In April 2000, there was a two-for-one stock split of the Common Stock of the Company.

(3) Effective December 8, 2000, there was a one-for-forty reverse stock split of the Common Stock of the Company.

         On April 12, 2001, the closing price of the Common Stock of the Company was $0.25 per share.

         When the trading price of the Company's Common Stock is below $5.00 per share, the Common Stock is considered to be "penny stocks" that are subject to rules promulgated by the Securities and Exchange Commission (Rule 15-1 through 15g- 9)under the Securities Exchange Act of 1934. These rules impose significant requirements on brokers under these circumstances, including: (a)delivering to customers the Commission's standardized risk disclosure document; (b) providing customers with current bid and ask prices; (c) disclosing to customers the brokers-dealer's and sales representatives compensation; and (d) providing to customers monthly account statements.

DIVIDEND POLICY

         The Company has not adopted any policy regarding the payment of dividends on its Common Stock. The Company does not intend to pay any cash dividends on its Common Stock in the foreseeable future. All cash resources are expected to be invested in developing the Company's business plan.

         The Company's outstanding shares of preferred stock provide that only such dividends as are declared by the Board of Directors shall be paid on the preferred stock. Accordingly, there are no restrictions in the preferred stock certificates of designation regarding the payment of dividends on the Company's Common Stock.

     In March 2002, the Board of Directors declared a stock dividend on its Series B. convertible preferred stock and the Company issued 2,541,176 shares of Common Stock to the holders.

STOCK OPTION, SAR AND STOCK BONUS PLANS

         During the first fiscal quarter of 2002, the Company adopted and approved its 2002 Consultant Compensation Plan and its 2002 Stock Option, SAR and Stock Bonus Consultant Plan (the "Plans") which provided for the issuance of up to 6,000,000 shares of its Common Stock to consultants to the Company for services. Directors, officers and employees of the Company are not eligible to participate in the Plans. The Plans are administered by Mr. David B. Coulter, the Chief Executive Officer and President of the Company.

OPTIONS AND WARRANTS

         As of December 31, 2001, the Company had outstanding warrants to purchase 11,485,669 shares of Common Stock at exercise prices ranging from $1.50 to $5.50.

         As of December 31, 2001, the Company had outstanding stock options to purchase 2,772,500 shares of Common Stock at exercise prices ranging from $.50 to $3.50.

REGISTRAR AND TRANSFER AGENT

         The registrar and transfer agent of the Company is PublicEase Stock Transfer, 3663 E. Sunset Road, Suite 104, Las Vegas, Nevada 89120; telephone
(702) 212-8797.

SALE OF UNREGISTERED SECURITIES

         In March of 2001, the Company sold 954,545 shares of equity stock for a total compensation of $1,575,000. Pursuant to an exemption provided under Regulation D of the Securities Act, for an average sales price of approximately $1.65 per share.

         In June of 2001, the Company issued and sold 313,515 shares of equity stock for a total compensation of $880,000 for an average sales price of $2.65 per share pursuant to an exemption provided under Regulation S of the Securities Act. Purchases of this Securities under Regulation S also received 180,000 Class A warrants which may be exercised at $5.50 per warrant and 180,000 Class B warrants which may be exercised at $7.50 per warrant. As a result of the European Shareholder Loyalty Program of March 4, 2002, the warrant strike price on these warrants was amended to $0.30.

         In December of 2000 and January of 2001, the Company issued 11% convertible debentures in the principal amount of $200,000. These debentures included attached warrants in the amount of 83,333 shares of Common Stock. In February of 2001 the Company issued 12% convertible debentures in the principal amount of $650,000. The due date of these debentures has been extended to June 30, 2002.

         In 2001 the Company issued a total of 257,500 options with a strike price of $3.50 per option. Of these 227,500 options were issued to ex-employees and former consultants and 30,000 were issued to current employees and consultants of the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion of the Company's financial condition and results of operations should be read in connection with the Company's consolidated financial statements and notes thereto appearing elsewhere in this document. This discussion contains statements reflecting the opinions of management as well as forward-looking statements regarding the market and the Company that involve risk and uncertainty. These statements relate to expectations and concern matters that are not historical facts. Words such as "believes," "expects," "anticipates" and similar expressions used throughout this document indicate that forward-looking statements are being made.

         Although Junum management believes that the expectations and opinions reflected in its forward-looking statements are reasonable, these statements are not guarantees of future performance. They are subject to risks, uncertainties and other factors that could cause actual performance to differ materially from projected results. Factors that could cause or contribute to differences between actual and projected results include, but are not limited to, the current lack of funding needed for working capital, debt repayment and capital investment, failure to attract and retain management and staff, the inability to grow membership subscriptions, and lack of success in launching additional service offerings. Additional risk factors are disclosed elsewhere in this document.

GENERAL

         Junum Incorporated is an Internet-based financial services company engaged in Credit Profile Management. Credit Profile Management is a subscription-based service offered primarily to individual consumers and small businesses. It is designed to assist these customers or "members" in evaluating the information on their credit reports and ensuring that this information represents a valid and accurate portrait of their credit history and credit worthiness. Junum also provides its members with educational materials and tools designed to improve their understanding of how potential lenders view their credit information and with tips and techniques to help them to further strengthen their credit.

         The Company is in the process of developing and launching new products in the debt consolidation, credit card balance transfer and credit referral markets. These additional products will be marketed under the brand names Junum Debt Exchange and Junum Credit Match. The Company's current and proposed membership service offerings are described more depth in the preceding sections of this report.

Development Stage Company

         Prior to the fourth quarter of 2001, the Company's activities were focused primarily on creating a business model and a brand name, raising capital, creating an organization and on the design, development and test marketing of its products and technologies. Over a learning curve of several quarters, the Company was able to identify optimal service offerings, price points, target markets and marketing strategies and redefined its business model accordingly. The Company successfully emerged from its development stage during the fourth quarter of 2001 and experienced its best revenue month since inception in December of 2001.

History

         Junum.com, Inc. was incorporated as a privately held Nevada corporation on October 25, 1999. The objective of its founder and Chief Executive Officer, David B. Coulter, was to provide consumers and small businesses with a simple, affordable and technology-based solution for ensuring the validity and accuracy of information appearing on their credit reports. In keeping with its technology- driven approach, the Company both marketed and delivered its services over the Internet. Believing that becoming a public company would improve its access to capital and facilitate the execution of strategic transactions, such as mergers or acquisitions, the Board of Directors voted to cause the Company to become a public company in late 2000. At that time, the capital markets were growing extremely inhospitable to IPO's of technology-based companies. As a result, management and the Board elected to become a public company via a reverse merger transaction.

         On November 15, 2000, the publicly traded shell corporation, Eurbid.com, Inc., acquired approximately 80.05% of the issued and outstanding capital stock of Junum.com, Inc under the terms of a Stock Exchange Agreement executed by and between the Company, David B. Coulter and certain shareholders of Junum.com, Inc. This business combination has been accounted for as a reverse acquisition.

         Due to the timing of this acquisition transaction, audited financial statements for the prior reporting period are not strictly comparable to audited statements presented for the current reporting period. The consolidated results of operations and cash flows of the Company are presented from October 21, 1999 through December 31, 2000 and from January 1,2001 through December 31, 2001. Also, since the merger with Eurbid did not occur until November 15, 2000, the earlier reporting period includes results of operations and cash flows for only Junum.com, Inc., the private entity and consolidated results of operations and cash flows from the merger date through December 31, 2000. Due to the fact that Eurbid was an inactive company for a significant period prior to the merger, and Junum.com, Inc. was a development stage company from inception through the end of 2000, the lack of strict comparability between accounting entities and periods is not believed by management to be meaningful in evaluating Junum's results for purposes of this analysis. As a result, the two periods will be compared as if they represented strictly comparable entities and time periods.

YEAR ENDED DECEMBER 31, 2001 VS. REPORTING PERIOD BEGINNING OCTOBER 21, 1999 AND ENDED DECEMBER 31,2000.

NET SALES.

         Sales, net of returns and allowances, for the year ended December 31, 2001 were $416,559 compared to $414,091 for the reporting period ended December 31, 2000. During these two years, the Company was developing its products, technology and marketing methods. Revenues for the two years, therefore were comparable. In late 2001, the Company emerged from a development stage.

EXPENSES.

         Total general and administrative expenses increased 17.1% from $7,122,131 for the period ended December 31, 2000 to $8,342,925 for the period ended December 31, 2001. Salaries and employee benefits decreased. This reduction is due in-part to non-cash compensation to Company officers for $1.03 million in the form of exercisable warrants and also the result of staffing the telemarketing operations during the proof-of-concept phase of operations.

         Depreciation increased 83.9% from $203,043 for the period ended December 31, 2000 to $373,360 for the period ended December 31, 2001. Interest expense decreased from $1,590,531 to $407,855 relating to non-cash expenses relating to the beneficial conversion features attached to various equity issuances.

INCOME TAX BENEFIT.

         The Company will recognize tax benefits as factors indicate that it is more likely than not that future tax benefits will be realized.

NET INCOME (LOSS).

         Net loss applicable to common shareholders during the period ended December 31, 2001 was $8,936,688 compared to a net loss applicable to common shareholders of $8,957,987 during the period ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Our projections of future cash needs and cash flows are subject to substantial uncertainty. Current cash and cash equivalents and cash that may be generated from operations will not be sufficient to meet our anticipated cash needs for at least the next six months. At December 31, 2001, the Company had a deficit in working capital of $3,757,712. Accordingly, we are dependant on raising additional financing in order to continue operations. We will seek to sell additional equity or debt securities in order to fund our cash needs. The sale of additional equity or equity-related securities would result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

INFLATION

         The Company believes that inflation has not had a material impact on its results of operations for the periods ended December 31, 2001 or December 31, 2000.

RISK FACTORS

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

OUR LIMITED OPERATING HISTORY MAKES FUTURE FORECASTING DIFFICULT.

         Junum.com, Inc. was incorporated in October 1999. We began selling our products and services, and launched our web site, in April, 2000. As a result of our limited operating history, it is difficult to accurately forecast our net sales, and we have limited meaningful historical financial data upon which to base planned operating expenses. We base our current and future expense levels on our operating plans and estimates of future net sales, and our expenses are to a large extent fixed. Sales and operating results are difficult to forecast because they generally depend on the volume and timing of our sales and expenses.

WE ANTICIPATE FUTURE LOSSES AND NEGATIVE CASH FLOW.

         We expect operating losses and negative cash flow to continue for the foreseeable future. As of December 31, 2001, we had an accumulated deficit of $17,894,675. We incurred net losses of $8,936,688 for the period ended December 31, 2001. Also, as a result of our acquisition of an approximately $352 million non-performing debt portfolio, we incurred unanticipated acquisition expenses in the form of legal and accounting fees and consulting expenses. To the extent we do not generate sufficient cash flow to recover the amount of the investment recorded, the investment may be considered impaired and could be subject to earlier write- off, or we may chose to return all or a portion of the non-performing debt to the seller in return for a proportionate return of the consideration paid. In such events, our net loss in any given period could be greater than anticipated, or our assets could materially decline, and the market price of our stock could decline.

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

LOSS OF SUSTAINED ACCESS TO UTILITIES.

         There can be no guarantee that the Company's web site will be un-interrupted. Recently, the State of California experienced an insufficient supply of electricity, causing temporary losses of power in certain regions of the state. Junum co-locates its primary network servers with Exodus Communications. Exodus provides battery-back up and generator-back up as part of its data center service. The Company also runs redundant servers from its Corporate Headquarters in Costa Mesa, California. Both the primary and redundant servers are located in California, where earthquakes are a commonly occurring natural phenomenon. Although the Company feels confident with its back-up and redundancy strategy, there can be no assurance that its operations could be sustained during a prolonged interruptions in the supply of electrical power and, or telecommunications services.

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

         The loss of the services of one or more of our key personnel could seriously interrupt our business. We depend on the continued services and performance of our senior management and other key personnel and consultants, particularly David B. Coulter, our Chief Executive Officer and Chairman of the Board. Our future success also depends upon the continued service of our executive officers and other key sales, marketing and support personnel. Our relationships with our officers and key employees are generally at will. We do not have "key person" life insurance policies covering any of our employees.

WE HAVE INCURRED NET LOSSES AND MAY INCUR LOSSES IN FUTURE PERIODS; WE HAVE AN ACCUMULATED DEFICIT.

         We have incurred substantial net losses and have an accumulated deficit of approximately $3,757,712 at December 31, 2001. There can be no assurance that we will be able to achieve and maintain profitability long enough to recover the accumulated deficit. Significant expenditures have been made to build the infrastructure necessary to the Company's credit management operations, financial services operations, acquire charged-off portfolios, market and create new credit card accounts from these portfolios and service the resulting base of credit card accounts. Results of operations will depend on numerous factors, including, without limitation, the following:

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

WE MAY NOT GENERATE SUFFICIENT CASH FLOWS TO COVER OUR OPERATIING COSTS.

         We are primarily in the business of providing financial services to consumers who have poor credit and who may have previously defaulted on a debt. Prior to our acquisition of the credit card portfolio, the originating institutions and intermediary owners, if any, have generally made numerous attempts to collect on the non-performing accounts. We acquired the receivables at a discounted price, and we believe we can successfully generate cash flows on the new credit card accounts in excess of its acquisition cost for the receivables. We may not be able to generate sufficient cash from our members, our receivables, or our other financial services fees to cover the costs associated with operating our business.

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

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH OR OBTAIN THE RESOURCES NECESSARY TO ACHIEVE OUR GROWTH PLANS.

         If we cannot manage our growth, we may experience fluctuations in net income or sustain net losses. Until recently, the Company was in a development stage and generated no internal cash flow. As of the date of this report, revenues are still insufficient to meet ongoing cash needs. Having finally emerged from a development stage, management anticipates meaningful growth in memberships and revenues. This growth, however, will depend on numerous factors, including the following:

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

OUR OPERATIONS DEPEND, IN PART, ON THE PROTECTION OF CERTAIN PROPRIETARY INFORMATION.

         Our operations depend, in part, on certain proprietary data and analytical computer programs, methods and related know- how for our day-to-day operations. We currently rely on a combination of confidentiality agreements, contract provisions and trade secret laws to protect our proprietary rights. Although we intend to protect our rights vigorously, there can be no assurance that we will be successful in protecting our proprietary rights. If we are not able to protect such rights, or if such information and data become widely available, we may lose a competitive advantage within our market niche. Such loss of competitive advantage could result in decreased revenues and profitability.

FAILURE TO COMPLY WITH CONSUMER AND DEBTOR PROTECTION LAWS AND REGULATIONS COULD ADVERSELY AFFECT OUR BUSINESS.

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

         At December 31, 2001, the Company had a deficit in working capital of $3,757,712, a loss from operations for the year ended December 31, 2001, of $8,936,689 and an accumulated deficit of $17,894,675 from October 21, 1999, the date of inception of Junum.com, Inc.

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

ITEM 7.  FINANCIAL STATEMENTS

         The consolidated financial statements of the Company for its fiscal years ended December 31, 2001, and 2000 and the reports thereon of Smith & Company, are included in this annual report and are incorporated herein by reference.

         The Company changed its fiscal year to December 31 of each year from its former fiscal year of June 30, effective December 31, 2000.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE

         There have been no disagreements regarding accounting and financial disclosure matters between the Company and the present or former independent certified public accountants of the Company.

         On November 22, 2000, the Company selected Smith & Company of Salt Lake City, Utah, to be the independent certified public accountants of the Company, and to audit the consolidated financial statements of the Company. The Company's prior audited financial statements were audited by Malone & Bailey, PLLC. The decision to change auditors was approved by the Board of Directors.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The only director and officer of the Company is:

         Name                       Age     Position
         ----                       ---     --------

         David B. Coulter            33     Chief Executive Officer, President,
                                            and Director

         Mr. Coulter is the Chairman of the Board, a Director, Chief Executive Officer, and President of the Company. Mr. Coulter founded Junum.com, Inc. on October 25, 1999, and he has served as its Chief Executive Officer since its inception. From 1993 to 1999, he founded and was Chairman and Chief Executive Officer of eSat, Inc., a technology company, which he guided to the public market place. From 1999 to the present, Mr. Coulter has been the Chairman of the Board of e-Project, Inc. He also has provided direction and leadership to several technology start-ups. Mr. Coulter was employed by eSat, Inc. from January 1996 to March 1999, and he has been the chairman of e-Project, Inc. since April 1999 to present.

Compliance with Section 16(a) of the Exchange Act

         Based on a review of Forms 3, 4 and 5 filed by the Company's directors, executive officers and owners of 10% or more of its Common Stock, the Company believes that certain persons failed to timely file reports required to be filed by Section 16(a) of the Securities Act of 1933.

ITEM 10.    EXECUTIVE COMPENSATION

         The following table discloses compensation for the year ended December 31, 2001, for the Chief Executive Officer and President of the Company, and each of the named former directors and officers of the Company.

                          Annual
Name and                                    Compensation
Principal Positions                         Salary            Bonuses
-------------------                         ------------      -------
David B. Coulter (1)                        $138,400          0
Chief Executive Officer, Chairman

Tyler T. Aldous, former                     $103,372          0
President and Chief Operation Officer

Craig Hewitt, former                        $106,191          0
Chief Financial Officer

Ivan De La Torre, former Vice President    $  88,963          0
of Sales and Business Development

Scott Rader, former                         $ 59,837          $10,000
Chief Technical Officer

Officers and directors as a group,
including above 5 persons                   $436,926          $10,000


--------------------------------
(1) Mr. Coulter has an employment agreement dated November 15, 1999, with the Company that provides for an annual salary of $130,000, increasing 10% per year during the five year term of the agreement, warrants to purchase 330,000 shares of Common Stock per year exercisable at $1.00 per share, and a car allowance of $700 per month.

STOCK PLAN COMMITTEE

         A Stock Plan Committee of the Board of Directors administers the Company's stock option, SAR, and stock bonus plans (the "Plans"). Mr. Coulter presently serves as the sole member of the Committee.

OTHER COMMITTEES

         The Company does not have an audit committee, compensation committee, nominating committee, an executive committee of the Board of Directors, or any otehr committees. However, the Board of Directors may establish various committees in the futures.

BENEFIT PLANS

         The Company does not have any pension plan, profit sharing plan, or similar plans for the benefit of its officers, directors or employees. However the Company may establish such plans in the future.

BOARD COMPENSATION

         Each non-employee director will receive $500 for each Board meeting attended, and for each committee meeting attended on days other than those on which the Board meets, and will receive reimbursement of travel expenses. Directors of the Company have not received any compensation in their capacity as directors as of the date hereof, except reimbursement of travel expenses.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

         Section 16(a) of the Exchange Act required the Company's executive officers and directors, and person who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the year ended December 31, 2001, all such filing requirements applicable to its officers and directors were complied with, except that various directors, officers and others were late in filing form 4 and other reports during 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF DIRECTORS AND OFFICERS

          The following table sets forth information relating to the beneficial ownership of the Company's Common Stock by the officers and directors of the Company and by its directors and executive officers as a group as of December 31, 2001.

Name of Shareholder        Number of Shares          Percentage of Class
-------------------        ----------------          -------------------

David B. Coulter            20,081,500 (1)                46.1%
1590 Corporate Drive
Costa Mesa, CA 92626

Directors and Officers
as a group (1 person)       20,081,500 (1)                46.1%

---------------------------------------
(1) Includes an option to purchase 660,000 shares of Common Stock at $.50 per share.

         The following table setls forth information with respect to the beneficial ownership of the Company's Common Stock by each shareholder who beneficially owns more than five percent (5%) of the Company's Common Stock, the number of shares beneficially owned by each and the percent of outstanding Common Stock so owned of record as of December 31, 2001.

                                                 SHARES OF          PERCENT
                                                 OUTSTANDING        BENEFICIALLY
NAME AND ADDRESS (1)        TITLE OF CLASS       COMMON STOCK       OWNED
--------------------        --------------       ------------       -----
David B. Coulter            Common Stock         20,081,500 (2)     46.1%
1590 Corporate Drive
Costa Mesa, CA 92626

Netsat Holdings Ltd.        Common Stock          4,000,000          9.3%
1590 Corporate Drive
Costa Mesa, CA 92626

Emanuel M. Freedman         Common Stock         20,081,500 (2)     46.1%
650 Harbor Street #1                              1,314,236 (3)      3.0%
Venice, CA 90291

Cede & Co.                  Common Stock          2,139,219 (4)      5.0%
P.O. Box 222
Bowling Green Station
New York, NY 10274

---------------------------------------
(1) Except as otherwise noted, it is believed by the Company that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of person) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security which that person has the right to acquire within 60 days, such as options or warrants to purchase the Common Stock of the Company.

(2) The shares of Common Stock held by Mr. Coulter are subject to a proxy to vote his shares based upon a Voting Agreement and Irrevocable Proxy granted to Mr. Emanuel M. Freedman. This Agreement does not affect the power of Mr. Coulter to sell his stock to non-affiliated parties, nor affect his power to vote his shares regarding any shareholder proposals regarding the sale or merger of the Company.

(3) Includes (i) 226,000 shares of Common Stock of the Company owned directly by Mr. Freedman and an affiliated company; and (ii) 1,088,236 shares of Common Stock issuable upon the conversion of debentures and the exercise of warrants held by Mr. Freedman.

(4) Cede & Company is a depository that holds securities as nominee for various broker-dealers and other to facilitate stock transfers.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company's chairman and majority stockholder advanced $2,054,479 to the Company during 2000. According to an October 25, 1999 agreement between David B. Coulter and the Company, David B. Coulter acted as Company agent in regard to the advancement of the $2,043,479 and he accepted 1,846 shares of $1,000 par value Series A preferred stock in full settlement of $1,846,000 of the debt. Series A preferred stock is convertible into restricted common stock at $.50 per share. On November 15, 2000, the chairman converted 600 shares of Series A preferred stock into 1,200,000 shares of restricted common stock.

     As of December 31, 2001, THE Company owed David B. Coulter, the
Chief Executive Officer and Director of the Company, the amount of $108,479 which is due on demand with interest at 8% per annum.

     Ms. Andreea Porcelli, a former director of the Company during fiscal
2001, received $340,000 and warrants to purchase 187,420 shares of Common Stock as compensation for offering and selling Common Stock of the Company in Europe in an offering conducted in Reliance upon Regulation S under the Securities
Act of 1933.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Form 8-K reports

     No Form 8-K reports were filed by the Company during the last quarterly period for the fiscal year ended December 31, 2001.

Exhibits - Index to Exhibits

INDEX TO EXHIBITS

EXHIBIT
--------

       3.1 Certificate of Incorporation of the Company filed December 30, 1999, is incorporated herein by referenced from the Company's (SEC File No. 33-57998-D) Form SB-2 registration statement filed April 29, 1993, Item 27(a).

       3.2 Bylaws of the Company are incorporated herein by reference to the Company's (SEC File No. 33-57998-D) Form SB-2 registration statement filed April 29, 1993, Item 27(a), Exhibit 3.2.

       3.3 Certificate of Amendment of Certificate of Incorporation of the Company is incorporated herein by reference from the Company's (SEC File No. 33-57998-D) Form SB-2 registration statement filed April 29, 1993, Item 27.

       3.4 Amendment to Certificate of Incorporation filed February 2, 1995, is incorporated herein by reference from the Company's (SEC File No. 0-21566) Form 10-KSB annual report for the year ended December
              31. 1994, Item 6, Exhibit 3.01.

       3.5 Certificate of Designation, Preferences, Rights and Limitations of 12% Convertible Preferred Stock of the Company filed January 25, 1993, is incorporated herein by reference from the Company's (SEC File No. 0-21566) annual report on Form 10-K for the year ended June 30, 1996, Part IV, Item 14(c), Exhibit 4.06.

       3.6 Certificate of Designation, Number, Preferences, Rights and Limitations of its Series B Convertible Preferred Stock of the Company filed January 25, 1993.

       3.7 Certificate of Designation, Powers, Preferences, Rights and Limitations of its Series C Convertible Preferred Stock of the Company filed January 25, 1993.

       3.8 Certificate of Amendment of Certificate of Incorporation of the Company filed June 26, 1996, is incorporated hereby reference from the Company's (SEC File No. 0-21566) annual report on Form 10- KSB for the year ended June 30, 1996, Part IV, Item 14(c), Exhibit 4.06.

       3.9 Certificate of Amendment of Certificate of Incorporation of October 3, 2000, is incorporated hereby by reference to Exhibit
              4.07 to the Form 10-KSB of the Company (Eurbid.com) for its fiscal year ended June 30, 2000.

       3.10 Bylaws of the Company are incorporated herein by reference to the Company's (SEC File No. 33-57998-D) Form SB-2 registration statement filed, April 29, 1993, Item 27(a), Exhibit 3.2.

       10.    Material Contracts

       10.1 Stock Exchange Agreement dated November 15, 2000, between Junum.com, Inc., David B. Coulter, and Eurbid.com, Inc. attached to Form 8-K filed November 30, 2000 is incorporated herein by reference.

       10.2 Asset Purchase Agreement between Junum.com, Inc., Eurbid.com, Inc. and eCard Solutions, Inc., attached to Form 8-K filed January 16, 2001, is incorporated herein by reference.

       10.3 Junum 2001 Consultant Compensation Plan attached as exhibit 4.2 of the Company's Form S-8 registration statement filed March 9, 2001 (SEC File No. 333-49358) is incorporated herein by reference to its Consultant Compensation Plan filed November 6, 2000, Exhibit 4.2.

       10.4 Junum Incorporated Amended and Restated 2001 Consultant Compensation Plan is incorporated herein by reference to the Company's Form S-8 registration statement filed on March 9, 2001 (SEC File No. 333-49358).

       10.5 Amendment No. 1 to the Junum Incorporated Amended and Restated 2001 Consultant Compensation Plan is incorporated herein by reference to the Company's Form S-8 registration statement filed on May 1, 2001 (SEC File No. 333-49358).

       10.6 Amendment No. 2 to the Junum Incorporated Amended and Restated 2001 Consultant Compensation Plan is incorporated herein by reference to the Company's Form S-8 registration statement filed on August 1, 2001 (SEC File No. 333-49358).

       10.7 Amendment No. 3 to the Junum Incorporated Amended and Restated 2001 Consultant Compensation Plan is incorporated herein by reference to the Company's Form S-8 registration statement filed on October 3, 2001 (SEC File No. 333-49358).

       10.8 Junum Incorporated 2002 Consultant Compensation Plan is incorporated by reference to Exhibit 4.2 of the Company's Form S-8 registration statement filed on January 11, 2002 (SEC File No. 333-76608).

       10.9 Junum Incorporated 2002 Stock Option, SAR and Stock Bonus Consultant Plan is incorporated by reference to Exhibit 10.1 to the Company's Form S-8 registration statement filed March 25, 2002 (SEC File No. 84830)

      10.10 Letter from Malone & Bailey PLLC confirming change of Junum's accounting firm to Smith & Company dated November 29, 2000 is incorporated by reference to the Company's Form 8-K report filed on November 30, 2000.

       10.11 Consultant Agreement dated April 1, 2002 with Patricia Marti, relating to operational performance and efficiency.

       10.12  Warrant Agreement dated January 2, 2002 with Patricia Marti.

       10.13  Warrant Agreement dated March 1., 2002 with Patricia Marti.

       10.14  Reimbursement Agreement dated March 25, 2002 with GCH Capital Ltd.

       10.15  Warrant Agreement dated December 27, 2001 with Crosby Haffner.

       10.16 Assignment of intellectual property rights from David Coulter to the Company dated September 27, 2000.

       10.17 Investment Banking Agreement dated June 1, 2001 with Hornblower & Weeks Financial Corporation to provide investment banking services.

       10.18 Consulting Agreement dated August 1, 2001 with David Bernard, relating to marketing and product development.

       10.19 Consulting Agreement dated January 1, 2002 with Red L. Sanborn, regarding relations with corporate partners.

       10.20  Stock Purchase Agreement dated May 9, 2001 with Randall W.
              Heinrich.

       10.21 Consulting Agreement dated August 15, 2001 wit Whitcrest Limited, regarding customer questions.

       10.22 Asset and Membership Purchase Agreement dated December 28, 2001, With Emergent Financial Group, Inc.

       10.23  Consulting Agreement with Kate Greenberg dated
              January 15, 2002.

       10.24  Warrant Agreement with Greenberg dated January
              2, 2002.

       10.25 Marketing Agreement with AJ Marketing Group, Inc., dated November 1, 2001.

       10.26 Employment Agreement between Junum and David B. Coulter dated November 15, 1999.

       10.27  Consultant Agreement with KNG Consulting, LLC dated March 1, 2002.

       10.28  Warrant dated March 1, 2002, issued to KNG Consulting, LLC

       11.    Statement re: computation of per share earnings

              Reference is made to the Consolidated Statements of Operations of Consolidated Financial Statements of the Company which are incorporated herein by reference.

       16.    Letter on changes in certifying accountant

              Letter of Malone & Bailey PC is incorporated herein by reference to Exhibit 2 to the Company's Form 8-K report on November 15, 2000.

       21.    A description of the subsidiaries of the Company

       23.1   Consent of Smith & Company independent auditor

       27.    Financial Data Schedule
              Not Applicable.

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2002                              REGISTRANT:

                                            JUNUM INCORPORATED

                                            By: /s/David B. Coulter
                                            -----------------------------
                                            David B. Coulter, Chief Executive
                                            Officer, President, sole Director
                                            and Principal Accounting Officer

         In accordance with the Exchange Act, this report has been signed by the following person on behalf of the registrant and in the capacities and on the date below indicated.

April 15, 2002

                                            /s/ David B. Coulter
                                            -----------------------------
                                            David B. Coulter, Chief Executive
                                            Officer, President, sole Director
                                            and Principal Accounting Officer

                                      SMITH
                                        &
                                     COMPANY

           A Professional Corporation of Certified Public Accountants

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Junum Incorporated

We have audited the accompanying consolidated balance sheet of Junum Incorporated (a Delaware corporation) and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2001 and for the period from October 21, 1999 to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Junum Incorporated and subsidiaries as of December 31, 2001, and the results of their operations, changes in stockholders' equity, and their cash flows for the year ended December 31, 2001 and for the period from October 21, 1999 to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has cash flow constraints, an accumulated deficit, and suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management' s plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 13 to the consolidated financial statements, the accompanying consolidated statements of operations, shareholders' equity, and cash flows for the period ended December 31, 2000, have been restated.

                                                    /s/ Smith & Company
                                                    CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
April 15, 2002

          10 West 100 South, Suite 700o Salt Lake City, Utah 84101-1554
              Telephone: (801) 575-8297o Facsimile: (801) 575-8306
                        E-mail: smithcocpa@earthlink.net
           Members: American Institute of Certified Public Accountants
                Utah Association of Certified Public Accountants

                       JUNUM INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                   December 31,
                                                                        2001
                                     ASSETS
                                     ------
CURRENT ASSETS
Cash in bank                                                       $     11,423
Accounts receivable - trade                                                 650
Other accounts receivable                                                     0
Stock subscription receivable (Note 12)                                       0
Accounts receivable - employees                                               0
Prepaid expenses                                                              0
                                                                   -------------
          TOTAL CURRENT ASSETS                                           12,073

PROPERTY, PLANT & EQUIPMENT (Note 2)                                    726,253

OTHER ASSETS
  Intangible assets (Note 7)                                            525,569
Credit card portfolio (Note 8)                                        5,820,000
Other                                                                     4,000
                                                                   -------------
                                                                      6,349,569
                                                                   -------------
                                                                   $  7,087,895
                                                                   =============

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------
CURRENT LIABILITIES
Accounts payable                                                   $  1,516,542
Accrued expenses (Note 5)                                             1,022,712
Capital leases                                                           35,961
Loans payable (Note 6)                                                  244,600
Convertible debentures (Note 6)                                       1,050,000
Less discount                                                           (81,247)
                                                                   -------------
          TOTAL CURRENT LIABILITIES

LONG-TERM LIABILITIES
Notes payable to GCH Capital                                            180,000
                                                                   -------------
          TOTAL LONG-TERM LIABILITIES                                   180,000
                                                                   -------------

          TOTAL LIABILITIES                                           3,968,568

STOCKHOLDERS' EQUITY (Note 10)
  Preferred stock, issuable in series, $1,000 par value,
     10,000,000 authorized shares
       Series A convertible voting preferred stock,
          $1,000 par value, 25,000 shares authorized;
             None issued and outstanding                                      0
       Series B convertible non-voting preferred stock,
          $1,000 par value, 25,000 shares authorized;
             750 issued and outstanding                                 750,000
       Series C convertible non-voting preferred stock,
          $1,000 par value, 25,000 shares authorized;
             5,140 issued and outstanding                             5,140,000
Common stock, $0.01 par value, 100,000,000 authorized shares;
  42,771,068 issued and outstanding                                     427,711
Common stock committed, 860,000 shares (Note 12)                          8,600
Additional paid in capital                                           16,655,598
Subscriptions receivable (Note 12)                                   (1,967,907)
Accumulated deficit                                                 (17,894,675)
                                                                   -------------
          TOTAL STOCKHOLDERS' EQUITY                                  3,119,327
                                                                   -------------
                                                                   $  7,087,895
                                                                   =============

        See accompanying notes to the consolidated financial statements


                               JUNUM INCORPORATED AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Year ended   October 21, 1999
                                                                    December 31,  to December 31,
                                                                       2001       2000 (restated)
                                                                   -------------   -------------

Net sales                                                          $    416,656    $    488,253
Cost of sales                                                           143,984         411,019
                                                                   -------------   -------------

          GROSS PROFIT (LOSS)                                           272,672          77,234

General & Administrative Expenses                                     8,342,925       7,122,131
Depreciation and amortization                                           373,360         203,043
                                                                   -------------   -------------
                                                                      8,716,285       7,325,174

               NET OPERATING LOSS                                    (8,443,613)     (7,247,940)

Other Income (expenses)
  Net gain (loss) on disposal of assets                                 (85,720)       (123,221)
  Interest income                                                           500           3,705
  Interest expense (Note 6)                                            (407,855)     (1,590,531)
                                                                   -------------   -------------
                                                                       (493,075)     (1,710,047)

          NET LOSS BEFORE INCOME TAXES                               (8,936,688)     (8,957,987)

Income tax expense                                                            0               0
                                                                   -------------   -------------

          NET LOSS                                                 $ (8,936,688)   $ (8,957,987)
                                                                   =============   =============

Basic and diluted net (loss) per weighted average share (Note 1)   $      (0.28)   $      (0.69)
                                                                   =============   =============

Weighted average number of common shares used to
compute net income per weighted average share
                                                                     31,970,981      12,966,727
                                                                   =============   =============

                 See accompanying notes to the consolidated financial statements



                                                           JUNUM INCORPORATED AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     FOR THE PERIOD FROM OCTOBER 21, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2001
                                                       Common Stock
                                                  Par Value $0.01 (Note A)
                                 ---------------------------------------------------------                Additional      Retained
                                                   Shares                      Committed   Subscriptions    Paid-in       Earnings
                                    Shares       Committed       Amount          Amount      Receivable     Capital      (Deficit)
                                 ------------   ------------   ------------   ------------  ------------  ------------  ------------
Balances at 10/21/99                       0              0    $         0    $         0   $         0   $         0   $         0
Shares issued
  for cash ($.01 per share)        3,000,000                         3,000                                     57,000
  for NCCN - net asset
  ($.01 per share)                 2,000,000                         2,000                                     38,000
  for service ($69,400)              739,000                           739                                     68,662
Restatement of Common
  Stock and additional
  paid-in capital to reflect
  2 for 1 stock split              5,739,000                         5,739                                     (5,739)
Private Placement at
  $.88 per share                   2,430,000                         2,430                                  2,128,144
Restatement of common
  stock and additional
  paid-in capital in
  connection with
  reverse merger                                                   125,173                                   (125,173)
Shares in lieu of interest           200,000                         2,000                                    118,000
Issue Officer's warrants           1,750,000                        17,500                                  1,032,500
Noncash interest expense
  from warrants issued
  on debt                                                                                                      10,222
Cash paid as commission
  for PPM #1                                                                                                  (78,000)
Cancel Common Stock               (3,400,000)                      (34,000)
Issue Preferred "A" shares
  in exchange for debt
  cancellation to D. Coulter
Issue Preferred "A" shares as
  compensation to D. Coulter
Beneficial conversion of all
  1,946 shares of Preferred
  "A" to common as vesting
  and conversion ability is
  immediate                                                                                                   389,200

table split in half - see next page

                                              F-4a


table continued...
                                     Preferred Stock "A"           Preferred Stock "B"         Preferred Stock "C"
                                        Par Value $1,000             Par Value $1,000            Par Value $1,000
                                 ---------------------------   ---------------------------  --------------------------
                                    Shares         Amount         Shares        Amount         Shares         Amount
                                 ------------   ------------   ------------   ------------  ------------  ------------
Balances at 10/21/99                       0    $         0              0    $         0             0   $         0
Shares issued
  for cash ($.01 per share)
  for NCCN - net asset
  ($.01 per share)
  for service ($69,400)
Restatement of Common
  Stock and additional
  paid-in capital to reflect
  2 for 1 stock split
Private Placement at
  $.88 per share
Restatement of common
  stock and additional
  paid-in capital in
  connection with
  reverse merger
Shares in lieu of interest
Issue Officer's warrants
Noncash interest expense
  from warrants issued
  on debt
Cash paid as commission
  for PPM #1
Cancel Common Stock
Issue Preferred "A" shares
  in exchange for debt
  cancellation to D. Coulter           1,946      1,946,000
Issue Preferred "A" shares as
  compensation to D. Coulter           1,000      1,000,000
Beneficial conversion of all
  1,946 shares of Preferred
  "A" to common as vesting
  and conversion ability is
  immediate

See Notes to Consolidated Financial Statements.

                                      F-4b



                                                           JUNUM INCORPORATED AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
                                     FOR THE PERIOD FROM OCTOBER 21, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2001

                                                       Common Stock
                                                  Par Value $0.01 (Note A)
                                 ---------------------------------------------------------                Additional      Retained
                                                   Shares                      Committed   Subscriptions    Paid-in       Earnings
                                    Shares       Committed       Amount          Amount      Receivable     Capital      (Deficit)
                                 ------------   ------------   ------------   ------------  ------------  ------------  ------------
Common Stock of
  Eurbid.com retained in
  connection with reverse
  merger                             448,348                         4,483                                  (586,384)
Common Stock of
  Junum.com, Inc.
  remaining to be exchanged
  as the result of reverse
  merger                          (2,668,000)     2,668,000        (26,680)        26,680
Convert 600 shares from
  Preferred "A" to
  Common Stock                     1,200,000                        12,000                                    588,000
NetSat Subscription                               4,000,000                        40,000    (2,400,000)    2,360,000
General Commerce Bank                             1,000,000                        10,000      (600,000)      590,000
Common Stock issued for
  consulting services                  4,545                            45                                      7,455
NetSat issuance                      666,666       (666,666)         6,667         (6,667)      400,000
Preferred stock "C" issued
  for CC portfolio
Compensation for CC
  Portfolio finder fee             1,200,000                        12,000                                    708,000
GCH Capital - Eurbid
  finder fee
Noncash interest expense
  from beneficial
  conversion on debt                                                                                           75,000
Net Loss                                                                                                                 (8,957,987)
                                 ------------   ------------   ------------   ------------  ------------  ------------  ------------
Balances at 12/31/00 (restated)   13,309,559      7,001,334        133,096         70,013    (2,600,000)    7,374,887    (8,957,987)

Issuance of committed stock        6,141,334     (6,141,334)        61,413        (61,413)
Convert Series A preferred        18,640,000                       186,400                                  1,659,600
Forfeit Series A preferred                                                                                    500,000
Issuances for European
  Shareholder loyalty
  program                          1,570,023                        15,700                                  3,565,170
Stock issued with 12%
  debentures                         196,963                         1,970                                     89,697
Conversion of 11%
  debentures                          61,111                           611                                     91,056
Stock issued for services          2,852,078                        28,521                                  3,375,188
Subscriptions received                                                                          632,093
Net Loss                                                                                                                 (8,936,688)
                                 ------------   ------------   ------------   ------------  ------------  ------------ -------------
Balances at 12/31/01              42,771,068        860,000    $   427,711    $     8,600   $(1,967,907)  $16,655,598  $(17,894,675)
                                 ============   ============   ============   ============  ============  ============ =============

table split in half - see next page

                                              F-5a


table continued...

                                     Preferred Stock "A"           Preferred Stock "B"         Preferred Stock "C"
                                        Par Value $1,000             Par Value $1,000            Par Value $1,000
                                 ---------------------------   ---------------------------  --------------------------
                                    Shares         Amount         Shares        Amount         Shares         Amount
                                 ------------   ------------   ------------   ------------  ------------  ------------
Common Stock of
  Eurbid.com retained in
  connection with reverse
  merger
Common Stock of
  Junum.com, Inc.
  remaining to be exchanged
  as the result of reverse
  merger
Convert 600 shares from
  Preferred "A" to
  Common Stock                          (600)      (600,000)
NetSat Subscription
General Commerce Bank
Common Stock issued for
  consulting services
NetSat issuance
Preferred stock "C" issued
  for CC portfolio                                                                                5,100     5,100,000
Compensation for CC
  Portfolio finder fee
GCH Capital - Eurbid
  finder fee                                                           750        750,000
Noncash interest expense
  from beneficial
  conversion on debt
Net Loss
                                 ------------   ------------   ------------   ------------  ------------  ------------
Balances at 12/31/00 (restated)        2,346      2,346,000            750        750,000         5,100     5,100,000

Issuance of committed stock
Convert Series A preferred            (1,846)    (1,846,000)
Forfeit Series A preferred              (500)      (500,000)
Issuance of Series C preferred
  for assets                                                                                         40        40,000
Issuances for European
  Shareholder loyalty
  program
Stock issued with 12%
  debentures
Conversion of 11%
  debentures
Stock issued for services
Subscriptions received
Net Loss
                                 ------------   ------------   ------------   ------------  ------------  ------------
Balances at 12/31/01                       0    $         0            750    $   750,000         5,100   $ 5,100,000
                                 ============   ============   ============   ============  ============  ============


See accompanying notes to the consolidated financial statements

                                               F-5b


                            JUNUM INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Year ended      October 21, 1999
                                                         December 31,     to December 31,
                                                            2001          2000 (restated)
                                                      ----------------   ----------------
OPERATING ACTIVITIES
   Net loss                                           $    (8,936,688)   $    (8,957,987)
   Adjustments to reconcile net income to cash
     used by operating activities:
          Depreciation and amortization                       373,360            203,043
          Stock issued for expenses                         6,984,579          3,017,823
          Loss (gain) on disposal of assets                    85,720            123,221
   Changes in assets and liabilities:
          Accounts receivable - trade                          30,198           (317,232)
          Other receivables                                    46,384                  0
          Prepaid expense                                      29,053            (29,053)
          Deposits                                             85,047            (85,047)
          Accounts payable                                    241,903          1,106,159
          Accrued expenses                                    310,775            711,937
                                                      ----------------   ----------------
                    NET CASH USED
                    BY OPERATING ACTIVITIES                  (749,669)        (4,227,136)

INVESTING ACTIVITIES
  Purchase of equipment                                      (105,559)        (1,406,038)
  Costs of registering patents                                (46,126)          (130,821)
  Purchase of domain name                                           0             (4,000)
  Costs of intangible assets                                 (308,622)                 0
                                                      ----------------   ----------------
                    NET CASH USED
                    BY INVESTING ACTIVITIES                  (460,307)        (1,540,859)

FINANCING ACTIVITIES
  Proceeds from issuance of notes payable                     100,000          2,759,079
  Payments on notes payable                                  (320,400)                 0
  Capital leases                                                    0             50,103
  Payments on capital leases                                  (14,142)                 0
  Proceeds from convertible debentures                        835,420            366,667
  Payments on convertible debentures                          (50,000)                 0
  Stock subscriptions received                                632,093                  0
  Sale of preferred stock                                           0          2,630,574
                                                      ----------------   ----------------
                    NET CASH PROVIDED
                    BY FINANCING ACTIVITIES                 1,182,971          5,806,423
                                                      ----------------   ----------------

                    INCREASE (DECREASE) IN CASH AND
                    CASH EQUIVALENTS                          (27,005)            38,428

Cash and cash equivalents at beginning of period               38,428                  0
                                                      ----------------   ----------------

                    CASH & CASH EQUIVALENTS
                    AT END OF PERIOD                  $        11,423    $        38,428
                                                      ================   ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for: Interest                               $       112,511    $         4,823
               Taxes                                                0                  0


NONCASH INVESTING AND FINANCING ACTIVITIES
During 2001 common stock of $611 and additional paid-in capital of $91,056 was issued upon conversion of $91,667 in 11% convertible debentures. $61,413 in common stock that had previously been committed was issued. 1,846 shares of series A preferred stock was converted into common stock of $186,400 and paid-in capital of $1,659,600. 500 shares of series A preferred stock was forfeited upon termination of an employee. 40 shares of Series C convertible preferred stock were issued for assets.

During the period ended December 31, 2000, the Company issued 5,100 shares of series "C" preferred stock to acquire a credit card portfolio valued at $5,100,000, 2,946 shares of series "A" preferred stock to settle $1,946,000 of debts and to provide compensation of $1,000,000, and 750 shares of series "B" preferred stock for expenses of $750,000.

See accompanying notes to the consolidated financial statements

                       JUNUM INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         Organization and Business
         -------------------------
         Junum Incorporated ("Junum") through its operating subsidiary, Junum.com, Inc. (Junum.com) (collectively the "Company") provides credit management, debt exchange and financial services to its membership comprised of consumers and small businesses. The Company is based in Costa Mesa, California. The financial statements include Junum.com, as well as Junum's additional six subsidiaries; all of which are Nevada Corporations and inactive. They are NextTech, Inc., Voleran, Inc., Junum Intellectual Property, Inc., Junum Financial Services, Inc., Junum Company, Inc., and Junum Europe, Ltd.

         Basis of Presentation
         ---------------------
         Junum is the successor to Eurbid.com, Inc. ("Eurbid"), which was originally incorporated in the State of Delaware on December 30, 1992, and was merged with Junum's predecessor, Junum.com on November 15, 2000.

         On November 15, 2000 Eurbid agreed to acquire all of the outstanding shares of common stock of Junum.com and merged the operations of Junum.com into Eurbid in a business combination which has been accounted for as a reverse acquisition (similar to a pooling of interests). Junum.com became the successor company and Eurbid' s name was changed to Junum Incorporated. The Company year end was June 30, but subsequent to June 30, 2000, was changed to December 31. Consequently, financial statements were issued as of June 30, 2000 and for the period from October 21, 1999 to June 30, 2000, as well as December 31, 2000 and for the six month period then ended. These financial statements include comparative balances for the period from October 21, 1999 to December 31, 2000. Backing out 1999 activity was not feasible nor is it material.

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

         As of December 31, 2001 and 2000, 860,000 and 2,668,000 shares, respectively, of common stock of Junum.com had not been exchanged for shares of the common stock of the Company.

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

         Earnings per share
         ------------------
         Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares outstanding during the periods presented. No diluted loss per share amounts are disclosed because their effect is antidilutive. Stock options and warrants to purchase shares of common stock that were outstanding during 2001 and 2000, which were not included in the computation of diluted loss per share because the effect would have been antidilutive, were 16,763,169 and 11,401,503, respectively.

                       JUNUM INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

         Advertising
         -----------
         Advertising costs are expensed as incurred. During the periods ended December 31, 2001 and 2000, advertising expenses totaled $138,705 and $14,279, respectively.

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

         Segment Reporting
         -----------------
         The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way public companies report information about operating segments and related disclosures about products and services, geographic areas and major customers in annual consolidated financial statements. The Company views its operations and manages its business as principally one segment.

         Customer and Vendor Concentrations
         ----------------------------------
         During the reporting period the Company had no customer that accounted for more than 10% of the Company's net sales.

         Fair Value of Financial Instruments
         -----------------------------------
         Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires the disclosure of the fair value, if reasonably obtainable, of the Company' s financial instruments. The Company's financial instruments consist of its cash, accounts receivable, line of credit, accounts payable and accrued expenses, notes payable, and notes payable to related parties. Management has determined that the fair values of the Company's financial instruments approximate their carrying values.

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

                       JUNUM INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001

NOTE 2:  PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment as of December 31, 2001, are summarized as follows:

                                                                     Net Book
                                      Cost        Depreciation        Value
                                  -------------   -------------   -------------
         Office Equipment         $    251,440    $    102,956    $    148,484
         Computers and software        449,251         171,670         277,581
         Furniture and fixtures        231,834          55,972         175,862
         Leasehold Improvements        140,753          47,914          92,839
         Lease equipment                51,535          20,048          31,487
                                  -------------   -------------   -------------

                                  $  1,124,813   $     398,560    $    726,253
                                  =============  ==============   =============

         Depreciation is calculated on the straight-line method over the estimated useful lives of the assets of 3-7 years.

NOTE 3:  RELATED PARTY TRANSACTIONS

         The Company issued debt instruments to related parties during 2001 as detailed in Note 6.

         The Company's chairman and majority stockholder advanced $2,054,479 to the Company during 2000. According to an October 25, 1999 agreement between David B. Coulter and the Company, David B. Coulter acted as Company Agent in regards to the advancement of the $2,043.479, and he accepted 1,846 shares of $1,000 par value Series A preferred stock in full settlement of $1,846,000 of the debt. Series A preferred stock is convertible into restricted common stock at $0.50 per share. On November 15, 2000, the chairman converted 600 shares of Series A preferred stock into 1,200,000 shares of restricted common stock. The Company still owes the chairman $108,479, which is due on demand and bears interest at 8% per annum.

         The Company also assumed $59,600 in debt to a Eurbid stockholder in connection with the reverse acquisition.

NOTE 4:  INCOME TAXES

         No income tax expense (benefit) was recognized for the years ended December 31, 2001 and 2000. Such amounts differ from the amounts computed by applying the United States Federal income tax rate of 34% to tax losses before income taxes as a result of the following:

                                                                      2001           2000
                                                                 -------------   -------------
                Computed "expected" tax benefit                  $ (3,038,474) $  (2,705,716)
                Decrease (increase) in income tax benefit
                  resulting from:
                    Change in valuation allowance for
                      deferred federal, state, and local
                      income tax assets                             3,038,474       2,705,716
                    State income taxes and other, net                       0               0
                                                                 -------------   -------------

                                                                 $          0    $          0
                                                                 =============   =============

         The tax effects of temporary differences that give rise to a substantial portion of the deferred income tax assets are presented below:

                                                                     2001            2000
                                                                 -------------   -------------
                    Net operating loss carryforwards             $ 17,894,675    $  8,957,987
                                                                 -------------   -------------

                           Total gross deferred tax assets         17,894,675       8,957,987
                           Less valuation allowance               (17,894,675)     (8,957,987)
                                                                 -------------   -------------

                           Net deferred tax assets               $          0    $          0
                                                                 =============   =============

         During the years ended December 31, 2001 and 2000, the Company incurred no Federal income tax liabilities.

         At December 31, 2001, the Company has approximately $17,900,000 available in net operating loss carryforwards for income tax purposes. These carryforwards expire in 2015 through 2016. Due to a the uncertainty about the Company's long-term ability to continue as a going concern, it is uncertain if the Company will be able to recognize any benefit from those carryforwards.

                       JUNUM INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001

NOTE 5:  ACCRUED EXPENSES

         Accrued expenses payable at December 31, 2001 are as follows:

         Vacation pay              $       26,534
         Other payroll                    787,372
         Interest                         208,806
                                   ---------------
                                   $    1,022,712
                                   ===============

NOTE 6:  LOANS PAYABLE

         During 2001, the Company issued 12% convertible debentures originally due February of 2002, and extended to June 30, 2002. 196,963 shares of common stock were issued along with the debentures. Proceeds were allocated to the stock based on market value, with the remainder allocated to the debentures, resulting in the recording of a discount. The balance, net of discount, is $568,753 at December 31, 2001.

         During 2001, the Company entered into an 8% note payable of $100,000 with a maturity date of June 7, 2002.

         In May and June 2000, the Company entered into convertible debenture agreements in which it agreed to issue to certain named investors 9% convertible debentures due six months after executing the agreement. Attached to each unit of $50,000 are warrants equaling 30,303 shares of common stock. The debentures were convertible upon issuance into registered shares of common stock at $1.65 per share. The balance outstanding at December 31, 2000 was $235,000. Maturity dates ranged from January 5, 2001 through January 20, 2001.

         During 2000, the Company also entered into various short term working capital loans with maturity dates through March 19, 2001 and interest rates between 9 and 60% APR. The balance outstanding at December 31, 2001 and 2000 was $324,600 and $410,000, respectively.

         During 2001 and 2000, the Company issued to certain investors 11% convertible debentures due six months after executing the agreement. Attached to each unit of $50,000 are warrants equaling 33,333 shares of common stock. The debentures were convertible upon issuance into registered shares of common stock at $1.50 per share. The balance outstanding at December 31, 2001 and 2000 was $400,000 and $366,667, respectively. Maturity dates ranged from March 29, 2001 through October 26, 2001, and have been extended to June 30, 2002.

NOTE 7:  INTANGIBLE ASSETS

         During 2000, the Company paid legal and regulatory fees to register a number of patents and trademarks. These costs have been capitalized, and they will be amortized over the estimated useful lives of the assets after the registration process is complete. Patents total $176,947 at December 31, 2001.

         During 2001, the Company paid $348,622 for Infobase software, and the consulting expertise of an individual who will help adapt it to the Company's needs. The cost was recorded as an intangible asset and will be amortized over three years.

NOTE 8:  CREDIT CARD PORTFOLIO

         Effective December 31, 2000, the Company acquired a non-performing portfolio of approximately $352.5 million in credit card receivables, representing approximately 189,000 individual accounts, as well as certain intellectual property and business systems relating to the conversion of non- performing receivables into performing receivables. The Company issued 5,100 shares of $1,000 par value Series C preferred stock as consideration for the portfolio and its associated assets. Additionally $720,000 in consulting fees relating to this acquisition were capitalized as an additional component of the cost. This consulting fee was paid for in the form of 1,200,000 shares of common stock. The Series C preferred stock and the issuance of the 1,200,000 shares of common stock are more fully discussed in Note 10.

         The Company has not sought an appraisal or evaluation of the current value of its credit card portfolio as of December 31, 2001, nor has the Company retained an expert or other qualified person to analyze or evaluate the collectability of the non-performing credit card receivables or to determine estimates of the costs of collection reveunues. As a result, it is not possible to determine the ultimate value or collectability of the Company's credit card portfolio with reasonable certainty.

         The Company is presently pursuing various alternative approaches to converting the portfolio into cash or other assets.

NOTE 9:  INCENTIVE STOCK OPTION PLAN / WARRANTS

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

                       JUNUM INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001

NOTE 9:  INCENTIVE STOCK OPTION PLAN / WARRANTS (CONTINUED)

         A summary of stock option transactions for the periods ended December 31, 2001 and 2000 is as follows:

                                            Options                            Warrants
                                   -----------------------------   -------------------------------
                                                     Weighted                          Weighted
                                                     Average                           Average
                                                  Exercise price                    Exercise price
         Outstanding                  Shares         per share         Shares          per share
                                   ------------   --------------   --------------   --------------
         October 21, 1999
           Granted                   5,670,000        $ 1.04           6,806,503    $        1.13
           Exercised                         -             -                   -                -
           Canceled or expired       1,075,000          1.28                   -                -
                                   ------------   --------------   --------------   --------------
         December 31, 2000           4,595,000           .098          6,806,503             1.13
           Granted                     682,500          2.18           4,679,166             3.23
           Exercised                         -             -                   -                -
           Canceled or expired       2,505,000          1.00                   -                -
                                   ------------   --------------   --------------   --------------

         December 31, 2001           2,772,500    $     1.27          11,485,669    $        1.99
                                   ============   ==============   ==============   ==============


         All options and warrants are exercisable at December 31, 2001.

         The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123). Therefore, the Company continues to account for stock-based compensation under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the stock based compensation been determined based upon the fair value of the awards at the grant date consistent with the methodology prescribed by FAS 123, the Company's net income (loss) and income
         (loss) per share would have been changed to the following pro forma amounts:

                                                            2001            2000
                                                       --------------  --------------
         Net income (loss)           As reported       $  (8,936,688)  $  (8,957,987)
                                     Pro forma           (24,046,949)    (26,633,033)
         Income (loss) per share:
           Basic and diluted         As reported               (0.28)          (0.69)
                                     Pro forma                 (0.75)          (2.05)

         The fair value of options and warrants was estimated at the date of grant using the modified Black- Scholes option-pricing model with the following weighted-average assumptions for 2001 and 2000: expected volatility of 120 percent and 54 percent, respectively; risk-free interest rate of 3.62 percent and 4.74, respectively; and expected life of 3 years. The weighted-average fair value of options granted was $0.44 and $4.25 in 2001 and 2000, respectively.

NOTE 10: EQUITY

         During 2001, the Company's Chief Executive Officer converted 1,846 shares of Series "A" preferred stock to 186,400 shares of common stock. The remaining 500 shares of Series "A" preferred stock were forfeited by another officer upon termination.

         Additional shares of common stock were issued during 2001, as detailed in the statement of stockholder's equity, related to a European shareholder loyalty program, the issuance and conversion of debentures, and for services rendered to the Company.

         On November 15, 2000, Junum.com merged with Eurbid as discussed in Note
         1. As a result of the merger the par value of the shares of Junum.com from its inception through November 15, 2000 have been restated to retroactively reflect the par value of the shares of Eurbid.

         The shares of stock held by the shareholders of Eurbid totaled 448,348 prior to the reverse merger. The Company has reflected such shares as new shares issued in connection with the reverse merger. The consideration received was $591,901 which represented the Eurbid liabilities that were assumed by the Company as a result of the reverse merger.

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

         On October 15, 2000, the Company granted to certain employees warrants to purchase 1,750,000 shares of common stock at a price of $.01 per share. Under the terms of the grant the warrants were immediately exercisable and employees exercised all the applicable warrants. Management estimated that the fair value of such warrants was $.60 per warrant at the date of the grants. Employees

                       JUNUM INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001

NOTE 10: EQUITY (CONTINUED)

         compensation expense of $1,032,500 was recognized during the six month period ended December 31, 2000.

         On November 15, 2000, the Company issued 1,846 Series A voting convertible preferred shares to the Company's Chief Executive Officer and principal shareholder in exchange for debt totaling $1,846,000. Holders of the Series A voting convertible preferred stock were entitled to convert each share of preferred stock, plus any declared but unpaid dividends, into shares of common stock based on $1,000 divided by the conversion price defined as the lesser of (i) 50% of the lowest closing price as reported by any securities exchange or market upon which the Company' s shares of common stock are traded for 20 trading days immediately preceding the conversion date; (ii) 80% of the lowest per share price of any issuance of the Company's shares of common stock or any securities convertible into shares of common stock prior to the conversion date; or (iii) $.50 per share of common stock.

         On November 15, 2000, immediately after the issuance of the Series A voting convertible preferred shares, the Company' s Chief Executive Officer exercised the conversion rights on 600 preferred shares with a conversion price of $.50 per share of common stock and was issued 1,200,000 shares of common stock. In connection with the issuance of the Series A non-voting convertible preferred stock, the Company has applied the recommendations of EITF Issue No 98-5 00-27 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios". Management estimated the fair value of the Company' s shares of common stock as of the date of the preferred share issuance to be $.60 per share. Interest expense totaling $389,200 has been recorded as the result of this beneficial conversion feature.

         On December 1, 2000, the Company issued 4,545 shares of common stock in exchange for consulting services totaling $7,500. The Company recorded the issuance of these shares at its estimated market value of $.60 at the time of issuance.

         On December 31, 2000, in connection with a consulting agreement signed on November 15, 2000, the Company issued 1,200,000 shares of the Company' s common stock in exchange for services to broker the acquisition of a non-performing credit card receivable portfolio as discussed in Note 7. Management estimated that the fair value of the shares of common stock was $.60 at the time the consulting agreement was executed. Management reflected the cost of these services as an additional component of the credit card portfolio totaling $720,000.

         On December 31, 2000, in connection with a consulting agreement signed on November 15, 2000, the Company issued 750 shares of Series B non-voting convertible shares in exchange for consulting services provided by GCH Capital. Management estimated the fair value of the consulting services to be $750,000. The conversion rights shall commence to be effective at the earlier of (a) the shares of common stock issuable upon such conversion are registered on a registration statement which has been declared effective by the Securities and Exchange Commission, or (b) November 10, 2001. The holder of the Series B non-voting convertible preferred stock is entitled to convert each share of preferred stock, plus any declared but unpaid dividends, into shares of common stock based on $1,000 divided by the conversion price defined as the lesser of (i) 50% of the lowest closing price as reported by any securities exchange or market upon which the Company' s shares of common stock are traded for 20 trading days immediately preceding the conversion date; (ii) 80% of the lowest per share priceof any issuance of the Company' s shares of common stock or any securities convertible into shares of common stock prior to the conversion date; or (iii) $.50 per share of common stock.

         In connection with issuance of the Series B non-voting convertible preferred stock, the Company has applied the recommendations of EITF Issue No. 98-5 00-27 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios". Based on management's estimate of the fair value of the Company' s shares of common stock of $.60 per common share as of the date of the execution of the consulting agreement, and the minimum conversion price per common share of $.50, the beneficial conversion feature of the preferred shares was determined to be $150,000. Commencing with periods beginning January 1, 2001, the Company will recognize $15,000 in preferred dividends per month over a 10 month period totaling $150,000 to account for the beneficial conversion feature of the preferred shares.

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

                       JUNUM INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001

NOTE 10: EQUITY (CONTINUED)

         Due to the uncertainty in connection with the ultimate conversion expense of the Series C preferred stock, the Company has elected to recognize any potential beneficial conversion expense if, and when, conversion is effected. The maximum beneficial conversion expense associated with the credit card portfolio is $5.1 million.

NOTE 11: COMMITMENTS AND CONTINGENCIES

         The Company leases certain property and equipment. At December 31, 2001, all leases but one are on a month-to-month basis. Rent expense for the periods ended December 31, 2001 and 2000 was $460,221 and $422,277, respectively. The single lease under contract is currently the subject of litigation. The Company is in default on lease payments, and has accrued a liability equal to payments in arrears. The additional amount, if any, that the Company may have to pay is subject to the Landlord's ability to obtain another tenant, among other things, and can't be reasonably estimated at this time.

         The Company is involved in other litigation in the normal course of business. No such matters are expected to be material to the financial statements.

NOTE 12: COMMITTED SHARES AND SUBSCRIPTIONS RECEIVABLE

         During 2000, the Company received subscription agreements for 5,000,000 shares of common stock at $0.60 per share ($3,000,000), of which 666,666 shares ($400,000) were fully paid and issued. An additional $392,093 was paid in January 2001.

         At December 31, 2001, shareholders representing 860,000 shares of common stock in Junum.com, Inc. had not yet converted their shares to Junum Incorporated as discussed in Note 9.

NOTE 13: RESTATEMENT

         During 2001, management identified an agreement effective during 2000 to grant 1,000 shares of Series A Preferred Stock to an officer. The accompanying 2000 financial statements have been restated to reflect the issuance of those shares as compensation.

NOTE 14: SUBSEQUENT EVENTS/GOING CONCERN CONSIDERATIONS

         On December 28, 2001, the Company entered into an agreement to sell NextTech Card Services, Inc. (NextTech), a wholly owned subsidiary, as well as a contract to provide service, in exchange for 8,333,333 shares of Emergent Financial Group, Inc.'s restricted common stock valued at $5,000,000. The agreement is conditional based on certain criteria that have not yet been met. Therefore, the sale is not considered to be consummated and has not been reflected in the financial statements.

         The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At December 31, 2001, the Company has a deficit in working capital of $3,757,712, a loss from operations for the year ended December 31, 2001 of $8,936,688, and an accumulated deficit of $17,894,675. Management feels that current plans to expand its operations and a combination of debt and equity financing will provide sufficient working capital to allow the Company to continue as a going concern.