Form 10QSB
period 2002-03-31
JUNUM INC
filed 2002-05-20
CIK 897545

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

[]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ______________ to ________________

         Commission File Number: 000-21566

                               JUNUM INCORPORATED
        (Exact name of small business issuer as specified in its charter)

                                    Delaware
                 ----------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   84-1219819
                         (I.R.S. Employer Identification
                                      No.)

                1590 Corporate Drive Costa Mesa, California 92626
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (714) 979-5063
                                ----------------
                           (Issuer's telephone number)

     Not Applicable (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes []    No []

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 49,527,403 shares at May 15, 2002 Transitional Small Business Disclosure Format (check one): Yes [] No [X]

                               JUNUM INCORPORATED

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Balance Sheet for the three months
ended March 31, 2002.......................................................3

Consolidated Statements of Operations for the three
months ended March 31, 2002, and 2001..................................... 4

Consolidated Statements of Cash Flows for the three
months ended March 31, 2002, and 2001..................................... 5

Notes to the Consolidated Financial Statements............................ 6

Item 2. Management's Discussion and Analysis or Plan of Operations........ 7

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................ 10

Item 2. Changes in Securities............................................ 11

Item 3. Defaults on Senior Securities.................................... 11

Item 4. Submission of Matters to a Vote of Security Holders.............. 11

Item 5. Other Information................................................ 11

Item 6. Exhibits and Reports on Form 8-K................................. 11

Signatures................................................................11

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                       JUNUM INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                             March 31,
                                                                               2002
       ASSETS
CURRENT ASSETS
   Cash in bank                                                         $           7,200
   Accounts receivable - trade                                                     42,609
   Prepaid expenses                                                                14,565
                                                                        -----------------
                                               TOTAL CURRENT ASSETS                64,374

PROPERTY, PLANT & EQUIPMENT                                                       672,659

OTHER ASSETS
   Patents                                                                        490,102
   Credit card portfolio                                                        5,820,000
                                                                        -----------------
                                                                                6,310,102
                                                                        -----------------

                                                                        $       7,047,135
                                                                        =================

     LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                     $       1,517,100
   Payable - shareholders                                                          28,000
   Accrued expenses                                                             1,172,331
   Capitalized leases                                                              35,961
   Convertible debentures                                                       1,065,625
   Loans payable                                                                  244,600
                                                                        -----------------
                                          TOTAL CURRENT LIABILITIES             4,063,617

LONG-TERM LIABILITIES
   Note payable                                                                   250,000
                                                                        -----------------
                                                  TOTAL LIABILITIES             4,313,617

STOCKHOLDERS' EQUITY
   Preferred stock, issuable in series, $1,000 par value,
     10,000,000 authorized shares
       Series A convertible voting preferred stock,
         $1,000 par value, 25,000 shares authorized;
           None issued and outstanding                                                  0
       Series B convertible non-voting preferred stock,
         $1,000 par value, 25,000 shares authorized;
           750 issued and outstanding                                             750,000
       Series C convertible non-voting preferred stock,
         $1,000 par value, 25,000 shares authorized;
           5,140 issued and outstanding                                         5,140,000
   Common stock, $0.01 par value, 100,000,000 authorized shares;
     49,012,402 issued and outstanding                                            490,124
   Common stock committed, 860,000 shares                                           8,600
   Additional paid in capital                                                  17,984,158
   Preferred stock dividend payable                                              (216,000)
   Subscriptions receivable                                                    (1,967,907)
   Accumulated deficit                                                        (19,455,457)
                                                                        ------------------
                                         TOTAL STOCKHOLDERS' EQUITY             2,733,518
                                                                        -----------------

                                                                        $       7,047,135
                                                                        =================

See Notes to Consolidated Financial Statements.

                       JUNUM INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                 Three Months Ended
                                                                      March 31,
                                                              2002                2001
                                                       ------------------  ------------------
Sales                                                  $          413,576  $          131,568
   Less returns and allowances                                     48,123              23,859
                                                       ------------------  ------------------
     Net sales                                                    365,463             107,709
Cost of sales                                                      52,200              93,059
                                                       ------------------  ------------------

                                         GROSS PROFIT             313,253              14,650

General & Administrative Expenses                               1,654,258           1,795,633
Depreciation                                                       51,594              85,485
                                                       ------------------  ------------------

                                   NET OPERATING LOSS          (1,392,599)         (1,866,468)

Other Income (expenses)
   Net gain (loss) on disposal of assets                                0              (5,902)
   Interest income                                                      0                   0
   Interest expense                                              (170,183)           (971,698)
                                                       ------------------- ------------------

                                             NET LOSS  $       (1,562,782) $       (2,844,068)
                                                       =================== ==================


Basic and diluted net (loss) per weighted
   average share                                       $            (0.03) $            (0.20)
                                                       =================== ==================

Weighted average number of common shares
   used to compute net income per weighted
   average share                                               45,891,735          14,092,120
                                                       ==================  ==================

                       JUNUM INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                 Three Months Ended
                                                                      March 31,
                                                              2002                2001
                                                       ------------------  ------------------
OPERATING ACTIVITIES
   Net loss                                            $       (1,562,782) $       (2,843,668)
   Adjustments to reconcile net income to cash
     provided by operating  activities:
       Depreciation and amortization                              137,933              85,485
       Stock issued for expenses                                1,137,473           1,270,805
       Net book value of assets disposed of                         4,000               5,902
   Changes in assets and liabilities:
       Accounts receivable                                        (41,959)            (11,083)
       Prepaid expense                                            (14,565)            (56,600)
       Accrued expenses                                           149,619             190,522
       Deposits                                                         0               6,244
       Accounts payable                                               558            (205,608)
                                                       ------------------  ------------------
                             NET CASH PROVIDED (USED)
                              BY OPERATING ACTIVITIES            (189,723)         (1,558,003)

INVESTING ACTIVITIES
   Purchase of equipment                                                0             (48,838)
   Costs of registering patents                                         0             (35,000)
   Purchase of domain name                                              0                   0
                                                       ------------------  ------------------
                                        NET CASH USED
                              BY INVESTING ACTIVITIES                   0             (83,838)

FINANCING ACTIVITIES
   Loans                                                          148,000             826,150
   Loan payments                                                        0            (586,296)
   Capitalized leases                                                   0              (1,431)
   Preferred dividends accrued                                   (216,000)                  0
   Sale of stock                                                  253,500           1,837,012
                                                       ------------------  ------------------
                                    NET CASH PROVIDED
                              BY FINANCING ACTIVITIES             185,500           2,075,435
                                                       ------------------  ------------------

                      INCREASE (DECREASE) IN CASH AND
                                     CASH EQUIVALENTS              (4,223)            433,594

   Cash and cash equivalents at beginning
     of period                                                     11,423              38,428
                                                       ------------------  ------------------

                              CASH & CASH EQUIVALENTS
                                     AT END OF PERIOD  $            7,200  $          472,022
                                                       ==================  ==================

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION
Cash paid for:
   Interest                                            $            8,474  $            4,823
   Taxes                                                                0                   0

                       JUNUM INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002



NOTE 1: BASIS OF REPORTING

     The accompanying financial statements have been prepared in accordance with SEC regulations for interim financial information. Accordingly, they do not include all of the information and footnotes required by auditing principles generally accepted in the United States of America for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Form 10KSB for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, its 98.8%-owned subsidiary, Junum.com, Inc., and its wholly-owned subsidiaries NextTech, Inc., Voleran, Inc., Junum Intellectual Property,
     Inc., Junum Financial Services, Inc., Junum Company, Inc., and Junum Europe, Inc. All significant intercompany balances have been eliminated in consolidation.

NOTE 2: SUBSEQUENT EVENTS/GOING CONCERN CONSIDERATIONS

     The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At March 31, 2002, the Company has a deficit in working capital of $3,999,243, a loss from operations for the three months ended March 31, 2002 of 1,562,782, and an accumulated deficit of $19,455,457.

     Junum, Inc. is emerging from a development stage. During the quarter ended March 31, 2002, the Company increased equity by $1,390,973, doubled revenues, and reduced general and administrative expenses by approximately 20%. Management feels that current plans to expand its operations and a combination of debt financing and the continued sale of common stock will provide sufficient working capital to allow the Company to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

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

OVERVIEW

     JUNUM Incorporated (hereinafter referred to as the "Company" or "Junum") is a technology-based financial services company specializing in providing credit management and related services primarily to individual consumers. There is also a product offering for small businesses. Junum is currently engaged in the business of assisting its members in evaluating and improving the accuracy of their credit reports through its Credit Profile Management program. The company is also in the process of developing new product offerings for its members in the areas of debt exchange, and facilitating credit access through a credit-matching program.

     Junum's Credit Profile Management program works toward improving the credit ratings of members and protecting their credit identities through the removal of inaccurate, outdated and unverifiable information from their credit reports. Junum's Credit Profile Management process analyzes a member's credit information from reports obtained from the credit bureaus. Junum assists members in identifying items on their reports that may be inaccurate or otherwise invalid and facilitates their verification or removal. Junum also assists members by providing notification of credit inquiries and other activities that could signal credit or identity fraud. In addition, Junum provides on-line credit education in the form of topical articles and information on various credit-related subjects.

     The two new products Junum plans to introduce expand on the need for good and accurate credit. The credit card, provided to Junum members through the Debt Exchange program, will give members the opportunity to establish a positive credit record through debt repayment and establishment of an on-time monthly payment history. The third component of Junum's membership offering, Credit Match, will assist the member in obtaining information regarding potential sources of credit for which he or she is likely to be qualified.

Emergence from Development Stage

     The Company is emerged from a development stage during the last quarter of 2001. During the quarter ended March 31, 2002, the Company continued its efforts to strengthen revenues, control operating expenses and conserve working capital. During this quarter, the Company continued to draw down funds under its November 7, 2001 funding agreement with GCH Capital, Ltd. ("GCH"). This agreement provides that GCH will loan up to $600,000 to the Company in the form of senior secured debt with conversion rights and a 10% interest rate. As of March 31, 2002, the Company had borrowed $250,000 under this line of credit. This funding has enabled the Company to continue its operations and to invest in expansion and diversification of its product offerings and marketing activities, an investment that has paid off in terms of revenue growth. Management believes that this revenue growth will continue and that the Company will generate positive cash flow by the third quarter of 2002. In addition, the Company has made progress in reducing and extending its debt obligations and will attempt to further restructure existing debt. Management expects that cash flow from operations, supplemented by future debt and equity financings, will enable the Company to meet its need for working capital and to continue as a going concern.

History

     JUNUM Incorporated is the surviving public entity resulting from the stock exchange transaction between Eurbid.Com, Inc. and junum.com Inc. Junum.com Inc., a private company, was incorporated as a Nevada corporation on October 25, 1999, as a membership based credit management and financial services company.

     On November 15, 2000, EURBID.COM, INC. (the "Company") acquired approximately 80.05% of the issued and outstanding capital stock of Junum.com, Inc. pursuant to a Stock Exchange Agreement, dated November 15, 2000, by and between the Company, David B. Coulter and certain shareholders of junum.com Inc. Eurbid's name was then changed to JUNUM Incorporated. This business combination has been accounted for as a reverse merger, which is similar to a pooling of interests.

                             SELECTED FINANCIAL DATA


                                 Audited            Audited           Unaudited          Unaudited
                           ----------------------------------------------------------------------------
Consolidated                                                           Quarter            Quarter
    Statements of              Year Ended        10/21/1999 -           Ended              Ended
Operations                      12/31/2001        12/31/2000          3/31/2002          3/31/2001
                           ----------------------------------------------------------------------------
Revenues                    $          463,161    $       603,156   $         413,576  $        131,568
Gross Profit
(Loss)                                 272,672             77,234            299,679             14,650
Operating
Expenses                            (8,716,285)        (7,325,174)        (1,692,278)        (1,881,118)

Net Income (Loss)           $       (8,936,688)   $    (7,247,940)  $     (1,562,782)  $     (2,844,068)
                           ----------------------------------------------------------------------------
Earnings (Loss)             $            (0.28)   $         (0.69)  $          (0.03)  $          (0.20)
Per Share

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 2002(UNAUDITED) COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001(UNAUDITED):

NET SALES

     Net sales for the three-month period ending March 31, 2002 were $413,576. By comparison, net sales for the quarter ended March 31,2001 were $107,709. The 240% revenue increase from first quarter 2001 to the same period in 2002 is attributable to the addition of new marketing channels and a change in pricing strategy. The Company's sales during the three-month period ended March 31, 2002 were primarily from new accounts generated through Internet advertising. During first quarter of 2002, the Company supplemented its Internet advertising with co-branded affiliate marketing programs. The Company also changed its revenue model for Credit Profile Management memberships.

     The new revenue model is based on providing members with several options regarding how they pay for the Credit Profile Management service. Upon enrollment, the member is charged an initiation fee to cover administrative costs involved in sign-up. Thereafter, the member is charged a monthly
membership  fee  that  covers  ongoing  membership  services,   such  as  credit
evaluation and education, access to their MyJunum accounts, review of the member's credit reports, correspondence with Junum staff regarding credit report issues, etc. In addition, depending on the pricing alternative the member chooses, he or she is charged by item, or "service unit" for work Junum does in assisting that member with validating and correcting information appearing on his or her credit reports.

     Members pay fees based on their choice of pricing alternatives. A member may pay fees based on an "a la carte" option, with a relatively low monthly membership fee and additional charges for the actual services Junum provides, or a "flat rate" monthly or yearly fee. Pricing alternatives are structured to provide payment flexibility and affordability for the typical Junum member who may have a history of credit and cash flow problems.

COST OF SALES

     These expenses represent the cost of supporting the network connecting the Company to the Internet as well as the variable costs of providing billable services to Junum members. Costs of sales for the three-month period ended March 31, 2002 were $52,200 compared to $93,059 during the three- month period ended March 31, 2001. This represents a 44% improvement in costs of sales. As a percent of revenue, cost of sales dropped from 71% in the first quarter of 2001 compared to 13% in the first quarter of 2002.

GROSS PROFIT

     Gross profit for the period ended March 31, 2002 was $313,253 compared to $14,650 for the period ended March 31, 2001. The 1,946% increase is driven primarily by sales growth coupled with cost containment at the cost of sales level.

EXPENSES

     Total selling, general and administrative expenses decreased 12% from $1,881,118 for the three-month period ended March 31, 2001 to $1,654,258 for the three-month period ended March 31, 2002. Included in the 2002 total selling, general and administrative expenses are $577,437 of non-cash expenses related to consulting, legal and professional fees, much of which is non-recurring, as well as $560,000 in non-recurring professional and marketing expenses provided by the Company's investment banker. The Company sharply reduced both its headcount and office-related costs significantly in the second and third quarters of 2001 and has continued to maintain its operating costs at a lower level.

DEPRECIATION

     Depreciation decreased 41% from $85,485 for the quarter ended March 31, 2001 to $51,594 for the quarter ended March 31, 2002. The decrease was related to the release in mid-2001 of approximately 30% of the office space then leased by the company and the related reduction in leasehold improvements plus the disposal and loss of computer equipment.

OPERATING PROFIT (LOSS)

     Operating loss for the three-month period ended March 31, 2002 was $1,392,599 compared to a loss of $1,866,468 for the prior quarter. Revenue growth together with a reduction in general and administrative expenses, including staffing and office expenses explains the 25% improvement from first quarter 2001 to first quarter 2002.

INTEREST EXPENSE

     During the three-month period ended March 31, 2002, interest expense was $170,183 compared to $971,698 for the quarter ended March 31, 2001. The 2001 amount includes $931,560 of non- recurring, non-cash interest expense.

NET PROFIT (LOSS)

     Net loss for the quarter ended March 31, 2002 was $1,562,782 as compared to a net loss of $2,844,068 during the quarter ended March 31, 2001. The improvement in operating profit related to revenue growth, related to the reduction in general and operating costs, in combination with the reduction in interest costs, explains the improvement in net profit for the quarter ended March 31, 2002 compared to results for the quarter ended March 31, 2001.

INCOME TAX BENEFIT

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

INFLATION

     The Company believes that inflation has not had a material impact on its results of operations for the three months ended March 31, 2002, nor for the three months ended March 31, 2001.


GOING CONCERN

     The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.

     At March 31, 2002, the Company had a deficit in working capital of $3,999,243, a loss from operations for the three months ended March 31, 2002 of $1,392,599 and an accumulated deficit of $19,455,457.

NEED FOR ADDITIONAL FINANCING

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Please see the Company's form 10-KSB filed April 16, 2002 for the calendar year ended December 31, 2001 for disclosure of legal proceedings not included below.

     The Company is currently involved in several adversarial proceedings. Much of this litigation relates to unpaid liabilities. Individually or in combination, several of these claims could have a material impact on the Company's assets, operations or financial condition. The Company has booked reserves in its financial statements deemed by management to be adequate to cover anticipated judgments, legal and other costs associated with ongoing and potential litigation.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Company is currently in default on various 11% convertible debentures representing an unsecured liability of $225,000 plus accrued interest. The
Company has successfully negotiated with the holders of other 11% and 12% debentures to extend the due dates of an additional $850,000 until June 30, 2002. Management is currently in the process of negotiating with the holders of these debt securities to further restructure the terms of repayment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

          None

ITEM 5.  OTHER INFORMATION

          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (1)     Reports on Form 8-K:

     The Company has not filed any reports on Form 8-K during the quarter ended March 31, 2002.

                                   Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               JUNUM INCORPORATED

                            By: /s/ David B. Coulter
                                    -------------------------------
                                    David B. Coulter
                                    Chairman of the Board, President,
                                    Chief Executive Officer, and
                                    Principal Financial and
                                    Accounting Officer