Form 10QSB/A
period 2002-03-31
JUNUM INC
filed 2002-05-24
CIK 897545

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                  Form 10-QSB/A

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 49,527,403 shares at May 15, 2002.

     Transitional Small Business Disclosure Format (check one): Yes [] No [X]

                               JUNUM INCORPORATED

                                      INDEX

PART I. FINANCIAL STATEMENTS

Item 1. Consolidated Financial Statements:

Consolidated Balance Sheet for the three months
ended March 31, 2002 (Unaudited)...........................................3

Consolidated Statements of Operations for the three
months ended March 31, 2002, and 2001 (Unaudited)......................... 4

Consolidated Statements of Cash Flows for the three
months ended March 31, 2002, and 2001 (Unaudited)......................... 5

Notes to the Consolidated Financial Statements............................ 6

Item 2. Management's Discussion and Analysis or Plan of Operations........ 7

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................ 10

Item 2. Changes in Securities............................................ 11

Item 3. Defaults on Senior Securities.................................... 12

Item 4. Submission of Matters to a Vote of Security Holders.............. 12

Item 5. Other Information................................................ 12

Item 6. Exhibits and Reports on Form 8-K................................. 12

Signatures................................................................12

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                       JUNUM INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


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
           None issued and outstanding                                                  0
       Series B convertible non-voting preferred stock,
         $1,000 par value, 25,000 shares authorized;
           750 issued and outstanding                                             750,000
       Series C convertible non-voting preferred stock,
         $1,000 par value, 25,000 shares authorized;
           5,140 issued and outstanding                                         5,140,000
   Common stock, $0.01 par value, 50,000,000 authorized shares;
     49,012,402 issued and outstanding                                            490,124
   Common stock committed, 860,000 shares                                           8,600
   Additional paid in capital                                                  17,984,158
   Preferred stock dividend payable                                              (216,000)
   Subscriptions receivable                                                    (1,967,907)
   Accumulated deficit                                                        (19,455,457)
                                                                        ------------------
                                         TOTAL STOCKHOLDERS' EQUITY             2,733,518
                                                                        -----------------

                                                                        $       7,047,135
                                                                        =================

See Notes to Consolidated Financial Statements.

                       JUNUM INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                                 Three Months Ended
                                                                      March 31,
                                                              2002                2001
                                                       ------------------  ------------------
Sales                                                  $          413,576  $          131,568
   Less returns and allowances                                     48,123              23,859
                                                       ------------------  ------------------
     Net sales                                                    365,453             107,709
Cost of sales                                                      52,200              93,059
                                                       ------------------  ------------------

                                         GROSS PROFIT             313,253              14,650

Selling, General, and Administrative Expenses                   1,654,258           1,795,633
Depreciation                                                       51,594              85,485
                                                       ------------------  ------------------

                                   NET OPERATING LOSS          (1,392,599)         (1,866,468)

Other Income (expenses)
   Net gain (loss) on disposal of assets                                0              (5,902)
   Interest expense                                              (170,183)           (971,698)
                                                       ------------------- ------------------

                                             NET LOSS  $       (1,562,782) $       (2,844,068)
                                                       =================== ==================


Basic and diluted net (loss) per weighted
   average share                                       $            (0.03) $            (0.20)
                                                       =================== ==================

Weighted average number of common shares
   used to compute net income per weighted
   average share                                               45,891,735          14,092,120
                                                       ==================  ==================

                       JUNUM INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                 Three Months Ended
                                                                      March 31,
                                                              2002                2001
                                                       ------------------  ------------------
OPERATING ACTIVITIES
   Net loss                                            $       (1,562,782) $       (2,844,068)
   Adjustments to reconcile net income to cash
     provided by operating  activities:
       Depreciation and amortization                              137,933              85,485
       Stock issued for expenses                                1,137,473           1,271,203
       Net book value of assets disposed of                         4,000               5,902
   Changes in assets and liabilities:
       Accounts receivable                                        (41,959)            (11,083)
       Prepaid expense                                            (14,565)            (56,600)
       Accrued expenses                                           149,619             190,522
       Deposits                                                         0               6,244
       Accounts payable                                               558            (205,608)
                                                       ------------------  ------------------
                             NET CASH PROVIDED (USED)
                              BY OPERATING ACTIVITIES            (189,723)         (1,558,003)

INVESTING ACTIVITIES
   Purchase of equipment                                                0             (48,838)
   Costs of registering patents                                         0             (35,000)
                                                       ------------------  ------------------
                                        NET CASH USED
                              BY INVESTING ACTIVITIES                   0             (83,838)

FINANCING ACTIVITIES
   Loans                                                          148,000             826,150
   Loan payments                                                        0            (586,296)
   Capitalized leases                                                   0              (1,431)
   Preferred dividends accrued                                   (216,000)                  0
   Sale of stock                                                  253,500           1,837,012
                                                       ------------------  ------------------
                                    NET CASH PROVIDED
                              BY FINANCING ACTIVITIES             185,500           2,075,435
                                                       ------------------  ------------------

                      INCREASE (DECREASE) IN CASH AND
                                     CASH EQUIVALENTS              (4,223)            433,594

   Cash and cash equivalents at beginning
     of period                                                     11,423              38,428
                                                       ------------------  ------------------

                              CASH & CASH EQUIVALENTS
                                     AT END OF PERIOD  $            7,200  $          472,022
                                                       ==================  ==================

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION
Cash paid for:
   Interest                                            $            8,474  $            4,823
   Taxes                                                                0                   0

                       JUNUM INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2002



NOTE 1: BASIS OF REPORTING

     The accompanying financial statements have been prepared in accordance with SEC regulations for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Form 10KSB for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

     The Company has recently emerged from a development stage. During the quarter ended March 31, 2002, the Company increased equity by $1,390,973, doubled revenues, and reduced selling, general, and administrative expenses by approximately 20%. Management feels that current plans to expand its operations and a combination of debt financing and the continued sale of common stock will provide sufficient working capital to allow the Company to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

IN ADDITION TO HISTORICAL INFORMATION, MANAGEMENT'S DISCUSSION AND ANALYSIS INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO,
THOSE RELATED TO THE GROWTH AND STRATEGIES, FUTURE OPERATING RESULTS AND FINANCIAL POSITION AS WELL AS ECONOMIC AND MARKET EVENTS AND TRENDS OF THE COMPANY. ALL FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY, INCLUDING SUCH STATEMENTS HEREIN, INCLUDE MATERIAL RISKS AND UNCERTAINTIES AND ARE SUBJECT TO CHANGE BASED ON FACTORS BEYOND THE CONTROL OF THE COMPANY. ACCORDINGLY, THE COMPANY'S ACTUAL RESULTS AND FINANCIAL POSITION COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENT AS A RESULT OF VARIOUS FACTORS, INCLUDING, WITHOUT LIMITATION, FACTORS DESCRIBED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION REGARDING RISKS AFFECTING THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Emergence from Development Stage

     The Company emerged from a development stage during the last quarter of 2001. During the quarter ended March 31, 2002, the Company continued its efforts to strengthen revenues, control operating expenses and conserve working capital. During this quarter, the Company continued to draw down funds under its November 7, 2001 funding agreement with GCH Capital, Ltd. ("GCH"). This agreement provides that GCH will loan up to $600,000 to the Company in the form of senior secured debt with conversion rights and a 10% interest rate. As of March 31, 2002, the Company had borrowed $250,000 under this line of credit. This funding has enabled the Company to continue its operations and to invest in expansion and diversification of its product offerings and marketing activities, an investment that has paid off in terms of revenue growth. Management believes that this revenue growth will continue and that the Company will generate positive cash flow by the third quarter of 2002. In addition, the Company has made progress in reducing and extending its debt obligations and will attempt to further restructure existing debt. Management expects that cash flow from operations, supplemented by future debt and equity financings, will enable the Company to meet its need for working capital and to continue as a going concern.

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

                             SELECTED FINANCIAL DATA


                                 Audited            Audited           Unaudited          Unaudited
                           ----------------------------------------------------------------------------
Consolidated                                                           Quarter            Quarter
    Statements of              Year Ended        10/21/1999 -           Ended              Ended
Operations                      12/31/2001        12/31/2000          3/31/2002          3/31/2001
                           ----------------------------------------------------------------------------
Revenues                    $          416,656    $       488,253   $        413,576   $        131,568
Gross Profit
(Loss)                                 272,672             77,234            313,253             14,650
Operating
Expenses                              (493,075)        (1,710,047)        (1,705,852)        (1,881,118)

Net Income (Loss)           $       (8,936,688)   $    (8,957,987)  $     (1,562,782)  $     (2,844,068)
                           ----------------------------------------------------------------------------
Earnings (Loss)             $            (0.28)   $         (0.69)  $          (0.03)  $          (0.20)
Per Share

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 2002(UNAUDITED) COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001(UNAUDITED):

NET SALES

     Net sales for the three-month period ending March 31, 2002 were $365,453. By comparison, net sales for the quarter ended March 31, 2001, were $107,709. The 239% revenue increase from first quarter 2001 to the same period in 2002 is attributable to the addition of new marketing channels and a change in pricing strategy. The Company's sales during the three-month period ended March 31, 2002 were primarily from new accounts generated through Internet advertising. During the first quarter of 2002, the Company supplemented its Internet advertising with co-branded affiliate marketing programs. The Company also changed its revenue model for Credit Profile Management memberships.

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

COST OF SALES

     These expenses represent the cost of supporting the network connecting the Company to the Internet as well as the variable costs of providing billable services to Junum members. Costs of sales for the three-month period ended March 31, 2002 were $52,200 compared to $93,059 during the three- month period ended March 31, 2001. This represents a 44% improvement in costs of sales. As a percent of net sales, cost of sales dropped from 86% in the first quarter of 2001 compared to 14% in the first quarter of 2002.

GROSS PROFIT

     Gross profit for the period ended March 31, 2002 was $313,253 compared to $14,650 for the period ended March 31, 2001. The 2,038% increase is driven primarily by sales growth coupled with cost containment at the cost of sales level.

EXPENSES

     Total selling, general, administrative, and depreciation expenses decreased 9% from $1,881,118 for the three-month period ended March 31, 2001 to $1,705,852 for the three-month period ended March 31, 2002. Included in the 2002 total selling, general and administrative expenses are $577,437 of non-cash expenses related to consulting, legal and professional fees, much of which is nonrecurring, as well as $560,000 in nonrecurring professional and marketing expenses provided by the Company's investment banker. The Company sharply reduced both its headcount and office-related costs significantly in the second and third quarters of 2001 and has continued to maintain its operating costs at a lower level.

DEPRECIATION

     Depreciation decreased 41% from $85,485 for the quarter ended March 31, 2001 to $51,594 for the quarter ended March 31, 2002. The decrease was related to the release in mid-2001 of approximately 30% of the office space then leased by the company and the related reduction in leasehold improvements plus the disposal and loss of computer equipment.

OPERATING LOSS

     Operating loss for the three-month period ended March 31, 2002 was $1,392,599 compared to a loss of $1,866,468 for the earlier quarter. Revenue growth, together with a reduction in selling, general, and administrative expenses, including staffing and office expenses, explains the 25% improvement from first quarter 2001 to first quarter 2002.

INTEREST EXPENSE

     During the three-month period ended March 31, 2002, interest expense was $170,183 compared to $971,698 for the quarter ended March 31, 2001. The 2001 amount includes $931,560 of nonrecurring, non-cash interest expense.

NET LOSS

     Net loss for the quarter ended March 31, 2002 was $1,562,782 as compared to a net loss of $2,844,068 during the quarter ended March 31, 2001. The improvement in operating profit is explained by revenue growth, in combination with a reduction in operating expenses and interest costs for the quarter ended March 31, 2002, compared to results for the quarter ended March 31, 2001.

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

     At March 31, 2002, the Company had a deficit in working capital of $3,999,243, a loss from operations for the three months ended March 31, 2002 of $1,562,782 and an accumulated deficit of $19,455,457.

NEED FOR ADDITIONAL FINANCING

     The Company may require substantial additional financing to complete the capitalization of its business plan. The additional financing will be used primarily for payment of past due liabilities and for expansion of marketing programs. The Company can give no assurance that it will successfully negotiate or obtain additional financing, or that it will obtain financing on terms favorable or acceptable to it. The Company's ability to obtain additional capital depends on market conditions, the global economy and other factors outside its control. If the Company does not obtain adequate financing, or such financing is not available on acceptable terms, the Company's ability to satisfy its liabilities, finance its expansion, develop or enhance products and services, or respond to competitive pressures would be significantly limited. The Company's failure to secure necessary financing could have a material adverse effect on its business, prospects, financial condition, and results of operations.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Please see the Company's Form 10-KSB filed April 16, 2002 for the calendar year ended December 31, 2001, for disclosure of legal proceedings not included below.

     The Company is currently involved in several adversarial proceedings. Much of this litigation relates to unpaid liabilities. Individually or in combination, several of these claims could have a material impact on the Company's assets, operations, or financial condition. The Company has booked reserves in its financial statements deemed by management to be adequate to cover anticipated judgments, legal and other costs associated with ongoing and potential litigation.

ITEM 2.  CHANGES IN SECURITIES

     The following sets forth a description of all sales and issuances of the Company's securities during the period covered by this report. With respect to each issuance, the Company relied upon one or more exemptions from registration under the Securities Act of 1933, including Section 4(2) of the Securities Act of 1933 and Regulation S with respect to certain sales to non-U.S. persons, as defined by Regulation S.

     The Company issued shares of common stock to various providers of legal and consulting services in exchange for services performed. During the quarter ended March 31, 2002, the Company issued 1,535,269 shares under this type of arrangement. Management estimates that $577,473 worth of services at fair market value were received by the Company in exchange for issuance of these shares and has booked a corresponding non-cash expense in this amount for the period ended March 31, 2002. During April and May, an additional 722,000 shares have been issued for an estimated $202,070 in fair market value of services rendered. These transactions were registered under a Form S-8 Registration statement, or were exempt transactions under Section 4(2) of the Securites Act of 1933, as amended.

     During January 2002, the Company issued warrants to purchase 412,500 shares of the Company's common stock at $0.50 per share to two management consultants. These warrants had vested in their entirety as of March 1, 2002. On April 29, 2002, the Company agreed to reduce the exercise price of 262,500 of these warrants to $0.16.

     During March 2002, the Company issued warrants to purchase 5,400,000 shares of the Company's common stock at $0.17 per share to three management consultants. These warrants vest in equal monthly installments of 50,000 over three years. One of these individuals terminated her consulting agreement at the end of April 2002, forfeiting all but 150,000 of these warrants.

     During March 2002, the Company issued 87,000 shares of restricted stock to certain holders of its 11% and 12% convertible debentures in exchange for their agreement to extend the due date of these debentures.

     During March 2002, the Company issued 673,967 warrants to purchase the Company's common stock at $0.30 to certain investors in its 2001 equity offerings under Regulation D and Regulation S in exchange for a release of potential claims. In connection with this transaction, the Company also repriced 100,360 existing warrants held by the same group of investors, reducing the exercise price to $0.30.

     During March 2002, the Company issued a warrant to purchase 1,000,000 shares of the Company's common stock to a marketing affiliate of the Company. This warrant has an exercise price equal to the lesser of $0.085 per share or 80% of the average of the lowest three closing proces reported for the common stock in the twenty trading days prior to exercise. The warrant vested fully upon issuance.

     On March 4, 2002, the Company issued to an investor a one-year 10% convertible debenture in the face amount of $50,000 and a warrant to purchase 500,000 shares of the Company's common stock in exchange for a $50,000 investment. The warrant has an exercise price equal to the lesser of $0.085 per share or 80% of the average of the lowest three closing prices reported for the common stock in the twenty days prior to exercise. This is also the conversion rate of the debenture. The warrant vested fully upon issuance.

     On March 4, 2002, the Company issued a 10% one-year convertible debenture in the face amount of $560,000 to an investment bank in exchange for $200,000 in investment advisory services and to fund $360,000 worth of marketing and promotional costs. The debenture has a conversion rate equal to the lesser of $0.085 per share or 80% of the average of the lowest three closing prices reported for the common stock in the twenty trading days prior to conversion.

     On March 4, 2002, the Commpany's Board of Directors declared a 12% stock dividend to the holders of its Series B Convertible Preferred Stock. Accordingly, 2,541,176 shares of the Company's common stock were issued in payment of this dividend. The Company recorded this dividend at a value of $216,000 in its financial statemetns.

     In February and March of 2002, the Company issued 2,321,412 shares of its common stock pursuant to the cashless exercise of a warrant agreement ("Warrant") dated November 15, 2000. This Warrant entitled the holders to purchase 2,340,000 shares of the Company's common stock and has now been exercised in full.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.  OTHER INFORMATION

     In May 2002, the Company rescinded 3,000,000 shares issued to Netsat Holdings, Ltd. ("Netsat") pursuant to a Purchase Agreement dated December 1, 2000 under the terms of which Netsat was to purchase 4,000,000 shares of the Company's common stock at $0.60 per share. Payment for the shares was to be made in monthly installments of $200,000 over 12 months. Netsat made three installment payments and then defaulted on the Agreement. The Company has obtained an opinion of counsel with respect to the rescission.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (1)     Reports on Form 8-K:

     The Company has not filed any reports on Form 8-K during the quarter ended March 31, 2002.

     (2) Exhibits: None.


                                   Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this Amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               JUNUM INCORPORATED

May 22, 2002                By: /s/ David B. Coulter
                                    -------------------------------
                                    David B. Coulter
                                    Chairman of the Board, President,
                                    Chief Executive Officer, and
                                    Principal Financial and
                                    Accounting Officer