Form 10QSB
period 2002-06-30
JUNUM INC
filed 2002-08-19
CIK 897545

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002

[]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from                   to
                                        -----------------    ----------------

         Commission File Number:            021566
                                 --------------------

                               JUNUM INCORPORATED
        (Exact name of small business issuer as specified in its charter)

         Delaware                                    84-1219819
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                1590 Corporate Drive Costa Mesa, California 92626
                    (Address of principal executive offices)

                                 (714) 979-5063
                           (Issuer's telephone number)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 47,240,232 shares at August 12, 2002.

     Transitional Small Business Disclosure Format (check one): Yes [] No [X]

                               JUNUM INCORPORATED

                                      INDEX

PART I. FINANCIAL STATEMENTS

Item 1.       Consolidated Financial Statements:

         Consolidated Balance Sheet as of
              June 30, 2002 (Unaudited).......................................4

         Consolidated Statements of Operations for the three and six month periods ended June 30, 2002, and 2001 (Unaudited)...............5

         Consolidated Statements of Cash Flows for the six
              months ended June 30, 2002, and 2001 (Unaudited)................6

         Notes to the Consolidated Financial Statements.......................7

Item 2. Management's Discussion and Analysis or Plan of Operations............9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................15

Item 2.  Changes in Securities...............................................15

Item 3.  Defaults on Senior Securities.......................................17

Item 4.  Submission of Matters to a Vote of Security Holders.................17

Item 5. Other Information....................................................17

Item 6. Exhibits and Reports on Form 8-K.....................................18

Signatures...................................................................18

Exhibit......................................................................19

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

         See following page 4.

                       JUNUM INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                 June 30,
                                                                                   2002
                                                                             ----------------
                                                                                (Unaudited)
                                                      ASSETS
CURRENT ASSETS
   Cash in bank                                                              $         32,054
   Accounts receivable - trade                                                         82,634
                                                                             ----------------
                                                     TOTAL CURRENT ASSETS             114,688
PROPERTY, PLANT & EQUIPMENT (net of $481,756
   accumulated depreciation)                                                          604,314

OTHER ASSETS
   Intellectual property                                                              180,947
   Credit card portfolio                                                            5,820,000
                                                                             ----------------
                                                                                    6,000,947

                                                             TOTAL ASSETS    $      6,719,949
                                                                             ================

                                        LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                          $      1,436,114
   Accrued liabilities                                                              1,521,866
   Payable to shareholders                                                             75,966
   Deferred revenue                                                                    32,408
   Capital leases                                                                      35,961
   Convertible debentures                                                           1,075,000
   Notes payable                                                                      159,600
                                                                             ----------------
                                                TOTAL CURRENT LIABILITIES           4,336,915

LONG-TERM LIABILITIES
   Notes payable                                                                      810,000
                                                                             ----------------
                                                        TOTAL LIABILITIES           5,146,915

STOCKHOLDERS' EQUITY
   Preferred stock, issuable in series, $1,000 par value,
     10,000,000 authorized shares: Series A convertible voting
       preferred stock, $1,000 par value,
       25,000 shares authorized; None issued and outstanding                                0
     Series B convertible non-voting preferred stock, $1,000 par value,
       25,000 shares authorized; 1,350 shares issued and outstanding                1,350,000
     Preferred stock dividend - Series B                                             (216,000)
     Series C convertible non-voting preferred stock, $1,000 par value,
       25,000 shares authorized; 5,140 issued and outstanding                       5,140,000
   Common stock, $0.01 par value, 50,000,000 authorized shares;
     46,753,903 issued and outstanding                                                467,539
   Common stock committed                                                                   0
   Additional paid in capital                                                      15,057,236
   Subscription receivable                                                                  0
   Accumulated deficit                                                            (20,225,741)
                                                                             ----------------
                                               TOTAL STOCKHOLDERS' EQUITY           1,573,034
                                                                             ----------------

                                               TOTAL LIABILITIES & EQUITY    $      6,719,949
                                                                             ================


See Notes to Consolidated Financial Statements.

                       JUNUM INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              Three Months Ended June 30,           Six Months Ended June 30,
                                                2002             2001                2002              2001
                                          ----------------  ---------------     ---------------  ---------------
Sales                                     $      1,108,619  $       118,634     $     1,522,195  $       250,152
   Less returns and allowances                     174,621            6,256             222,744           30,065
                                          ----------------  ---------------     ---------------  ---------------
                               Net sales           933,998          112,378           1,299,451          220,087
Cost of sales                                       98,762           39,320             150,962          132,379
                                          ----------------  ---------------     ---------------  ---------------

                            GROSS PROFIT           835,236           73,058           1,148,489           87,708

Selling, General & Admin Expenses                1,151,231        2,396,846           2,766,022        4,210,673
Depreciation                                        50,306           61,535             101,900          128,826
   Amortization of Goodwill                        309,155                0             348,622                0
                                          ----------------  ---------------     ---------------  ---------------

                      NET OPERATING LOSS          (675,456)      (2,385,323)         (2,068,055)      (4,251,791)

Other Income (expenses)
   Net gain (loss) on disposal of assets           (20,911)               0             (20,911)          (5,902)
   Interest expense                                (71,917)        (769,124)           (242,100)      (1,740,822)
                                          ----------------  ---------------     ---------------  ---------------
Net Other Expense                                  (92,828)        (769,124)           (263,011)      (1,746,724)
                                          ----------------  ---------------     ---------------  ---------------

                                NET LOSS  $       (768,284) $    (3,154,447)    $    (2,331,066) $    (5,998,515)
                                          ================  ===============     ===============  ===============

Basic and diluted net (loss) per weighted
   average share                          $          (0.02) $         (0.18)    $         (0.05) $         (0.37)
                                          ================  ===============     ===============  ===============

Weighted average number of common
   shares used to compute net income
   per weighted average share                   47,923,913       17,144,203          44,063,802       16,255,002
                                          ================  ===============     ===============  ===============


See Notes to Consolidated Financial Statements.

                       JUNUM INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                    Six Months Ended June 30,
                                                                                     2002              2001
                                                                                ---------------  ---------------
OPERATING ACTIVITIES
   Net loss                                                                     $    (2,331,066) $    (5,998,515)
   Adjustments to reconcile net income to cash provided by
     operating activities:
       Depreciation and amortization                                                    556,769          128,826
       Stock issued for expenses                                                      1,000,773        2,902,122
       Net book value of assets disposed of                                              20,039            7,402
   Changes in assets and liabilities:
       Accounts receivable                                                              (81,984)          25,689
       Prepaid expense                                                                        0          (10,000)
       Accrued expenses                                                                 607,528          560,389
       Deposits                                                                               0           35,777
       Accounts payable                                                                 (80,428)        (116,797)
                                                                                ---------------  ---------------

                             NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES          (308,369)      (2,465,107)

INVESTING ACTIVITIES
   Purchase of equipment                                                                      0         (100,554)
   Costs of registering patents                                                               0          (42,734)
                                                                                ---------------  ---------------

                                        NET CASH USED BY INVESTING ACTIVITIES                 0         (143,288)

FINANCING ACTIVITIES
   Loans                                                                                630,000          960,200
   Loan payments                                                                        (85,000)        (861,955)
   Capitalized leases                                                                         0           (4,953)
   Preferred dividends accrued                                                         (216,000)               0
   Sale of stock                                                                              0        2,968,500
                                                                                ---------------  ---------------

                                    NET CASH PROVIDED BY FINANCING ACTIVITIES           329,000        3,061,792
                                                                                ---------------  ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         20,631          453,397

     Cash and cash equivalents at beginning of period                                    11,423           38,428
                                                                                ---------------  ---------------

                                   Cash and cash equivalents at end of period   $        32,054  $       491,825
                                                                                ===============  ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for:
       Interest                                                                 $       149,590  $       114,597
       Taxes                                                                                  0                0


See Notes to Consolidated Financial Statements.

                       JUNUM INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2002


NOTE 1: BASIS OF REPORTING

     The accompanying financial statements have been prepared in accordance with SEC regulations for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Form 10-KSB for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, its 91.75%-owned subsidiary, Junum.com, Inc., and its 100%-owned, non-operating subsidiaries, NextTech, Inc., and Junum Intellectual Property, Inc. All significant intercompany balances have been eliminated in consolidation.

NOTE 2: SUBSEQUENT EVENTS/GOING CONCERN CONSIDERATIONS

     The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred significant operating losses and has used cash in its operations since inception. Most of this cash was consumed in the development of software and systems infrastructure, in various marketing efforts, and in organization development and staffing. Additional funding went towards investment in and protection of intellectual property and towards investment advisory fees and commissions related to fundraising and taking the Company public.

     At June 30, 2002, the Company has a deficit in working capital of $4,222,227, made up of $114,688 in current assets offset by $4,336,915 in current liabilities. In addition, the Company experienced a loss from operations for the three months ended June 30, 2002 of $768,284, and had an accumulated deficit of $20,225,741 at that date.

     Included in liabilities are a number of past due trade accounts payable and unpaid payroll taxes as well as notes and capital leases on which the company is in default. Junum is also currently involved in several adversarial legal proceedings, many related to unpaid obligations, which individually or in combination could have a material negative impact on the Company's financial condition. See further discussion of Legal Proceedings in Part II, Item 1.

     During the first two quarters of the current fiscal year, the Company has focused its attention on the definition and implementation of a new business model, restructuring its obligations, and reducing its cost structure. Management believes that these efforts have begun to yield positive results. Gross revenues for the six months ended June 30, 2002 are 509% greater than total gross revenues for the six months ended June 30, 2001. Operating expenses for the first and second quarters of this year are down 26% from the same period last year. The Company has also been able to reduce and extend the due dates on a portion of its existing debt and has been successful in acquiring new debt financing. A number of claims filed by creditors have been settled, and a number of others are currently in negotiation. Management is hopeful that continued improvement in operations and restructuring of the Company's debt load will provide sufficient working capital for Junum Incorporated to continue as a going concern.

     Currently, the Company has a limited amount of cash and liquid assets. While there have been improvements in operating results, the Company was not cash flow positive in the second quarter of 2002. Unless there is continued growth in profitable revenues, the Company will not be able to meet its short-term cash needs. In addition to covering its ongoing operating costs, the Company will need additional cash to satisfy its existing debt obligations and to underwrite the complete implementation of its business plan. It is likely that the Company will be required to seek outside funding in order to accomplish its objectives. Junum's ability to raise needed funds thorough public or private equity or debt financing, or other sources, is uncertain.

NOTE 3: VALUATION OF NON-PERFORMING DEBT PORTFOLIO

     On December 31, 2000, Junum acquired a portfolio of "terse paper" consisting of approximately $352.5 million in non-performing credit card receivables. This purchase was part of a plan to market a private label secured credit card, bundled with a debt conversion program and a Junum Credit Profile Management membership, to the group of debtors represented in the portfolio. Due to the failure of its initial efforts to execute this plan, as well as a lack of capital, the Company has not collected any of the debt.

     At the time of purchase, the age of these credit card receivables ranged from seven to ten years. Since then, these receivables have aged further and management believes it is therefore probable that the value of the portfolio has depreciated. The amount of reduction in the value of the portfolio, however, cannot be reasonably estimated at this time.

     The Company paid for this purchase by issuing 5,100 shares of its Series C non-voting convertible preferred stock to the seller. The holder of these shares is entitled to convert each share of preferred stock, plus any declared but unpaid dividends, into 1,000 shares of common stock with the prior written consent of the Company on or after December 31, 2001.

     Notwithstanding the preceding conditions, the Company has the right, at any time subsequent to November 15, 2002, to redeem the preferred shares for a price of $0.10 per share, provided that the Company realizes less than $4.9 million in net collections from the credit card receivables. In such event, the Company, on or after November 15, 2002, shall have the right to redeem a number of shares of Series C preferred stock equal to the difference between $4.9 million and the actual net collections. This redemption can take the form of returning the remaining balance of the portfolio to the seller, in exchange for return of Series C preferred shares, less any net collections realized by the Company. Effectively, therefore, the Company has a type of put option on the portfolio, whereby it can unwind all or part of the purchase transaction on or after November 15, 2002.

     Management has made a decision to exercise the option to return the portfolio to the seller in exchange for its shares of Series C preferred stock, after November 15, 2002, but before year-end.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

IN ADDITION TO HISTORICAL INFORMATION, MANAGEMENT'S DISCUSSION AND ANALYSIS INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO,
THOSE RELATED TO THE GROWTH AND STRATEGIES, FUTURE OPERATING RESULTS AND FINANCIAL POSITION, AS WELL AS ECONOMIC AND MARKET EVENTS AND TRENDS OF THE COMPANY. ALL FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY, INCLUDING SUCH STATEMENTS HEREIN, INCLUDE MATERIAL RISKS AND UNCERTAINTIES AND ARE SUBJECT TO CHANGE BASED ON FACTORS BEYOND THE CONTROL OF THE COMPANY. ACCORDINGLY, THE COMPANY'S ACTUAL RESULTS AND FINANCIAL POSITION COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENT AS A RESULT OF VARIOUS FACTORS, INCLUDING, WITHOUT LIMITATION, FACTORS DESCRIBED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION REGARDING RISKS AFFECTING THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the Company's financial condition and results of operations should be read in connection with the Company's consolidated financial statements and notes thereto appearing elsewhere herein. Factors that could cause or contribute to differences from the consolidated financial statements include, but are not limited to, risks and uncertainties related to the need for additional funds, lack of sustainable growth, or failure of the Company to operate profitably after the initial growth period is completed.

OVERVIEW

     JUNUM Incorporated (hereinafter referred to as the "Company" or "Junum") is a technology-based financial services company specializing in providing credit management and related services via the Internet, primarily to individual consumers. Junum is currently engaged in the business of assisting its members in evaluating and improving the accuracy of their credit reports through its Credit Profile Management program. In the future, the Company expects to complete development of new product offerings for its members in the areas of debt consolidation and conversion and facilitation of credit access. Introduction of these new product offerings has been delayed by a year or more due to management's emphasis on redefining Junum's business model and strengthening the Company financially.

     Junum's Credit Profile Management program works toward improving the credit ratings of members and protecting their credit identities through removal of inaccurate, outdated, and unverifiable information from their credit reports. Junum's Credit Profile Management process analyzes a member's credit information from reports obtained from the credit bureaus. Junum assists members in identifying negative items on their reports that may be inaccurate or otherwise invalid and facilitates their verification or removal. Junum also assists members by providing notification of credit inquiries and other activities that could signal credit or identity fraud. In addition, Junum provides on-line credit education in the form of topical articles and information on various credit-related subjects.

     The two new products Junum plans to introduce expand on the need for accurate credit. A private label credit card, provided to Junum members through the Debt Exchange program, will give members the opportunity to establish a positive credit record through debt repayment and establishment of an on-time monthly payment history. The third component of Junum's membership offering, Credit Match, will assist the member in obtaining information regarding potential sources of credit for which he or she is likely to be qualified. As mentioned previously, the introduction of these new products has been delayed due to lack of resources and the necessary revamping of the business model.

Emergence from Development Stage

     Junum emerged from a development stage during the last quarter of 2001. During the six months ended June 30, 2002, the Company continued its efforts to strengthen revenues, control operating expenses, and conserve working capital. Management is hopeful that this revenue growth will continue and that the Company will generate positive cash flow as well as operating income in the third quarter of 2002. In addition, the Company has made progress in reducing and extending its debt obligations and will attempt to further restructure existing debt. Positive cash flow from operations, supplemented by future debt and equity financings, will be required in order for the Company to meet its needs for working capital and to continue as a going concern. There can be no assurance that revenue growth will continue or that financing will be available in amounts or on terms acceptable to the Company, if at all.

History

     JUNUM Incorporated is the surviving public entity resulting from the stock exchange transaction between Eurbid.Com, Inc. and Junum.com Inc. Junum.com Inc., a private company, was incorporated in Nevada on October 25, 1999, and began development and implementation of a business model built on membership-based credit management and related financial services.

     On November 15, 2000, Eurbid.Com, Inc. (the "Company") acquired approximately 80% of the issued and outstanding capital stock of Junum.com, Inc. pursuant to a Stock Exchange Agreement, dated November 15, 2000, by and between the Company, David B. Coulter and certain shareholders of junum.com Inc. Eurbid's name was then changed to JUNUM Incorporated. This business combination has been accounted for as a reverse merger, which is similar to a pooling of interests.

                             SELECTED FINANCIAL DATA
            Selected Data from Consolidated Statements of Operations

                                        Unaudited       Unaudited      Unaudited       Audited         Audited
                                      Quarter ended  Quarter ended   Quarter ended  Year ended       10/21/1999
                                        6/30/2002       3/31/2002      6/30/2001     12/31/2001      12/31/2000
                                      -------------  -------------   -------------  -------------  -------------
     Net Sales                        $     933,998  $     365,463   $     112,378  $     416,656  $     488,253
     Gross Profit (loss)                    835,236        313,253          73,058        272,672         77,234
     Operating Expenses                  (1,510,692)    (1,345,852)     (2,458,381)    (8,716,285)    (7,325,174)
     Net Income (Loss)                $    (768,284) $  (1,202,782)  $  (3,154,447) $  (8,936,688) $  (8,957,987)
                                      =============  =============   =============  =============  =============
     Earnings (Loss) Per Share        $       (0.02) $       (0.03)  $       (0.18) $       (0.28) $       (0.69)
                                      =============  =============   =============  =============  =============


RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30,2002 (UNAUDITED) COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001 (UNAUDITED):

NET SALES

     Net sales for the three-month period ending June 30, 2002 were $933,998. By comparison, net sales for the quarter ended June 30, 2001 were $112,378. This translates into an increase in net revenues of 731% over the same period last year. The increase in revenue compared to the quarter ended June 30, 2001 reflects a redefinition of Junum's business model in response to a better understanding of the target market and effective marketing strategies. The Company initially modeled its approach on strategies employed by Internet Service Providers and other "dot com" businesses. Through a period of trial and error, management was able to discover more effective strategies and channels for marketing and delivery of financial services over the Internet and for reaching consumers in the sub-prime credit risk category. These involved changes to both the product and to the revenue model.

     The new revenue model is based on providing members with several options regarding how they pay for the Credit Profile Management service. Depending upon the pricing package the new member chooses, he or she may be charged an initiation fee covering administrative costs involved in enrolling the member. Thereafter, the member is charged a monthly membership fee that covers ongoing membership services, such as credit evaluation and education, access to his or her credit information and activity via a personalized, on-line account status report called "MyJunum", review of the member's credit reports, correspondence with Junum staff regarding credit report issues, etc. In addition, again depending on the pricing alternative the member chooses, he or she is charged by item, or "service unit" for work Junum does in assisting that member with validating and correcting information appearing on his or her credit reports.

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

COST OF SALES

     These expenses represent the largely fixed costs of supporting the network connecting the Company to the Internet as well as the variable costs of providing billable services to Junum members. Costs of sales for the three-month period ended June 30, 2002 were $98,762 compared to $39,320 during the quarter ended June 30, 2001. As a percent of net sales, cost of sales dropped from 35% in the second quarter of 2001 to 11% in the second quarter of 2002. The improvement is partially explained by the fact that, as revenues increase, the fixed cost component of this expense becomes a smaller percent. In addition, the Company is continuing to research ways in which it can more efficiently deliver services to its customers.

GROSS PROFIT

     Gross profit for the period ended June 30, 2002 was $835,236 or 89% of net sales compared to $73,058 (65% of net sales) for the second quarter of 2001. This represents a gross profit increase for the period of 1,043% over the same period in 2001. The improvement in gross profit is driven primarily by sales growth boosted by cost containment at the cost of sales level.

EXPENSES

     Total operating expenses, including selling, general and administrative expenses plus depreciation and amortization, decreased 38% from $2,458,381 for the three-month period ended June 30, 2001 to $1,510,692 for the three-month period ended June 30, 2002. During the second half of 2001, the Company sharply reduced both its headcount and office-related costs in response to a severe cash shortage. In keeping with its revised business model, Junum has maintained its operating costs at a very low level and has continued to reduce costs notwithstanding revenue growth. The Company will continue to explore operating alternatives, such as outsourcing non-proprietary functions, in an effort to maintain its favorable cost structure while supporting revenue growth and improving the quality of its product and service offerings.

DEPRECIATION AND AMORTIZATION

     Depreciation decreased 18.2% from $61,535 in the second quarter of 2001 to $50,306 for the quarter ended June 30, 2002. The decrease was partially related to the release in mid-2001 of approximately 30% of the office space then leased by the company and the related reduction in leasehold improvements. In addition, a number of assets were fully depreciated or written off between the two periods. There have been no significant capital expenditures in the last 12 months in an effort to conserve working capital. Management anticipates the need for significant capital investment during the next 12 months to support revenue growth and to replace depreciated assets.

     Amortization for the quarter ended June 30, 2002 represents the write-off of the remaining book value attributable to the acquisition of certain assets of Infobase in 2001. Management believes that the value of the intellectual property and software related to this acquisition has been fully exploited by the Company and that no future benefit remains.

OPERATING LOSS

     The operating loss for the three-month period ended June 30, 2002 was $675,456 compared to $2,385,323 for the quarter ended June 30, 2001. This represents an improvement of 72% for the current quarter over the same period in 2001. Revenue growth, combined with reductions in operating expenses, including staffing and office expenses, explains the improvement.

INTEREST EXPENSE

     During the three-month period ended June 30, 2002, interest expense was $71,917 compared to $769,574 for the three-month period ended June 30, 2001. Interest expense reported for the quarter ended June 30, 2001 includes $723,228 of nonrecurring, non-cash interest expense. In addition, discounts on certain debt instruments have been fully amortized, further reducing interest expense in the current quarter.

NET LOSS

     Net loss for the quarter ended June 30, 2002 was $768,284 compared to a net loss $3,154,447 for the quarter ended June 30, 2001 an improvement of 76%. The reduction in net loss for the period is explained by revenue growth, combined with a reduction in operating expenses and interest costs for the quarter ended June 30, 2002, compared to results for the earlier quarter.

THE SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED) COMPARED TO THE SIX-MONTH PERIOD ENDED JUNE 30, 2001 (UNAUDITED):

NET SALES

     Net sales for the six-month period ending June 30, 2002 were $1,299,451. By comparison, net sales for the six-month period ended June 30, 2001 were $220,087. This translates into an increase in net revenue of 490%. The increase in revenue compared to the six months ended June 30, 2001 reflects a redefinition of Junum's business model in response to a better understanding of the target market and effective marketing strategies. The Company initially modeled its approach on strategies employed by Internet Service Providers and other "dot.com" businesses. Through a period of trial and error, management was able to discover more effective strategies and channels for marketing and delivery of financial services over the Internet and for reaching consumers in the sub-prime credit risk category. These involved changes to both the product and to the revenue model.

COST OF SALES

     These expenses represent the largely fixed costs of supporting the network connecting the Company to the Internet as well as the variable costs of providing billable services to Junum members. Costs of sales for the six-month period ended June 30, 2002 were $150,962 compared to $132,379 during the first two quarters of 2001. As a percent of net sales, cost of sales dropped from 60% to 12% respectively, for the two periods. The improvement is partially explained by the fact that , as revenues increase, the fixed cost component of this expense becomes a smaller percent. Also, during the first six months of 2001, the Company was operating in a development stage, without the economies of scale possible in a business that is fully operational. The Company is continuing to research ways in which it can more efficiently deliver services to its customers.

GROSS PROFIT

     Gross profit for the six months ended June 30, 2002 was $1,148,489 or 88% of net sales compared to $87,708 (40% of net sales) for the first half of 2001. This represents a gross profit increase for the first six months of 2002 of 1,209% over the same period in 2001. The improvement in gross profit is driven primarily by sales growth boosted by cost containment at the cost of sales level.

EXPENSES

     Total operating expenses, including selling, general and administrative expenses plus depreciation and amortization, were 26% lower for the current year-to-date compared to the same period in 2001. The figure for the first six months of the current fiscal year was $3,216,544 down from $4,339,499 for the prior period. During the second half of 2001, the Company sharply reduced both its headcount and office- related costs in response to a severe cash shortage. In keeping with its revised business model, Junum has maintained its operating costs at a very low level and has continued to reduce costs notwithstanding revenue growth. The Company will continue to explore operating alternatives, such as outsourcing non-proprietary functions, in an effort to maintain its favorable cost structure while supporting revenue growth and improving the quality of its product and service offerings.

DEPRECIATION and AMORTIZATION

     Depreciation decreased 21% from $128,826 in the first six months of 2001 to $101,900 for the six months ended June 30, 2002. The decrease was related to the release in mid-2001 of approximately 30% of the office space then leased by the Company and the related reduction in leasehold improvements. In addition, a number of assets were fully depreciated or written off between the two periods. There have been no significant capital expenditures in the last 12 months in an effort to conserve working capital. Management anticipates the need for significant capital investment during the next 12 months to support revenue growth and to replace depreciated assets.

     Amortization for the two quarters ended June 30 2002 represents a write-off of the remaining book value attributed to the acquisition of certain assets of Infobase in 2001. Management believes that the value of the intellectual property and software related to this acquisition has been fully exploited and that no future benefit to the Company remains.

OPERATING LOSS

     The operating loss for the six-month period ended June 30, 2002 was $2,068,055 compared to an operating loss of $4,251,791 for the earlier period, representing an improvement of 51%. Revenue growth, combined with reductions in operating expenses, including staffing and office expenses, explains the reduction in operating loss from period to period.

INTEREST EXPENSE

     During the six-month period ended June 30, 2002, interest expense was $242,100 compared to $1,740,822 for the six-month period ended June 30, 2001. Interest expense reported for the six-months ended June 30, 2001 included $1,654,788 of nonrecurring, non-cash interest expense. In addition, discounts on certain debt instruments have been fully amortized.

NET LOSS

     Net loss for the two quarters ended June 30, 2002 was $2,331,066 compared to a net loss of $5,998,515 for the same period last year. The improvement in operating profit was driven by revenue growth, combined with a reduction in operating expenses and interest costs for the current year-to-date compared to results of the earlier six-month period.

INCOME TAX BENEFIT

     The Company will recognize tax benefits as factors indicate that it is more likely than not that future tax benefits will be realized.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002, the Company had $114,688 in cash and accounts receivable and a deficit in working capital of $4,222,227. Junum's projections of future cash requirements and cash flows are subject to substantial uncertainty. Existing cash and cash equivalents and cash that will be generated from operations may not be sufficient to meet anticipated cash needs for the next 12 months. Among other risk factors is the possibility that efforts to restructure the Company's significant remaining debt may not be successful. Revenue growth may outpace the Company's ability to make the necessary software and network upgrades and other capital investments required to scale operations and replace depreciated assets. Correspondingly, revenue growth may not be sustainable due to competitive forces or other factors that the Company cannot predict or control.

     Accordingly, Junum may be dependant on raising additional financing in order to continue operations. The Company may seek to sell additional equity or debt securities in order to fund cash needs. The sale of additional equity or equity-related securities would result in additional dilution to the Company's existing stockholders. In addition, Junum will from time to time consider the acquisition of or investment in complementary businesses or technologies, which might impact liquidity requirements or cause Junum to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. See additional discussion at Note 2 to the Financial Statements contained herein.

INFLATION

     The Company believes that inflation has not had a material impact on its results of operations for the three months ended June 30, 2002, nor for the three month period ended June 30, 2001.

NEED FOR ADDITIONAL FINANCING

     The Company will likely require additional financing to complete the capitalization of its business plan. The additional financing would be used primarily for payment of past due liabilities, for capital investment, and for expansion of marketing programs. The Company can give no assurance that it will successfully negotiate or obtain additional financing, or that it will obtain financing on terms favorable or acceptable to it. The Company's ability to obtain additional capital depends on market conditions, the global economy, and other factors outside its control. If the Company does not obtain adequate financing, or such financing is not available on acceptable terms, the Company's ability to satisfy its liabilities, finance its expansion, develop or enhance products and services, or respond to competitive pressures could be significantly limited. The Company's failure to secure necessary financing could have a material adverse effect on its business, prospects, financial condition, and results of operations.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Please see the Company's Form 10-KSB filed April 16, 2002 for the calendar year ended December 31, 2001, and Form 10-QSBA filed for quarter ended March 31, 2002 for disclosure of legal proceedings not included below.

     On August 14, 2002, the Company received a letter which threatened civil litigation against the Company and its directors and officers based upon alleged violations of federal and state securities laws and breaches of fiduciary duties. The allegations relate to the conversion of preferred stock into the common stock of the Company, disclosures of stock options, executive bonuses, and related issues. The Company is unable to fully evaluate or qualify the effects that such litigation may have upon the Company, but it may materially and adversely affect the Company.

     The Company is currently involved in several other adversarial proceedings. Much of this litigation relates to unpaid liabilities. Individually or in combination, several of these claims could have a material impact on the Company's assets, operations, or financial condition. The Company has booked reserves in its financial statements deemed by management to be adequate to cover anticipated judgments, legal fees, and other costs associated with ongoing and potential litigation.

ITEM 2.  CHANGES IN SECURITIES

     The following sets forth a description of all sales and issuances of the Company's securities during the six months ended June 30, 2002. With respect to each issuance, the Company relied upon one or more exemptions from registration under the Securities Act of 1933, including Section 4(2) of the Securities Act of 1933 and Regulation S with respect to certain sales to non-U.S. persons, as defined by Regulation S.

     During January 2002, the Company issued warrants to purchase 412,500 shares of the Company's common stock at $0.50 per share to two management consultants. These warrants had vested in their entirety as of March 1, 2002. On April 29, 2002, the Company agreed to reduce the exercise price of 262,500 of these warrants to $0.16.

     During March 2002, the Company issued warrants to purchase 5,400,000 shares of the Company's common stock at $0.17 per share to three management consultants. These warrants vest in equal monthly installments of 50,000 over three years. One of these individuals terminated her consulting agreement at the end of April 2002, forfeiting 1,650,000 of these warrants.

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

     On March 4, 2002, the Company issued a 10% one-year convertible debenture in the face amount of $560,000 to an investment bank in exchange for $200,000 in investment advisory services and to fund $360,000 worth of marketing and promotional costs. The $200,000 in investment advisory fees has been properly expensed in prior periods. The $360,000 in marketing and promotional costs has been recorded as a prepaid expense and will be expensed in the periods during which the services are performed. The debenture has a conversion rate equal to the lesser of $0.085 per share or 80% of the average of the lowest three closing prices reported for the common stock in the twenty trading days prior to conversion.

     On March 4, 2002, the Company's Board of Directors declared a 12% stock dividend to the holders of its Series B Convertible Preferred Stock. Accordingly, 2,541,176 shares of the Company's common stock were issued in payment of this dividend. The Company recorded this dividend at a value of $216,000 in its financial statements.

     During February and March of 2002, the Company issued 2,321,412 shares of its common stock pursuant to the cashless exercise of a warrant agreement ("Warrant") dated November 15, 2000. This Warrant entitled the holders to purchase 2,340,000 shares of the Company's common stock and has now been exercised in full. A net total of 2,321,412 shares were issued after the adjusting for the exercise price. The fair market value of the shares issued as a result of this Warrant exercise was $643,382.

     During March and May, 2002, 932,000 shares of common stock were issued to two consultants to the Company as security for unpaid fees. These shares were registered under a Form S-8 Registration Statement, or were exempt transactions under Section 4(2) of the Securities Act of 1033, as amended.

     During June 2002, Junum reached an agreement with the holders of certain convertible debentures to extend the due dates from June 30, 2002 to June 30, 2003. At June 30, 2002, these debentures represented a short-term liability of the Company in the amount of $700,000 in principal plus accrued interest of $120,704. Under the terms of this debt extension, the Company agreed to replace warrants held by these investors for the purchase of 982,452 shares of common stock at prices ranging from $0.30 to $7.50 with warrants for the purchase of an equal number of shares at $0.07 per share. In addition, the Company agreed to reduce the conversion price on the debentures from $0.30 to $0.15.

     During June 2002, the Company reached an agreement with the holder of a $25,000 promissory note to extend the due date until March 31, 2003 in exchange for reducing the exercise price of a warrant to purchase 28,333 shares of common stock, also held by this investor, from $1.125 to $0.05.

     The Company issued shares of common stock to various providers of legal and consulting services in exchange for services performed. During the quarter ended June 30, 2002, the Company issued 1,003,500 shares under this type of arrangement. Management estimates that $246,650 worth of services at fair market value were received by the Company in exchange for issuance of these shares and has booked a corresponding non-cash expense in this amount for the period ended June 30, 2002. During the six months ended June 30, 2002, the Company issued a total of 2,538,769 shares to providers of legal and consulting services in exchange for an estimated $414,519 of services at fair market value. The financial statements for the six-month period reflect a non-cash expense and adjustment to equity in the amount of $661,169. These transactions were registered under a Form S-8 Registration Statement, or were exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

     During July, 2002, the Company commenced an offering to certain non-U. S. persons, as defined under Regulation S of the Securities Act of 1933, of approximately 2,440,000 shares of common stock at $0.05 per share. This transaction was exempt from registration under Regulation S of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Company is currently in default on various convertible debentures and other promissory notes representing an unsecured liability of $300,000 plus accrued interest. The Company is in danger of defaulting on an additional $810,000 in secured long-term debt due to the breach of a debt covenant. The Company intends to actively negotiate with the holders of these debt securities in an effort to remedy the defaults.

     The Company has successfully negotiated with the holders of certain other debt securities to extend or repay at a reduced rate. The due dates of $700,000 worth of convertible debentures have been extended until June 30, 2003. The Company has settled with holders of an additional $125,000 in promissory notes at reduced amounts or for additional equity grants in the form of warrants or restricted stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     During May 2002, the Company rescinded 3,000,000 shares issued to Netsat Holdings, Ltd. ("Netsat") pursuant to a Purchase Agreement dated December 1, 2000 under the terms of which Netsat was to purchase 4,000,000 shares of the Company's common stock at $0.60 per share. Payment for the shares was to be made in monthly installments of $200,000 over 12 months. Netsat made three installment payments and then defaulted on the Agreement. The Company has obtained an opinion of counsel with respect to the rescission.

     During May 2002, the Company rescinded 200,000 shares issued to David B. Coulter. The Company had loaned an equal number of shares to Mr. Coulter in 2001 for repayment of a personal obligation.

     In November 2001, the Company issued 18,640,000 shares of common stock in connection with the conversion of 1,846 shares of its Series A Convertible Preferred Stock, as approved by the Board of Directors of the Company. Previously, it was erroneously reported that 1,349 shares of Series A had been converted into common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (1)      Reports on Form 8-K:

          The Company has not filed any reports on Form 8-K during the quarter ended June 30, 2002.

         (2)      Exhibits:

         Exhibit 99.1      Certification

                                   Signatures

         In accordance with the requirements of the Exchange Act, the registrant caused this Amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             JUNUM INCORPORATED

Date:    August 19, 2002     By: /s/ David B. Coulter
     -------------------          --------------------
                             David B. Coulter, Chairman of the Board,
                             President, Chief Executive Officer, and
                             Principal Financial and Accounting Officer

                                  Exhibit 99.1

                    CERTIFICATION PURSUANT TO 18 U.S.C. 1350
         (As adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002)

          For the Quarterly Report of Junum Incorporated (the "Company") on Form 10-QSB for the period ended June 30, 2002 (the "Report"), the undersigned Chief Executive Officer and Chief Financial Officer of the Company hereby certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes- Oxley Act of 2002, that based on their knowledge: (i) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.

Date:    August 19, 2002        By: /s/ David B. Coulter
     --------------------           --------------------
                                David B. Coulter, Chief Executive Officer, and
                                Chief Financial Officer