Form 10QSB
period 2002-09-30
JUNUM INC
filed 2003-01-08
CIK 897545

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ____________ to ____________

         Commission File Number: 0-21566

                               JUNUM INCORPORATED
        (Exact name of small business issuer as specified in its charter)

         Delaware                                    84-1219819
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          9191 W. Sarah Avenue, Suite 105-D34, Las Vegas, Nevada 89117
                    (Address of principal executive offices)

                                 (702) 233-4138
                           (Issuer's telephone number)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 492,230 shares at December 30, 2002.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                               JUNUM INCORPORATED

                                      INDEX

PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements:

         Consolidated Balance Sheet as of
                  September 30, 2002 (Unaudited)...............................3

         Consolidated Statements of Operations for the three and nine month periods ended September 30, 2002, and 2001 (Unaudited).......4

         Consolidated Statements of Cash Flows for the nine
                  months ended September 30, 2002, and 2001 (Unaudited)........5

         Notes to the Consolidated Financial Statements........................6

Item 2. Management's Discussion and Analysis or Plan of Operations.............7

Item 3. Controls and Procedures...............................................10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.....................................................10

Item 2. Changes in Securities.................................................10

Item 3. Defaults on Senior Securities.........................................12

Item 4. Submission of Matters to a Vote of Security Holders...................12

Item 5. Other Information.....................................................12

Item 6. Exhibits and Reports on Form 8-K......................................12

Signatures....................................................................12

Exhibit.......................................................................13

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       JUNUM INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                    (Unaudited)
                                                                   September 30,
                                                                       2002
                                                                   -------------
  ASSETS
  ------
CURRENT ASSETS
   Cash in bank                                                    $          0
   Accounts receivable - trade                                                0
                                                                   -------------
               TOTAL CURRENT ASSETS                                           0

PROPERTY, PLANT & EQUIPMENT                                                   0

OTHER ASSETS
   Patents                                                                    0
   Info Base Software                                                         0
   Credit card portfolio(Note 2)                                              0
   Other                                                                      0
                                                                   -------------
                                                                              0
                                                                   -------------
                                                                   $          0
                                                                   =============

  LIABILITIES & STOCKHOLDERS' EQUITY
  ----------------------------------
CURRENT LIABILITIES
   Accounts payable                                                $  1,328,306
   Convertible debentures                                             1,050,000
   Less discount                                                        (15,625)
   Accrued expenses                                                   1,131,791
   Capitalized leases                                                     1,733
   Loans payable                                                        109,600
                                                                   -------------
               TOTAL CURRENT LIABILITIES                              3,605,805

LONG-TERM LIABILITIES
   Note payable                                                         100,000
                                                                   -------------
               TOTAL LIABILITIES                                      3,705,805

STOCKHOLDERS' EQUITY
   Preferred stock, issuable in series, $1,000 par value,
     10,000,000 authorized shares
       Series A convertible voting preferred stock,
         $1,000 par value, 25,000 shares authorized;
           None issued and outstanding                                        0
       Series B convertible non-voting preferred stock,
         $1,000 par value, 25,000 shares authorized;
           1,350 issued and outstanding                               1,350,000
       Series C convertible non-voting preferred stock,
         $1,000 par value, 25,000 shares authorized;
           40 issued and outstanding                                     40,000
   Common stock, $0.01 par value, 500,000 authorized shares;
     474,712 issued and outstanding                                       4,747
   Additional paid in capital                                        15,344,226
   Subscriptions receivable                                                   0
   Preferred B dividend                                                (216,000)
   Accumulated deficit                                              (20,228,778)
                                                                   -------------
               TOTAL STOCKHOLDERS' EQUITY                             3,705,805
                                                                   -------------

                                                                   $          0
                                                                   =============



See Notes to Consolidated Financial Statements.


                                         JUNUM INCORPORATED AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                               THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                              Three          Three          Nine           Nine
                                                              Months         Months         Months         Months
                                                               2002           2001           2002           2001
                                                           ------------   ------------   ------------   ------------
Other Income (expenses)
   (Loss) from discontinued operations                     $  (183,040)   $(1,246,431)   $(2,251,095)   $(5,498,222)
   Interest income                                                   0              0              0            450
   Net (loss) on disposal of assets                           (724,969)             0       (745,880)        (5,902)
   Interest expense                                            (60,881)        (1,483)      (302,981)    (1,742,755)
                                                           ------------   ------------   ------------   ------------

       NET (LOSS) BEFORE INCOME TAXES
               AND EXTRAORDINARY ITEM                         (968,890)    (1,247,914)    (3,299,956)    (7,246,429)

Income tax expense                                                   0              0
Extraordinary gain on debt extinguishment (Note 2)             648,205              0        648,205              0
                                                           ------------   ------------   ------------   ------------
                            NET (LOSS)                     $  (320,685)   $(1,247,914)   $(2,651,751)   $(7,246,429)
                                                           ============   ============   ============   ============

Basic and diluted net (loss) per weighted average share
   Ordinary                                                $     (2.06)   $     (6.79)   $     (7.46)   $    (40.39)
   Extraordinary                                                  1.38              0           1.47              0
                                                           ------------   ------------   ------------   ------------
                                                           $      (.68)   $     (6.79)   $     (5.99)   $    (40.39)
                                                           ============   ============   ============   ============

Weighted average number of common shares used to compute
   net income (loss) per weighted average share                469,114        183,860        442,299        179,414
                                                           ============   ============   ============   ============


See Notes to Consolidated Financial Statements.





                              JUNUM INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                        Nine Months Ended
                                                                          September 30,
                                                                       2002          2001
                                                                   ------------   ------------
OPERATING ACTIVITIES
   Net income (loss)                                               $(2,651,751)   $(7,246,429)
   Adjustments to reconcile net income to cash provided by
     operating activities;
       Depreciation and amortization                                   553,213        192,495
       Stock issued for expenses                                     1,588,057      3,876,092
       Net book value of assets disposed of                          1,006,998          7,402
       Gain on debt extinguishment                                    (648,205)             0
   Changes in assets and liabilities:
       Accounts receivable                                                 650         65,286
       Prepaid expenses                                                      0        (10,000)
       Accrued expenses                                                109,079        136,074
       Deposits                                                              0         30,777
       Accounts payable                                               (188,236)       (60,646)
                                                                   ------------   ------------
                         NET CASH PROVIDED (USED)
                          BY OPERATING ACTIVITIES                     (230,195)    (3,008,949)

INVESTING ACTIVITIES
   Purchase of equipment                                                     0       (100,554)
   Costs of registering patents                                              0        (46,126)
   Purchase of software                                                      0       (473,600)
                                                                   ------------   ------------
                         NET CASH (USED) BY INVESTING ACTIVITIES             0       (620,280)

FINANCING ACTIVITIES
   Loans                                                               630,000      1,229,665
   Loan payments                                                      (215,000)      (890,476)
   Capitalized leases                                                  (34,228)        (8,474)
   Preferred dividends accrued                                        (216,000)             0
   Sale of stock                                                        54,000      3,365,280
                                                                   ------------   ------------
                        NET CASH PROVIDED (USED) BY
                               FINANCING ACTIVITIES                    218,772      3,695,995
                                                                   ------------   ------------

                        INCREASE (DECREASE) IN CASH AND
                                       CASH EQUIVALENTS                (11,423)        66,766

Cash and cash equivalents at beginning of period                        11,423         38,428
                                                                   ------------   ------------
                        CASH AND CASH EQUIVALENTS AT
                                       END OF PERIOD               $         0    $   105,194
                                                                   ============   ============
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION

Cash paid for:
   Interest                                                        $   151,257    $    87,967
   Taxes                                                                     0              0



See Notes to Consolidated Financial Statements.

                                               5

                       JUNUM INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 1: BASIS OF REPORTING

         The accompanying financial statements have been prepared in accordance with SEC regulations for interim financial information. Accordingly, they do not include all of the information and footnotes required by auditing principles generally accepted in the United States of America for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Form 10KSB for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three and nine- month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year.

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of the Company, its 81%-owned subsidiary, Junum.com (through September 8, 2002, when the assets of Junum.com were disposed of), and its wholly-owned subsidiary Voleran, Inc. All significant intercompany balances have been eliminated in consolidation.

NOTE 2: SUBSEQUENT EVENTS/GOING CONCERN CONSIDERATIONS

         The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At September 30, 2002, the Company has a deficit in working capital of $(3,605,805), a loss from discontinued operations for the three months ended September 30, 2002 of $183,040, and an accumulated deficit of $(20,228,778).

         Junum, Inc. recently re-entered the development stage when the assets of its sole operating subsidiary were distributed to senior secured creditors, whose notes were in default.

         On October 4, 2002, the Company completed a 100 for 1 reverse split of its common stock. These financial statements have been restated where necessary to reflect this reverse split as if it had been effective at the beginning of each period reported.

         On October 21, 2002, the Company finalized an agreement to return its entire credit card portfolio to eCard Solutions in exchange for 5,100 shares of Junum's Series C Preferred Stock, which have been cancelled. Since oral agreements were made prior to September 30, 2002, this transaction has been reflected in these financial statements as of that date.

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

Overview
--------

         Junum Incorporated (hereinafter referred to as the "Company" or "Junum") was a technology-based financial services company specializing in providing credit management and related services via the Internet, primarily to individual consumers until September 2002.

         In September 2002, the secured lender of the Company foreclosed on substantially all of the operating assets of the Company because of the default of the Company in repayment of its obligations to the lender. As a result, the Company has discontinued all of its operations, and continues to have substantial remaining unpaid unsecured debts and other liabilities, including but not limited to, pending and threatened litigation and unpaid tax obligations. The ability of the Company to continue as a going concern is highly doubtful unless the Company is reorganized or a suitable merger or similar transaction can be negotiated by the Company.

         As a result of the discontinuance of its former operations and lack of any current operations, the following comparisons should be read only for historical information because such operations have been terminated and are not expected to be re-established in the future.

Results of Operations
---------------------

THE THREE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED) COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED):

Net Sales
---------

         Net sales for the three month period ended September 30, 2002 were $2,138,431 compared to $73,864 for the three month period ended September 30, 2001, an increase of 2,795% . The increase in revenue compared for the quarter ended September 30, 2002 reflects an improvement in marketing strategies.

Cost of Sales
-------------

         These expenses represent the largely fixed costs of supporting the network connecting the Company to the Internet as well as the variable costs of providing billable services to Junum members. Costs of sales for the three month period ended September 30, 2002 were $805,744 compared to $6,899 for the three months ended September 30, 2001. As a percent of net sales, cost of sales increased from 9% in the third quarter of 2001 to 38% in the third quarter of 2002. The difference is explained by the fact the Company's operations in the prior period were in very early stages and costs were still being defined.

Gross Profit
------------

         Gross profit for the period ended September 30, 2002 was $1,332,687 or 62% of net sales compared to $66,965 (91% of net sales) for the third quarter of 2001. This represents a gross profit increase for the period of 1,790% over the same period in 2001. The improvement in gross profit was driven primarily by sales growth.

Expenses
--------

         Total operating expenses, including selling, general and administrative expenses plus depreciation and amortization, increased 15% from $1,313,396 for the three month period ended September 30, 2001 to $1,515,727 for the three month period ended September 30, 2002, due to increased sales volume.

Depreciation and Amortization
-----------------------------

         Depreciation increased 42% from $63,669 in the quarter ended September 30, 2001 to $90,595 for the quarter ended September 30, 2002. This increase was the result of additional equipment needed to support the increase in sales.

         Amortization for the quarter ended September 30, 2002 represents the write-off of the remaining book value attributable to the acquisition of certain assets of Infobase in 2001. Management believes that the value of the intellectual property and software related to this acquisition has been fully exploited by the Company and that no future benefit remains.

Operating Loss
--------------

         The operating loss for the three month period ended September 30, 2002 was $183,040 compared to $1,246,431 for the quarter ended September 30, 2001. This reflects the discontinuance of operations on September 8, 2002.

Interest Expense
----------------

         During the three-month period ended September 30, 2002, interest expense was $60,881 compared to $1,483 for the three month period ended September 30, 2001. This was the result of additional borrowings needed to support the increase in sales and expenses.

Net Loss
--------

         Net loss for the quarter ended September 30, 2002 was $320,685 compared to a net loss of $1,247,914 for the quarter ended September 30, 2001, an improvement of 74%. The reduction in net loss for the period is explained by revenue growth.

THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED) COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED):

Net Sales
---------

         Net sales for the nine months ended September 30, 2002 were $3,437,882. By comparison, net sales for the nine month period ended September 30, 2001 were $293,951. This translates into an increase in net revenue of 1,070%.

Cost of Sales
-------------

         These expenses represent the largely fixed costs of supporting the network connecting the Company to the Internet as well as the variable costs of providing billable services to Junum members. Costs of sales for the nine month period ended September 30, 2002 were $956,706 compared to $139,278 during the first nine months of 2001. As a percent of net sales, cost of sales dropped from 47% to 28% respectively, for the two periods. The improvement is partially explained by the fact that , as revenues increase, the fixed cost component of this expense becomes a smaller percent.

Gross Profit
------------

         Gross profit for the nine months ended September 30, 2002 was $2,481,176 or 72% of net sales compared to $154,673 (53% of net sales) for the nine months of 2001. This represents a gross profit increase for the first nine months of 2002 of 1,504% over the same period in 2001. The improvement in gross profit is driven primarily by sales growth boosted by cost containment at the cost of sales level.

Expenses
--------

         Total operating expenses, including selling, general and administrative expenses plus depreciation and amortization, were 16% lower for the current nine month period of 2002 compared to the same period in 2001. The figure for the first nine months of the current fiscal year was $4,732,271 down from $5,652,895 for the prior period. This reflects the discontinuance of operations September 8, 2002.

Depreciation and Amortization
-----------------------------

         Depreciation decreased 28% from $192,495 in the first nine months of 2001 to $138,969 for the nine months ended September 30, 2002. The decrease was related to the release in mid-2001 of approximately 30% of the office space then leased by the Company and the related reduction in leasehold improvements. In addition, a number of assets were fully depreciated or written off between the two periods. There have been no significant capital expenditures in the last nine months in an effort to conserve working capital.

         Amortization for the nine month period ended September 30 2002 represents a write-off of the remaining book value attributed to the acquisition of certain assets of Infobase in 2001. Management believes that the value of the intellectual property and software related to this acquisition has been fully exploited and that no future benefit to the Company remains.

Operating Loss
--------------

         The operating loss for the nine month period ended September 30, 2002 was $2,251,095 compared to an operating loss of $5,498,222 for the earlier period, representing an improvement of 59%. Revenue growth, combined with reductions in operating expenses, including staffing and office expenses, explains the reduction in operating loss from period to period.

Interest Expense
----------------

         During the nine-month period ended September 30, 2002, interest expense was $302,981 compared to $1,742,755 for the nine month period ended September 30, 2001. Interest expense reported for the nine months ended September 30, 2001 included $1,654,788 of nonrecurring, non-cash interest expense. In addition, discounts on certain debt instruments have been fully amortized.

Net Loss
--------

         Net loss for the nine month period ended September 30, 2002 was $2,651,751 compared to a net loss of $7,246,429 for the same period last year. The improvement in operating profit was driven by revenue growth, combined with a reduction in operating expenses and interest costs for the current year-to-date compared to results of the earlier nine-month period.

Liquidity and Capital Resources
-------------------------------

         At September 30, 2002, the Company had $0 in cash and accounts receivable and a deficit in working capital of $3,605,805. Existing cash and cash equivalents and cash that will be generated from operations may not be sufficient to meet anticipated cash needs for the next 12 months. Among other risk factors is the possibility that efforts to restructure the Company's significant remaining debt may not be successful.

Inflation
---------

         The Company believes that inflation has not had a material impact on its results of operations for the three months ended September 30, 2002, nor for the nine month period ended September 30, 2002.

ITEM 3. CONTROLS AND PROCEDURES

         The disclosure controls and procedures of the Company, as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities and Exchange Act of 1934 have been reviewed and evaluated by the President and by the Secretary and Treasurer of the Company within 90 days of the filing date of this quarterly report for the nine month period ended September 30, 2002, and have concluded that the controls and procedures have been and are effective.

         There have been no significant changes in internal controls of the Company or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Please see the Company's Form 10-KSB filed April 16, 2002 for the calendar year ended December 31, 2001, and the Form 10-QSB reports filed for quarters ended March 31, 2002 and June 30, 2002, for disclosure of legal proceedings.

         The Company is currently involved in other adversarial proceedings. Much of this litigation relates to unpaid unsecured debts and other liabilities. Individually or in combination, several of these claims could have a material impact on the Company's financial condition. The Company has booked reserves in its financial statements deemed by management to be adequate to cover anticipated judgments, legal fees, and other costs associated with ongoing and potential litigation.

ITEM 2.  CHANGES IN SECURITIES

         The following sets forth a description of all sales and issuances of the Company's securities during the nine months ended September 30, 2002. With respect to each issuance, the Company relied upon one or more exemptions from registration under the Securities Act of 1933, including Section 4(2) of the Securities Act of 1933 and Regulation S with respect to certain sales to non-U.S. persons, as defined by Regulation S.

         During January 2002, the Company issued warrants to purchase 412,500 shares of the Company's common stock at $0.50 per share to two management consultants. These warrants had vested in their entirety as of March 1, 2002. On April 29, 2002, the Company agreed to reduce the exercise price of 262,500 of these warrants to $0.16.

         During March 2002, the Company issued warrants to purchase 5,400,000 shares of the Company's common stock at $0.17 per share to three management consultants. These warrants vest in equal monthly installments of 50,000 over three years. One of these individuals terminated her consulting agreement at the end of April 2002, forfeiting 1,650,000 of these warrants. The other two consultants also terminated their consulting agreements.

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

         During June 2002, Junum reached an agreement with the holders of certain convertible debentures to extend the due dates from June 30, 2002 to June 30, 2003. At September 30, 2002, these debentures represented a short-term liability of the Company in the amount of $700,000 in principal plus accrued interest of $120,704. Under the terms of this debt extension, the Company agreed to replace warrants held by these investors for the purchase of 982,452 shares of common stock at prices ranging from $0.30 to $7.50 with warrants for the purchase of an equal number of shares at $0.07 per share. In addition, the Company agreed to reduce the conversion price on the debentures from $0.30 to $0.15.

         During June 2002, the Company reached an agreement with the holder of a $25,000 promissory note to extend the due date until March 31, 2003 in exchange for reducing the exercise price of a warrant to purchase 28,333 shares of common stock, also held by this investor, from $1.125 to $0.05.

         The Company issued shares of common stock to various providers of legal and consulting services in exchange for services performed. During the quarter ended September 30, 2002, the Company issued 1,003,500 shares under this type of arrangement. Management estimates that $246,650 worth of services at fair market value were received by the Company in exchange for issuance of these shares and has booked a corresponding non-cash expense in this amount for the period ended September 30, 2002. During the six months ended June 30, 2002, the Company issued a total of 2,538,769 shares to providers of legal and consulting services in exchange for an estimated $414,519 of services at fair market value. The financial statements for the nine-month period reflect a non-cash expense and adjustment to equity in the amount of $661,169. These transactions were registered under a Form S-8 Registration Statement, or were exempt transactions under Section 4(2) of the Securities Act of 1933, as amended.

         During July, 2002, the Company commenced an offering to certain non-U.
S. persons, as defined under Regulation S of the Securities Act of 1933, of approximately 2,440,000 shares of common stock at $0.05 per share. This transaction was exempt from registration under Regulation S of the Securities Act of 1933, as amended.

         During August 2002, the Company issued 563,400 shares of common stock to an investor regarding the conversion of a convertible debenture in reliance upon Section 4(2) under the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company defaulted on $1,403,000 in secured long-term debt due to the breach of debt covenants. The secured lender foreclosed on its collateral comprised of substantially all of the principal operating assets of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 28, 2002, the shareholders, acting by written consent, voted to appoint Larry Reed and Bryan Stokes as members of the Board of Directors. On September 8, 2002, at a special meeting of the Board of Directors, the Board voted to terminate the employment of David Coulter, the Company's then sole officer, effective immediately; and elected Bryan Stokes as the President and Treasurer of the Company and elected Larry Reed as the Secretary and Treasurer of the Company.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (1) Reports on Form 8-K:

         The Company filed six reports on Form 8-K during the quarter ended September 30, 2002 regarding changes in the management of the Company and the foreclosure and transfer of the principal operating assets of the Company (Item 2 and Item 5 of Form 8-K).

         (2) Exhibits:

                  Exhibit 10.1 Amended and Restated Agreement to Retain Collateral and Consent dated September 8, 2002.

                  Exhibit 99.1      Certification of Bryan Stokes

                  Exhibit 99.2      Certification of Larry Reed

                  Exhibit 99.3      Certification of Bryan Stokes and Larry Reed

                                   Signatures

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               JUNUM INCORPORATED

Date: January 3, 2002                By: /s/ Bryan Stokes
                                         --------------------------------------
                                     Bryan Stokes
                                     President, Treasurer and
                                     Principal Financial and Accounting Officer