Form 10KSB
period 2002-12-31
WINWIN GAMING INC
filed 2003-04-15
CIK 897545

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

         [   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ______________ TO ________________

                         COMMISSION FILE NUMBER: 0-30611

                               WINWIN GAMING, INC.
                               -------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

               DELAWARE                                84-1219819
   -------------------------------         ------------------------------------
   (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

               2804 WHISPERING WIND DRIVE, LAS VEGAS, NEVADA 89117
               ---------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

ISSUER'S TELEPHONE NUMBER: (702) 233-4138

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------              -----------------------------------------
             N/A                                        N/A

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                          COMMON STOCK, PAR VALUE $.01

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         State issuer's revenues for its most recent fiscal year: $3,146,274

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of April 14, 2003:

                  Common stock, $.01 par value: $26,753

         The number of shares of the registrant's common stock outstanding as of
         April 14, 2003:       23,748,541 shares.

         Documents incorporated by reference:  None

         Transitional Small Business Disclosure Format:

                          Yes                No    X
                              -------           -------

                       INDEX TO FORM 10-KSB ANNUAL REPORT


Part I
------
                                                                            Page
Item 1.   Description of Business............................................4

Item 2.   Description of Property............................................9

Item 3.   Legal Proceedings..................................................9

Item 4.   Submission of Matters to a Vote of Security Holders................11


Part II
-------

Item 5.   Market Price of and Dividends on the Registrant's
            Common Equity and Other Stockholder Matters......................11

Item 6.   Management's Discussion and Analysis or Plan of Operations.........13

Item 7.   Financial Statements...............................................22

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................22


Part III
--------

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act................23

Item 10.  Executive Compensation.............................................24

Item 11.  Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters..................................26

Item 12.  Certain Relationships and Related Transactions.....................27

Item 13.  Exhibits and Reports on Form 8-K...................................27

Financial Statements.........................................................F-1

Signatures...................................................................33

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.
         ------------------------

General
-------

         The Company presently is a lottery and gaming operations company. The Company and/or its various alliance partners have been offered licenses from various governments around the world to develop, operate and market lotteries, land-based casinos and internet lottery and gaming sites. The Company offers a complete "turn-key" service providing funding, equipment, training, management and marketing, for lottery and gaming operations.

         The Company and/or its alliance partners have been offered licenses to operate in China, Russia, Belarus, Yugoslavia, Montenegro, Macedonia, Croatia, Bosnia, Bulgaria, Democratic Republic of Congo, Central African Republic, Togo, Benin, Angola, Ghana, Zambia, Mamibia, Mali, Vietnam, Cambodia, Laos, Nicaragua and the Philippines.

         The Company specializes in creating lottery and casino games to assist countries, primarily for the purpose of financing national projects, humanitarian causes and special relief fund-raising. The corporate mission of the Company is to benefit all parties involved, the national governments, the citizens of each country and the Company. Proceeds from games will help fund education, hospitals, international and local charitable organizations (such as the Red Cross), churches, airports, roads and highways, hydro power dams, desalinization plants, bridges, hotels, sports and convention centers and more.

         The Company has begun a national lottery operation in Cambodia and plans to roll out lottery operations in China and Africa in 2003. China is a lucrative lottery market with a population base of over 1.4 billion while Africa provides the Company with the opportunity for a multi-country "Power-Ball" style lottery game.

         The Company intends to offer a complete menu of lottery, Bingo and casino games. The Company provides instant Games that can be implemented immediately. The Company also offers the latest state-of-the-art internet and intranet technology, enabling the Company to link Video Lottery, Gaming and Bingo terminals nationwide. Also, via the internet, the Company is capable of linking countries around the globe to create the world's first multi-national Super Jackpot. The Company can establish and operate both land-based and internet casinos. The Company intends to hire, train and manage local citizens to run its day-to-say operations, further benefitting the local economy. In addition, in association with leading lottery game show producers, the Company intends to provide live, weekly- televised lottery game shows, which increase sales, build brand and corporate awareness and expand the market.

Business Strategy and Operation
-------------------------------

         The Company intends to customize each lottery and gaming operation to the maximum benefit of each country. The Company intends to produce a live, weekly-televised lottery game show that is connected to an instant Scratch ticket. We intend to implement On-Line Lotto and/or internet/intranet lottery systems. In addition, if the Company has been issued a gaming or casino license from a jurisdiction, the Company may then have the opportunity to open a casino.

         Once a license is granted to the Company or its alliance partner, it generally takes between two and three months to design, print and distribute the lottery tickets and begin to generate sales. On average, 50% of ticket sales go toward prizes. After the Company recoups its initial costs, the balance of the revenue is split between the Company, its regional partners where applicable and the government of the country in which the lottery is licensed. The percentage split varies according to each country and license.

         In some cases, a country seeking the Company's assistance may already have a lottery in place. In such cases, the Company can help the country's existing lottery increase sales with the Company's technology and expertise. The Company can also operate under a separate private license to fund specific "stand alone" projects. Finally, by providing new games in addition to the existing lottery games, the Company can help the country fulfill its project funding goals much faster.

Products
--------

         TELEVISED GAMES. In association with leading lottery-style game show producers, the Company intends to offer a series of live, weekly-televised lottery game shows and weekly Lotto picks tied directly to Instant Ticket games. The combination of weekly shows with televised winners is a powerful marketing tool and management believes that this strategy can significantly increase lottery sales in virtually every country in which it will be used.

         INSTANT GAMES. Instant Games include Scratch-Off tickets and Pull-Tabs or Break-Open tickets. Instant games can be provided quickly and create a multitude of winners. The Company will design, print and then distribute tickets through various point-of-sale locations throughout each local region. The Company implements strict security measures when creating tickets to insure that the integrity of the games cannot be compromised. Tickets can be customized to include a picture of the project to be funded. Once the funding goal is met, new games can be created for a new purpose.

         INTERNET AND ON-LINE GAMES: The Company intends to offer the world's most secure, comprehensive Internet and On-Line gaming systems. Cyber terminals and On-Line machines can be placed at locations throughout a country in which our services are launched, providing instant access to even the most remote regions. The Company can also establish websites that offer a variety of lottery games and a complete On-Line casino. Internet casinos provide the opportunity to create the first ever On-Line worldwide gaming tournaments such as the World Series of Blackjack, Craps, Baccarat, etc. where participants from around the world can compete. In addition, the Internet enables the Company to expand its lottery games into a "Power-Ball" style format. By connecting several countries worldwide, the Company potentially can offer the world's largest international Super-Jackpot creating the first BILLION DOLLAR WINNER.

         INTRANET GAMES: The Company intends to offer state-of-the-art Intranet lottery, gaming and Bingo technology. The Company employs the latest Bingo technology consisting of Video Bingo Terminals and Progressive Bingo that allows up to 600 games to be played simultaneously. Locations throughout a country can be linked via secure Intranet connections to create larger national jackpots. By utilizing this same technology, the Company can also link lottery sites and terminals around the nation to provide bigger jackpots and expand the market.

         CASINOS: The Company's principals have experience and relationships in developing, operating and marketing land-based and river boat casinos in a variety of jurisdictions. The Company has expertise in all related areas including site development, design supervision, construction, casino management, food and beverage, entertainment and more.

Sales and Marketing
-------------------

         CHINA MARKETING ROLL-OUT. For the Company's initial roll-out in China and Cambodia, the primary marketing tool will be live, weekly-televised lottery game shows that are directly tied to Instant Ticket games distributed throughout the regions. Lottery game shows are proven to have a dramatic effect on the market, increasing sales up to tenfold in virtually every country in which they have been used, without cannibalizing pre-existing sales channels. In Hungary, the lottery TV show increased sales 300% and in Estonia, sales increased 117% after only 6 weeks on the air. The Company will also employ standard marketing channels including TV commercials, print media, outdoor advertising and radio.

         GENERAL MARKETING AND DISTRIBUTION. In general, the Company customizes its marketing and distribution strategy to the maximum benefit of each country in which it operates. The televised lottery game is always a key marketing component in combination with other available marketing channels. Electronic and Instant Tickets will be distributed through a variety of local vendors including retail outlets, banks and post offices. Tickets can be printed and programmed using a method known as G.L.E.P.S. (Guaranteed Low End Prize Structure). This means that in every batch of 200 tickets there are set prizes valued from a free ticket up to approximately $10. Tickets sold to distributors are discounted by the dollar amount of winning tickets per batch. Each distributor is responsible for paying low-end prize winners and the distributor has the profit from ticket sales plus the discount to pay these winners. The Company needs no reserves for these prizes, which greatly simplifies its accounting process. For mid and high-level prizes, winners are directed to a designated location such as a local financial institution or corporate office to redeem their prize.

         The Company, in conjunction with the local government, will also make every effort to publicize the humanitarian and special-relief efforts which the lottery benefits through various media. In addition, the Company plans to feature human-interest stories on how the lottery has improved the lives of the winners and the general citizenry of each respective nation.

Strategic Partners
------------------

         In order to fully capitalize on China, Cambodia and other available multi-national opportunities, the Company has aligned itself with the following strategic partners:

         IPO PANG P.C. IPO Pang P.C. specializes in assisting U.S. companies with complex, high-profile legal and business cases in China. The firm's primary strengths are in the areas of Intellectual Property, Corporate Law and International Law. They provide a full range of services including corporate strategies and repatriation of profits.

         ADMIRAL ZUMWALT & CONSULTANTS, INC. Admiral Zumwalt was founded by former Chief of Staff, Admiral E.R. Zumwalt, Jr. Admiral Zumwalt provides a worldwide network of government and military contacts, global market analysis and other valuable information to the Company.

         SANDE STEWART TELEVISION, INC. Sande Stewart was founded in 1964 by Bob Stewart. It has created or co- created and produced such shows as $25,000 Pyramid, Fun & Fortune, Jackpot, Pass the Buck and MUSL- POWERBALL INSTANT MILLIONAIRE. It provides the Company with the foremost lottery game show technology and expertise, and enhances the Company's value proposition with respect to providing lottery management and promotion services in various countries.

         INTERLOTT TECHNOLOGIES, INC. Interlott, a publicly traded corporation listed on the American Stock Exchange, is the world's largest Instant Scratch Ticket dispensing machine provider. Interlott provides services to 27 U.S. lotteries and many international lotteries throughout Asia. Europe and South America. Interlott's reputation as the premier provider of instant ticket vending solutions encompasses 12 years and more than 25,000 units placed world-wide. The Company will use Interlott ISTD machines in its operations.

         CANADIAN BANK NOTE LTD. Canadian Bank Note provides secure ticket printing and hardware/software solution for lottery operations in nine countries. The Company recently signed an exclusive contract with the Ontario Lottery and Gaming Commission (OLGC) to market "SuperStar Bingo", the Commission's proprietary technology capable of linking an unlimited number of bingo halls for simultaneous play.

History
-------

         WinWin Gaming, Inc., formerly called Junum Incorporated, was formerly a technology-based financial services company specializing in providing credit management and related services to consumers and small businesses. The Company was previously engaged in the business of assisting its members in evaluating and improving the accuracy of their credit reports.

         In September 2002, the Company discontinued all of its financial services operations. Because of its default on its outstanding senior secured debt, the lender foreclosed on its collateral and the Company transferred its assets to the lender.

         In December 2002, the Company sold its wholly-owned subsidiary, Junum.com, Inc., to a creditor, A.J. Marketing Group, Ltd., in exchange for forgiveness of approximately $300,000 in debt. At the time, Junum.com, Inc. had substantially no assets, and approximately $4,000,000 of liabilities, and Junum.com had discontinued all operations.

         Effective December 31, 2002, the Company changed its name to WinWin Gaming, Inc., and acquired WinWin Acquisition Corp. and WinWin, Inc. in exchange for 22,512,000 shares of Common Stock. WinWin Acquisition then acquired 100% of the capital stock of WinWin, Inc., a Nevada corporation, for consideration of 22,512,000 shares of Common Stock, plus a $5,000,000 secured convertible debenture, interest payable at 10% per annum, secured by 100% of the stock of both WinWin Acquisition Corp. and WinWin, Inc.

         However, due to the failure of a closing condition, as reported Previously, these acquisitions of WinWin Acquisition Corp. and WinWin,
Inc. were rescinded and renegotiated effective March 31, 2003, and an Amended and Restated Stock Exchange Agreement was consummated on substantially similar terms and conditions, except that the total number of shares of the Company's Common Stock issued for the acquisitions was reduced from 22,512,000 shares to 18,522,853 shares.

         The secured convertible debenture is due on March 31, 2007. The note is convertible into Common Stock of the Company at the rate of 100% of the average closing price of the Company's Common Stock for the 20 trading days prior to conversion, but in no event to exceed 100,000 shares. A holder of the debenture must give the Company at least 90 days prior notice prior to any conversion.

         The due date of the senior secured debenture may be accelerated upon an Event of Default. An "Event of Default" occurs if (a) the Company does not make the payment of the principal of this Debenture when the same becomes due and payable at maturity, upon redemption or otherwise, (b) the Company does not make a payment, other than a payment of principal, for a period of five (5) business days thereafter, (c) any of the Company's representations or warranties contained in this Debenture or in the related Security Agreement dated the date hereof were false when made or the Company fails to comply with any of its other agreements in this Debenture and such failure continues for the period and after the notice specified below, (d) the Company's parent corporation, WinWin Gaming, Inc., shall have its common stock suspended or delisted from any exchange or the over-the-counter market from trading for in excess of five (5) consecutive trading days, (e) the Company or its parent corporation, WinWin Gaming, Inc., pursuant to or within the meaning of any Bankruptcy Law (as hereinafter defined): (i) commences a voluntary case; (ii) consents to the entry of an order for relief against it in an involuntary case; (iii) consents to the appointment of a Custodian (as hereinafter defined) of it or for all or substantially all of its property or (iv) makes a general assignment for the benefit of its creditors or (v) a court of competent jurisdiction enters an order or decree under any Bankruptcy Law that: (A) is for relief against the Company in an involuntary case; (B) appoints a Custodian of the Company or for all or substantially all of its property or (C) orders the liquidation of the Company, and the order or decree remains unstayed and in effect for 60 days, (f) the Common Stock is no longer listed on any recognized exchange including electronic over-the-counter bulletin board, or (g) any creditor of WinWin Gaming, Inc, or any of its subsidiaries or affiliates existing prior to the date hereof, seeks to attach the capital stock of WinWin, Inc. which is part of the collateral that secures performance of this Debenture, or the capital stock of WinWin Acquisition Corp., which is also a part of the collateral that secures performance of this Debenture, or any of their respective assets, and the holder determines that there is a reasonable likelihood that such creditor will be successful.

         In the event of an Event of Default, the holders of the Debenture can foreclose on all of the capital stock of WinWin Acquisition Corp. and WinWin, Inc., essentially reversing the acquisitions. This would cause the Company to Discontinue operations and would have a very adverse effect on the value of the Company's Common Stock.

Corporate Structure
-------------------

         The Company is a Delaware corporation. The Company no longer owns the approximately 94% of Junum.com, Inc., a Nevada corporation, which was its principal operating company. At December 31, 2002, the Company had six subsidiaries, all Nevada corporations: NextTech, Inc., Voleran, Inc., Junum Intellectual Property, Inc., Junum Financial Services, Inc., Junum Company, Inc. and Junum Europe, Ltd. All of these subsidiaries were and are inactive although several held some minimal assets. Subsequently, the Company acquired WinWin Acquisition Corp. and its subsidiary, WinWin, Inc., both Nevada corporations, which are presently wholly owned subsidiaries of the Company.

Executive Office
----------------

         The address of the Company's corporate offices and sole operating location is presently 2804 Whispering Wind Drive, Las Vegas, Nevada 89117.

Competition
-----------

         The lottery and gaming business and related activities are highly competitive. In the lottery and casino gaming industry, barriers to entry are relatively low and risk of new competitors entering the market is high. Existing competitors of the Company have substantially greater resources that the Company. Further expansion of the lottery and gaming opportunities could also significantly and adversely affect the Company's business. In particular, the expansion of lottery and casino gaming in or near the geographic areas from which the Company attracts or expects to attract a significant number of customers could have a material adverse effect on the Company's business. The Company expects that it will experience significant competition as the industry continues to mature.

         Many large competitors have budgets, marketing staffs and financial and other resources which significantly surpass the resources of the Company.

Insurance
---------

         The Company will purchase and maintain such insurance policies or establish self-insurance programs as the Board of Directors deems reasonably necessary to protect the interests of the Company. Insurance policies will have such limits and deductible amounts as the Board of Directors deems advisable, based on the costs involved and the operations of the Company. In addition, such policies have certain exclusions from coverage for risks that are uninsurable or are not insurable at rates deemed reasonable by the Board of Directors. Such exclusions may include damage or loss by war, nuclear accidents, earthquakes and other similar risks. The Company will not assume the cost of any portion of liability insurance that would insure the directors and officers for any liability as to which the Company is prohibited from being indemnified. The Company may purchase and pay for such types of insurance, including extended coverage liability, casualty, business interruption insurance, and workers' compensation insurance, as would be customary for any person owning comparable property and engaged in similar business, and the directors, the officers, and their affiliates, employees and agent of the Company may be named as additional insured parties thereunder, provided that the cost of premiums payable by the Company is not increased thereby. There is no assurance, however, that any such insurance will be available or, if available, that it will be at a rate acceptable to the Company.

Regulatory Environment
----------------------

         The Company's services are subject to substantial regulation.

Employees
---------

        As of the date of this report, the Company has five full-time employees (excluding consultants and temporary help) at its Las Vegas, Nevada location. Of the five employees, two are in management, two are in accounting and administration, and one is in marketing.

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

         In addition, the Company relies on consultants to a significant extent to supplement its regular employee staff in certain key functional areas and to support management in the execution of the Company's business strategy. These consultants are independent contractors. There can be no assurance that, if one or more of the consultants were to terminate their services, the Company would be able to identify suitable replacements. Failure to do so could materially and adversely affect the Company's operating and financial results.

         All key personnel and the management, officers, directors and shareholders of the Company may be subject to approval by various governmental agencies to determine if they are suitable to act in those positions in a lottery operation and/or gaming facility. This may, in many instances, require that these individuals obtain various gaming licenses from national, state and other authorities. There is wide discretion and latitude given those governmental entities in granting such licenses, and the application for such licenses may involve significant background checks and other investigations concerning those individuals.

ITEM 2.  DESCRIPTION OF PROPERTY.
         ------------------------

         The Company's executive offices occupy approximately 1,000 square feet at 2804 Whispering Wind Drive, Las Vegas, Nevada 89117. This facility is leased on a month-to-month basis at the rate of approximately $1,000 per month, from Patrick Rogers, the President of the Company.

ITEM 3.  LEGAL PROCEEDINGS.
         ------------------

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

         On April 4, 2000, the trial court entered an order granting the Company's Motion for Substitution of Counsel, appointing new counsel for the Company. On that same day, the trial court entered an order dismissing the Company's claims with prejudice, due to prior want of prosecution after the first appeal was decided. On April 13, 2000, the Company filed a Notice of Appeal regarding the trial court's dismissal order. The Company has abandoned This litigation.

         David B. Coulter, a former Chief Executive Officer, President and a director and the largest stockholder of the Company, has filed several civil actions against the Company and others in the Superior Court of the State of

California for the County of Los Angeles (Central District), and in the County of Orange, California. The complaints allege a breach of an employment contract, breach of fiduciary duty, breach of contract, breach of covenant of good faith and fair dealing, breach of a promissory note, intentional interference with prospective business and economic advantage, negligent interference with prospective business and economic advantage, conversion, and seek damages in excess of $3,000,000 and other relief. Management believes these claims are without merit, and the Company is vigorously contesting these civil actions. The Company is also preparing appropriate counter-claims against Mr. Coulter for fraud and misappropriation of corporate assets.

         The Company has material obligations owed to various investors, consultants, debenture holders, note holders, taxing authorities and trade creditors, a significant number of which are past due or otherwise in default. Several of these creditors have filed suit to collect amounts owed to them. Some of the obligations are in dispute or have been restructured and will need to be paid in the future. No assurance can be made that the Company will be successful in repaying or restructuring these obligations, resolving these disputes or managing any litigation that ensues. Failure to successfully satisfy or settle one or more of these obligations would materially impact the Company's financial condition, and could lead to a default under the Company's Senior Secured Debentures and the foreclosure by the holders of such Debentures on all of the Company's assets.

         In the event that the Company is unsuccessful in defending its pending litigation, or is unsuccessful in resolving and settling its substantial outstanding debt, the Company would likely be forced to discontinue its operation or may file for bankruptcy protection.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
         --------------------------------------------------

         On August 28, 2002, the shareholders of the Company held a meeting by written consent of the stockholders holding a majority of the outstanding Common Stock of the Company to elect Larry Reed and Bryan Stokes as new additional members of the Board of Directors of the Company, to be effective September 4, 2002.

         In October 2002, the shareholders of the Company acted by written consent To remove David Coulter as a director of the Company.


                                     PART II

ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND
         -------------------------------------------------------------------
         OTHER STOCKHOLDER MATTERS.
         --------------------------

Common Stock
------------

         The Company's Certificate of Incorporation, as amended, authorizes 50,000,000 shares of Common Stock, $.01 par value. As of December 31, 2002, the Company had 25,107 shares outstanding, which were held by 633 stockholders of record. As of April 14, 2002, the Company had 23,748,541 shares of Common Stock issued and outstanding, reflecting the issuance of shares upon conversion of all outstanding Series B Preferred Stock and the acquisition of WinWin, Inc.

Preferred Stock
---------------

         As of December 31, 2002, the Company had 1,350 shares of its Series B convertible non-voting Preferred Stock outstanding, $1,000 par value. These shares of Preferred Stock were cancelled in April 2003 upon conversion into Common Stock and warrants

Common Stock Trading
--------------------

         The Company's Common Stock trades on the NASD over-the-counter electronic bulletin market ("OTCBB") under the symbol "WNWN". The following table sets forth, on a split-adjusted per share basis for the periods shown, the high and low closing bid prices of the Common Stock of the Company:

                                            Closing Bid Prices (1)
                                            ----------------------
Year Ended December 31, 2000                High               Low
----------------------------                ----               ---

1st Quarter . . . . . . . . . .             $20                $.028
2nd Quarter . . . . . . . . . .             $.095 (2)          $.022 (2)
3rd Quarter . . . . . . . . . .             $.031              $.01351
4th Quarter . . . . . . . . . .             $7.00 (3)          $2.5625 (3)

Year Ended December 31, 2001
----------------------------

1st Quarter . . . . . . . . . .             $11.625            $6.75
2nd Quarter . . . . . . . . . .             $11.25             $4.00
3rd Quarter . . . . . . . . . .             $6.20              $1.35
4th Quarter . . . . . . . . . .             $1.75              $0.40

Year Ended December 31, 2002
----------------------------

1st Quarter . . . . . . . . . .             $0.68              $0.16
2nd Quarter . . . . . . . . . .             $0.40              $0.047
3rd Quarter . . . . . . . . . .             $0.048             $0.005
October . . . . . . . . . . . .             $0.007             $0.003
4th Quarter . . . . . . . . . .             $0.51              $0.10 (4)

Year Ending December 31, 2003
-----------------------------

1st Quarter . . . . . . . . . . .           $1.40 (5)          $1.40 (5)

----------
(1) The above tables set forth the range of high and low closing bid prices per share of the Common Stock of the Company as reported by Pink Sheets LLC for the periods indicated.

(2) In April 2000, there was a two-for-one stock split of the Common Stock of the Company.

(3) Effective December 8, 2000, there was a one-for-forty reverse stock split of the Common Stock of the Company.

(4) Effective at the close of business on October 4, 2002, there was a 1-for-100 reverse stock split.

(5) Effective at the close of business on December 31, 2002, there was a one-for-twenty reverse stock split of the Common Stock of the Company.

         On April 14, 2003, the closing price of the Common Stock of the Company was $1.70 per share.

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

Dividend Policy
---------------

         The Company has not adopted any policy regarding the payment of dividends on its Common Stock. The Company does not intend to pay any cash dividends on its Common Stock in the foreseeable future. All cash resources are expected to be invested in developing the Company's business plan.

Stock Option, SAR and Stock Bonus Plans
---------------------------------------

         During the year ended December 31, 2002, the Company adopted and approved its 2002 Consultant Compensation Plan and its 2002 Stock Option, SAR and Stock Bonus Consultant Plan (the "Plans") which provided for the issuance of up to 3,000 shares of its Common Stock to consultants to the Company for services. Directors, officers and employees of the Company are not eligible to participate in the Plans. The Plans were administered by Mr. David
B. Coulter, formerly Chief Executive Officer and President of the Company. New members of the Plans' Committee have not been selected.

Options and Warrants
--------------------

         As of December 31, 2002, the Company had outstanding warrants to purchase 1,873 shares of Common Stock at exercise prices ranging from $100 or more per share.

         As of December 31, 2002, the Company had outstanding stock options to purchase 1,387 shares of Common Stock at exercise prices ranging from $500 or more per share.

Series B and Series C Preferred Stock Cancelled
-----------------------------------------------

         Effective October 21, 2002, the Company exercised its right to redeliver its non-performing debt portfolio to the holders of its Series C Preferred Stock and the Company cancelled all of the previously outstanding shares of its Series C Preferred Stock.

         On April 1, 2003, the Company issued 5,200,000 shares of Common Stock and issued warrants to purchase 4,200,000 shares of Common Stock at an exercise price of $0.25 per share (post-split) that expire on April 1, 2008, to the former holders of its Series B Preferred Stock, and all of the shares of its Series B Preferred Stock were cancelled.

         The Company's presently has no issued and outstanding shares of Preferred Stock.

Registrar and Transfer Agent
----------------------------

         The registrar and transfer agent of the Company is PublicEase Stock Transfer, 3663 E. Sunset Road, Suite 104, Las Vegas, Nevada 89120; telephone
(702) 212-8797.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
         -----------------------------------------------------------

         The following discussion of the Company's financial condition and results of operations should be read in connection with the Company's consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB. This discussion contains statements reflecting the opinions of management as well as forward-looking statements regarding the market and the Company that involve risk and uncertainty. These statements relate to expectations and concern matters that are not historical facts. Words such as "believes," "expects," "anticipates" and similar expressions used throughout this document indicate that forward-looking statements are being made.

Forward Looking Statements
--------------------------

         When used in this annual report on Form 10-KSB and in our other filings with the SEC, in our press releases and in oral statements made with the approval of one of our authorized executive officers, the words or phrases "will likely result", "plans", "will continue", "is anticipated", "estimated", "intends to", "expect", "project" or "outlook" or similar expressions (including confirmations by one of our authorized executive officers of any such expressions made by a third party with respect to us) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We caution readers not to place undue reliance on any such statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties, including but not limited to our history of losses, our limited operating history, our need for additional financing, rapid technological change, and an uncertain market, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the factors described below and in the Description of Business section of this annual report. We undertake no obligation to release publicly revisions we made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements. All written and oral forward-looking statements made after the date of this annual report and/or attributable to us or persons acting on our behalf are expressly qualified in their entirety by this discussion.

Significant Accounting Estimates and Policies
---------------------------------------------

         The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the saleability, and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We must make estimates of the collectability of accounts receivable. We analyze historical write-offs, changes in our internal credit policies and customer concentrations when evaluating the adequacy of our allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if we make different judgments or use difference estimates.

         As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent that we establish a valuation allowance or increase this allowance in a period, we must include a tax provision or reduce our tax benefit in the statements of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We believe, based on a number of factors including historical operating losses, that we will not realize the future benefits of a significant portion of our net deferred tax assets and we have accordingly provided a full valuation allowance against our deferred tax assets. However, various factors may cause those assumptions to change in the near term.

         We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

         We have determined the significant principles by considering accounting policies that involve the most complex or subjective decisions or assessments. Our most significant accounting policies are those related to revenue recognition and accounting for stock-based compensation.

         REVENUE RECOGNITION. Our revenue recognition policies are based on the requirements of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

         Revenue from sales of our services is generally recognized during the period when the services are rendered.

         ACCOUNTING FOR STOCK-BASED COMPENSATION. We have elected to apply the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. In accordance with the provisions of SFAS 123, we apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and will use related interpretations in accounting for stock option plans. We account for stock issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services. Generally, under APB 25, if the option exercise price for a fixed award to an employee is equal to the fair value of the common stock at the date of the grant of the stock option, no compensation expense is recorded. Under SFAS 123 and EITF 96-18, the amount of compensation expense that is recorded is based on an option pricing model which incorporates such factors as the expected volatility of future movements in the price of the underlying stock, risk-free interest rates, the term of the options and any dividends expected to be paid. As a result, under SFAS 123 and EITF 96-18, we would generally expect to record a greater amount of compensation expense than under APB 25.

         SEGMENT REPORTING. We have adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 requires companies to disclose certain information about reportable segments. Based on the criteria within SFAS 131, we have determined that we currently have only one reportable segment, telecommunications systems and related services.

General
-------

         The Company, formerly called Junum Incorporated, was an Internet-based financial services company engaged in credit profile management until September 2002 when it ceased operations.

Income Tax Benefit
------------------

         The Company will recognize tax benefits as factors indicate that it is more likely than not that future tax benefits will be realized.

Contractual Obligations and Commercial Commitments
--------------------------------------------------

         The following table is a recap of the Company's contractual obligations as of December 31, 2002.

                                                              Payments Due by Period
                                                              ----------------------
                                    Total            Less than One Year         One-Three Years
                                    -----            ------------------         ---------------
Long-Term Debt                      $    0           $    0                     $    0

Operating Leases                    $    0           $    0                     $    0

Total Contractual Cash
Obligations                         $    0           $    0                     $    0

Net Income (Loss)
-----------------

         Net loss applicable to common shareholders during the year ended December 31, 2002 was $4,292,217 compared to a net loss applicable to common shareholders of $8,936,688 during the year ended December 31, 2001.

Liquidity and Capital Resources
-------------------------------

         Our projections of future cash needs and cash flows are subject to substantial uncertainty. Current cash and cash equivalents and cash that may be generated from operations will not be sufficient to meet our anticipated cash needs for at least the next six months. At December 31, 2002, the Company had a deficit in working capital of $1,874,298. Accordingly, we are dependant on raising additional financing in order to continue operations. We will seek to sell equity or debt securities in order to fund our cash needs. The sale of additional equity or equity-related securities would result in additional dilution to our stockholders. In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Inflation
---------

         The Company believes that inflation has not had a material impact on its results of operations for the years ended December 31, 2002 or December 31, 2001.

Seasonality
-----------

         The Company may experience material seasonal variations in revenues and operating costs due to seasonality.

Plan of Operations
------------------

         Because of the present development stage status of its current activities and other factors, the Company expects that it will incur a loss during its fiscal year ending December 31, 2003.

         The Company believes that equity capital will be required to accomplish its plan of operations during the next 12 months. As a result, the Company intends to offer and sell its Common Stock in exempt offerings under federal and state securities laws to further capitalize the Company, and may also borrow from banks and other financial institutions to the extent necessary to provide liquidity for its operations, although no present arrangements for any borrowings have been made.

         The Company believes that the net proceeds of future securities offerings and borrowings will be sufficient to meet its liquidity requirements for at least one year.

RISK FACTORS

New Projects
------------

         Each of the Company's projects to develop lottery and casino facilities and operations for third parties will be subject to the many risks inherent in the establishment of a new business enterprise, including unanticipated design, construction, regulatory and operating problems, and the significant risks commonly associate with implementing a marketing strategy in new markets. There can be no assurance that any of these projects will become operational within the estimated time frames and projected budgets at the time the Company enters into a particular agreement, or at all. The Company plans to reduce the financial significance of individual projects by focusing on small- to medium-sized projects that can be accomplished with a smaller capital investment and will allow a significant portion of any financing of any subsequent expansions to be paid from operating funds whenever possible. There can be no assurance that the significant expenditures required to develop a lottery or casino gaming project will ultimately result in the establishment of profitable operations.

         To the extent the Company's future lottery gaming projects become operational, the Company will be required to add and train personnel, expand its management information systems and control expenses. If the Company does not successfully address the Company's increased management needs or the Company otherwise is unable to manage its growth effectively, the Company's operating results could be materially and adversely affected.

Capital Financing Arrangements
------------------------------

         An integral part of the Company's business strategy is to provide expertise and assist in financing arrangements to third parties so that they may obtain capital in order to develop and operate lottery and casino facilities. As a result of the regulatory environment and certain requirements placed upon the ability to raise capital, these financing arrangements will contain and present a high degree of risk. Thus, the very nature of some of these arrangements will present a high degree of risk which may make it impossible to establish or calculate a present value for any loan or interest rates due in the future and may significantly decrease any collateral which these obligations may provide in the event the Company sought to place them as collateral for some Company financing in the future.

Contract Provisions
-------------------

         A substantial part of the Company's transactions will involve both the financing and management fields and will involve entering into contracts with governments, individual entrepreneurs and companies. While the Company anticipates negotiating for the best possible contractual provisions so that it may benefit from a well-drafted arrangement in the event of default or failure to comply, those contractual provisions will be governed and regulated by national, state, and local laws, including the laws of non-U.S. foreign jurisdictions. As a result, many contractual provisions, obligations and benefits which the Company might wish to bargain or negotiate may be unavailable. Moreover, it may be impossible for the Company to obtain favorable jurisdiction, venue or arbitration provisions, or other standard contractual provisions in light of these laws and regulations. Therefore, any contract entered into by the Company will contain a high degree of risk.

Construction Risks
------------------

         The Company anticipates that its prospective casino gaming ventures may often include the construction of new or additional facilities. The Company's cost estimates and projected completion dates for construction of facilities may change significantly as the projects progress. In addition, the Company's development projects will entail significant construction risks, including shortages of materials or skilled labor, unforeseen environmental or engineering problems, work stoppages, weather interferences and unanticipated cost increases, any of which could have a material adverse effect on the projects and could delay their scheduled openings. A delay in scheduled openings will delay the Company's receipt of lottery and casino gaming revenues and/or repayment of the loans to finance operations.

Penny Stock Trading Rules
-------------------------

         When the trading price of the Company's Common Stock is below $5.00 per share, the Common Stock is considered to be "penny stocks" that are subject to rules promulgated by the Securities and Exchange Commission (Rule 15-1 through 15g-9) under the Securities Exchange Act of 1934. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the Commission's standardized risk disclosure document; (b) providing to customers current bid and offers; (c) disclosing to customers the broker-dealer and sales representatives compensation; and (d) providing to customers monthly account statements.

Financial Position of the Company
---------------------------------

         The Company has not yet generated any operating income from lottery or casino operations, nor is there any assurance that the Company will achieve future revenue levels and operating efficiencies to support existing operations, generate positive cash flow from operations or recover its proposed investment in lottery or gaming operations. The Company expects to incur a loss in 2003, and there can be no assurance that such losses will not continue thereafter. The success of the Company's operations are largely dependent upon its ability to establish operating efficiencies and generate adequate cash-flows from operations, as to which there can be no assurance. The Company's operations are subject to numerous risks associated with the establishment of its business, including lack of adequate financing sources, and competition from larger, well-established and well-capitalized competitors. In addition, the Company may encounter unanticipated problems, including governmental regulations and marketing difficulties, some of which may be beyond the Company's financial and technical abilities to resolve. The failure to adequately address such difficulties could have a materially adverse effect on the Company's prospects.

Highly Competitive Industry
---------------------------

         The lottery and casino gaming industry is highly competitive. The Company will face competition in all of its proposed markets from large, national companies and smaller, regional companies, as well as from unrelated casino gaming operations. Many of the Company's competitors are larger and have greater financial resources than the Company. The Company from time to time may experience price pressure in certain of its markets as a result of competitors' gaming practices. Competition is based on interest rates, revenue sharing, quality of services and accommodations, functionality, price, brand loyalty, effective promotional activities and the ability to identify and satisfy emerging gaming practices and preferences. See "Business--Competition".

Risks of Leverage
-----------------

         The Company may incur borrowings for the purpose of financing the expansion and growth of the Company, including the possible acquisition of other companies or their assets. See "Business - Borrowing Policies". Any amounts borrowed will depend among other things, on the condition of financial markets. Acquisitions of equipment, vehicles, or other companies purchased on a leveraged basis generally can be expected to be profitable only if they generate, at a minimum, sufficient cash revenues to pay interest on, and to amortize, the related debt, to cover operating expenses and to recover the equity investment. The use of leverage, under certain circumstances, may provide a higher return to the shareholders but will cause the risk of loss to the shareholders to be greater than if the Company did not borrow, because fixed payment obligations must be met on certain specified dates regardless of the amount of revenues derived by the Company. If debt service payments are not made when due, the Company may sustain the loss of its equity investment in the assets securing the debt as a result of foreclosure by the secured lender. Interest payable on Company borrowings, if any, may vary with the movement of the interest rates charged by banks to their prime commercial customers. An increase in borrowing costs due to a rise in the "prime" or "base" rates may reduce the amount of Company income and cash available for dividends.

         The Company's lenders may impose restrictions on the Company's ability to pay dividends to the shareholders. If such restrictions are imposed on the Company, the Company may not meet its cash distribution objectives.

Rapid Growth
------------

         The Company may experience rapid growth. In this event, it will be necessary for the Company to rapidly add a significant number of employees and may be required to expend considerable efforts in training these new employees. This growth will place strains on the Company's management resources and facilities. The Company's success will, in part, be dependent upon the ability of the Company to manage growth effectively.

Dependence on Senior Management
-------------------------------

         The Company's future performance will depend to a significant extent upon the efforts and abilities of key management personnel. The Company does not have a life insurance policy on any of its officers and key employees or employment contracts with them. The loss of service of one or more of the Company's key management personnel could have an adverse effect on the Company's business. The Company's success and plans for future growth will also depend in part on management's continuing ability to hire, train and retain skilled personnel in all areas of its business.

         The key management personnel may be subject to licensing and approval by governmental entities and may not be approved or may be expelled from those positions by these governmental entities.

Competition
-----------

         The casino gaming business and related activities are highly competitive. In the casino gaming industry, barriers to entry are relatively low and the risk of new competitors entering the market is high. Certain existing competitors of the Company have substantially greater resources than the competitors that may enter the market. Further expansion of gaming opportunities could also significantly and adversely affect the Company's business. In particular, the expansion of casino gaming in or near the geographic areas from which the Company attracts or expects to attract a significant number of customers could have a material adverse effect on the Company's business. The Company expects that it will experience significant competition as the casino industry matures. "Business - Competition".

         Many large competitors have budgets, marketing staffs and financial and other resources which significantly surpass the resources of the Company.

Risks Associated With the Company
---------------------------------

         INDEMNIFICATION. The Company's Certificate of Incorporation and By-Laws limit the liability of its directors, officers and employees of the Company, and provides for indemnification of the directors and offices to such extent. See "Management-Limited Liability and Indemnification". The Company may also obtain liability insurance. These measures will provide additional protection to the directors and officers of the Company against liability in connection with certain actions and omissions.

         CONFLICTS OF INTEREST. There are anticipated conflicts of interest between the Company and its stockholders, and there may be potential conflicts of interest involving the Company and its stockholders, some of which may affect the planned business activities of the Company. The Board of Directors will attempt to resolve any conflict of interest situation which may arise and which is brought to the attention of the Board of Directors on a case-by-case basis. See "Conflicts of Interest".

         NON-ARM'S LENGTH TRANSACTIONS. The Company may engage in transactions with its officers, directors and shareholders and their related companies. Such transactions may be considered as not having occurred at arm's length. The Company may do business with such persons in the future, but intends to contract with them on the same basis and upon no more favorable terms than could be obtained from persons not affiliated with the Company. See "Use of Proceeds", and "Conflicts of Interest."

         DIVIDENDS. There can be no assurance that the proposed operations of the Company will result in sufficient revenues to enable the Company to continue to operate at profitable levels or to generate positive cash flow to enable the Company to pay cash dividends to its shareholders. See "Description of Capital Stock".

         DEPENDENCE ON ADDITIONAL CAPITAL. There can be no assurance, however, that adequate financing will be available on terms satisfactory to the Company, if at all. Failure by the Company to obtain sufficient additional capital in the future could limit the Company's ability to implement its business strategy. Further debt financings, if available, may result in increased interest and amortization expense, increased leverage, decreased income available to fund further acquisitions and expansion, and may limit the Company's ability to withstand competitive pressures and render the Company more vulnerable to economic downturns. Future equity financings may dilute the equity interest of existing stockholders.

Any Failure by us to Successfully Expand our Operations Would have a Material
-----------------------------------------------------------------------------
Adverse Effect on Us.
---------------------

         Any failure by us to successfully expand our operations to accommodate increases in demand and customer orders would have a material adverse effect on our business prospects, financial condition and operating results. Under such circumstances, the material adverse effects may include, among other things, an inability to increase net sales in accordance with the expectations of securities analysts and investors; increases in costs that we may incur to meet customer expectations; increases in expenses if we are required to make additional capital expenditures to improve our marketing systems; loss of customer loyalty and repeat business from customers if they become dissatisfied with our services; and damage to our reputation and brand image arising from uncertainty with respect to our operations. The occurrence of one or more of these events would be likely to cause the market price of our securities to decline further.

The Loss of the Services of One or More of our Key Personnel, or Our Failure to
-------------------------------------------------------------------------------
Attract, Assimilate and Retain other Highly Qualified Personnel in the Future,
------------------------------------------------------------------------------
could disrupt our Operations and Result in a Reduction in Net Sales
-------------------------------------------------------------------

         The loss of the services of one or more of our key personnel could seriously interrupt our business. We depend on the continued services and performance of our senior management and other key personnel and consultants, particularly Benjamin Perry, our Chief Executive Officer and Chairman of the Board. Our future success also depends upon the continued service of our executive officers and other key sales, marketing and support personnel. Our relationships with our officers and key employees are generally at will. We do not have "key person" life insurance policies covering any of our employees.

We Have Incurred Net Losses and May Incur Losses in the Future; We Have an
--------------------------------------------------------------------------
Accumulated Deficit
-------------------

         We have incurred substantial net losses and have an accumulated deficit of approximately $22,402,892 at December 31, 2002. There can be no assurance that we will be able to achieve and maintain profitability long enough to recover the accumulated deficit. Significant expenditures have been made to build the infrastructure necessary to support the Company's operations, financial services operations, market and create new customers. Results of operations will depend on numerous factors, including, without limitation, the following:

         -        revenue generation from gaming services;
         -        market acceptance of services;
         - marketing, origination and servicing costs for our lottery and gaming receivables;
         -        availability of additional financing; and
         -        performance of our receivables.

We May be Unable to Meet Our Additional Liquidity Requirements
--------------------------------------------------------------

         There is no assurance that we will be able to meet our future liquidity requirements. We have a substantial ongoing need for liquidity to finance our operations, and this need is expected to increase along with the growth in our business. Our primary operating cash requirements include the marketing and servicing of our gaming and ongoing administrative expenses. We fund our cash requirements through a combination of cash flow from operations, asset sales and securitizations, loans and other financing transactions. In the event additional financing is unavailable to us and additional gaming services are not retained, our ability to operate our business will be limited and our financial condition, operating results or cash flows could be materially adversely affected.

We May Not Generate Sufficient Cash Flows to Cover Our Operating Costs
---------------------------------------------------------------------

         We are primarily in the business of providing gaming services to relatively new casinos.

Because the Market For Our Gaming Services is Limited, We May Not be Able to
----------------------------------------------------------------------------
Obtain Financing
----------------

We May Not be Able to Manage Our Growth or Obtain the Resources Necessary to
----------------------------------------------------------------------------
Achieve Our Growth Plans
------------------------

         If we cannot manage our growth, we may experience fluctuations in net income or sustain net losses. The Company is again in a development state and has not general internal cash flow in the gaming industry. As of the date of this report, revenues are still insufficient to meet ongoing cash needs. Management anticipates meaningful growth in revenues. This growth, however, will depend on numerous factors, including the following

         - generation of new casino customers that utilize our gaming services;
         -        acceptance of our gaming services by third party lenders;
         -        ability to maintain a high qualify of customer service; and
         - recruitment, motivation and retention of qualified gaming personnel.

         Sustained growth also may require implementation of enhancements to our operational and gaming systems and additional management, operational and financial resources. There can be no assurance that we will be able to manage our expanding operations effectively or to maintain a level of cash flows, or that we will be able to maintain or accelerate our growth. Our failure of to manage growth could harm our results of operations or financial condition.

Our Quarterly Operating Results May Fluctuate, Which May Affect Our Ability to
------------------------------------------------------------------------------
Finance Our Growth and Operations
---------------------------------

         The timing of payments, acquiring new casino clients and the timing of receivables can affect the timing of recorded income and result in periodic fluctuations in our quarterly operating results, as well as affecting our cash requirements.

Fluctuations in Economic Conditions Could Adversely Affect Our Business
-----------------------------------------------------------------------

         During strong economic cycles, available credit, including consumer credit, generally increases gaming activity. During periods of economic slowdown and recession, such activity generally decreases. No assurances can be given that demand for our gaming would not worsen in a weak economic cycle.

Going Concern
-------------

         The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.

         At December 31, 2002, the Company had a deficit in working capital of $1,874,298, a loss from operations for the year ended December 31, 2002, of $4,292.217 and an accumulated deficit of $22,402,892 from October 21, 1999, the date of inception of Junum.com, Inc. through December 31, 2002.

         Management believes that current plans to change the Company's operations to gaming services and a combination of its financing and capital raising plans will provide sufficient working capital to allow the Company to continue as a going concern.

Need for Additional Financing
-----------------------------

         The Company may require substantial additional financing to complete the capitalization of its business plan. The additional financing will be used primarily for marketing to establish brand recognition. The Company can give no assurance that it will successfully negotiate or obtain additional financing, or that it will obtain financing on terms favorable or acceptable to it. The Company's ability to obtain additional capital depends on market conditions, the global economy and other factors outside its control. If the Company does not obtain adequate financing or such financing is not available on acceptable terms, the Company's ability to finance its expansion, develop or enhance products or services or respond to competitive pressures would be significantly limited. The Company's failure to secure necessary financing could have a material adverse effect on its business, prospects, financial condition and results of operations.

Developing Market; Unproven Acceptance of the Company's Services
----------------------------------------------------------------

         The markets for the Company's services have only recently begun to develop and are rapidly evolving and may be characterized by an increasing number of market entrants who have introduced or developed similar gaming services. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's services do not achieve or sustain market acceptance, the Company's business, operating results and financial condition will be materially and adversely affected.

ITEM 7.  FINANCIAL STATEMENTS.
         ---------------------

         The consolidated financial statements of the Company for its fiscal year ended December 31, 2002 and 2001, and the report thereon of Smith & Company are included in this annual report and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         ---------------------------------------------------------------

         There have been no disagreements regarding accounting and financial disclosure matters with the independent certified public accountants of the Company.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
         --------------------------------------------------

         The directors and officers of the Company as of December 31, 2002, are:

         Name                    Age      Position
         ----                    ---      --------

         Benjamin Perry          49       Chief Executive Officer, President and
                                          Director

         Patrick O. Rogers       45       Treasurer, Secretary and Director

         Mr. Benjamin Perry became the Chief Executive Officer, President and a director of the Company on December 31, 2002. From May 2002 to the present, he has been the Chief Executive Officer, President and a director of WinWin, Inc., a Nevada corporation that was recently acquired by the Company on March 31, 2003. Since 1995, Mr. Perry has developed, operated and managed lotteries in several countries as a consultant. For approximately the last 20 years, he has been a director, producer, stunt coordinator and stuntman of feature movie films and television series. Mr. Perry has black-belts from several international martial arts associations, teaches self-defense and rape prevention classes, and was the lightweight gold medal winner of the 1972 South Korea World Karate Championships. Mr. Perry attended El Camino College in Los Angeles, California.

         Mr. Patrick O. Rogers became the Treasurer, Secretary and a director of the Company on December 31, 2002. From May 2002 to the present, he has been the Chairman of WinWin, Inc., a Nevada corporation recently acquired by the Company on March 31, 2003. From February 2000 to the present, Mr. Rogers has been a marketing consultant through PM Investments LLC, his marketing company. From August 2000 to May 2001, he was the Chief Executive Officer of PlayersClub.com, a membership and marketing company. From May 1999 to October 1999, Mr. Rogers was the Vice President - Marketing of Purchase Pro.com, Inc., a business to business e- commerce company. From July 1998 to May 1999, he was Vice President - Marketing for eastern Europe for Mirage Resorts, Inc. From June 1998 to May 1999, he owned and operated a marketing consulting company, R & M Companies, L.L.C. From June 1996 to June 1998, he owned and operated Rogers and Associates, Inc., a marketing company. From January 1987 to June 1996, Mr. Rogers held various executive positions with Players International Inc., including Vice President - General Manager of Players Island Resort in Mesquite, Nevada and of Players Riverboat Casino in Metropolis, Illinois. Mr. Rogers attended Pierie College in Woodland Hills, California.

Item 10. Executive Compensation
         ----------------------

         The following table discloses compensation during the year ended December 31, 2002, for the former and present Chief Executive Officer and President of the Company.

                                                                                   Long-Term Compensation(2)
                                                                            ---------------------------------------
                                       Annual compensation(1)                       Awards                Payouts
                                   ---------------------------------------  --------------------------  -----------
                                                                Other                     Securities
Name and                                                        Annual      Restricted    Underlying                    All Other
Principal                                                       Compen-       Stock        Options/        LTIP          Compen-
Position                 Year      Salary           Bonus       sation       Awards(3)       SARs         Payouts        sation
----------------------   ----     ---------       ----------   ----------   -----------   -----------    ----------    -----------
David B. Coulter
former Chief
Executive Officer
and Director             2002      $64,000        $       0    $       0    $        0    $        0     $       0      $  19,709

Benjamin Perry
Chief Executive
Officer and
President                2002      $     0        $       0    $       0    $        0    $        0     $       0      $       0

(1) Mr. Coulter, the former Chief Executive Officer and President of the Company, had an employment agreement dated November 15, 1999, with the Company that provided for an annual salary of $130,000, increasing 10% per year during the five year term of the agreement, warrants to purchase 330,000 shares of Common Stock per year exercisable at $1.00 per share, and a car allowance of $700 per month.

Stock Plan Committee
--------------------

         A Stock Plan Committee of the Board of Directors administers the Company's stock option, SAR, and stock bonus plans (the "Plans"). Mr. Coulter formerly served as the sole member of the Committee during fiscal 2002. New members of the committee for the Plans have not been selected as of December 31, 2002.

Other Committees
----------------

         The Company does not have an audit committee, compensation committee, nominating committee, an executive committee of the Board of Directors, or any other committees. However, the Board of Directors may establish various committees in the future.

Benefit Plans
-------------

         The Company does not have any pension plan, profit sharing plan, or similar plans for the benefit of its officers, directors or employees. However the Company may establish such plans in the future.

Board Compensation
------------------

         Directors of the Company did not receive any compensation in their capacity as directors during the fiscal year ended December 31, 2002.

Compliance with Section 16(a) of the Securities Exchange Act
------------------------------------------------------------

         Section 16(a) of the Exchange Act required the Company's executive officers and directors, and person who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the year ended December 31, 2002, all such filing requirements applicable to its officers and directors were complied with, except that various directors, officers and others were late in filing Form 3, Form 4 and other reports during the fiscal year ended December 31, 2002. The Company further believes that its former CEO, David Coulter, may have failed to report all acquisitions and sales of Common Stock as required under Section 16, and did not account for short-swing profits as required under Section 16. The Company is currently investigating this matter.

Limited Liability and Indemnification
-------------------------------------

         Section 102(a)(7) of the Delaware General Corporation Law ("DGCL") authorizes Delaware corporations to limit or eliminate the personal liability of directors to corporations and their stockholders for monetary damages for breach of the directors' fiduciary duty of care. The duty of care requires that, when acting on behalf of the corporation, directors must exercise an informed business judgment based on all material information reasonably available to them. Absent the limitations now authorized by such legislation, directors are accountable to corporations and their stockholders for monetary damages for conduct constituting gross negligence in the exercise of their duty of care. Although Section 102(a) does not change directors' duty of care, it enables corporations to limit available relief to equitable remedies such as injunction or rescission. The Certificate limits the liability of the directors to the Company or its stockholders (in their capacity as directors but not in their capacity as officers) to the fullest extent permitted by Section 102(a). Specifically, directors of the Company will not be personally liable for monetary damages for breach of a director's fiduciary duty as a director, except for liability: (i) for any breach of the director's duty of loyalty to the Company or its stockholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) for unlawful payments of dividends or unlawful stock repurchase or redemptions as provided in Section 174 of the DGCL; or (iv) for any transactions from which the director derived an improper personal benefit.

         Section 145 of the DGCL authorizes Delaware corporations to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that the person is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorney's fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by the person in connection with such action, suit or proceeding if the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had not reasonable cause to believe the person's conduct was unlawful.

         Section 145(g) of the DGCL authorizes Delaware corporations to purchase insurance covering liabilities asserted against directors, officers, employees and agents.

         The Ninth Article of the Company's Certificate of Incorporation provides that the Company shall indemnify its directors and officers, except for liability (i) for any breach of the director's duty of loyalty to the corporation or its stockholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) under
Section 174 of the DGCL; or (iv) for any transaction from which the director derived any improper personal benefit. If DGCL is amended to authorize corporation action further eliminating or limiting the personal liability of directors, then the liability of a director of the Company shall be eliminated or limited to the fullest extent permitted by the DGCL, as so amended.

         Inasmuch as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, or otherwise, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the

Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense or any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Consultants
-----------

         The Company retains consultants to the extent necessary and appropriate. The Company will not delegate its authority and responsibility to make management decisions to consultants or any other persons, nor shall any consultant have any discretionary authority or the authority to bind the Company in any material respect.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         ---------------------------------------------------------------

         The following table sets forth information relating to the beneficial ownership of the Company's Common Stock by the officers and directors of the Company and by its directors and executive officers as a group as of December 31, 2002.

Name of Shareholder                 Number of Shares         Percentage of Class
-------------------                 ----------------         -------------------

Benjamin Perry                              0                        0%
9903 Santa Monica Blvd.
Beverly Hills, CA 90212

Patrick O. Rogers                           0                        0%
2804 Whispering Wind Drive
Las Vegas, NV 89117

Directors and officers
as a group (2 persons)                      0                        0%

----------

         The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock by each shareholder who beneficially owns more than five percent (5%) of the Company's Common Stock, the number of shares beneficially owned by each and the percent of outstanding Common Stock so owned of record as of December 31, 2002.

                                                              SHARES OF                 PERCENT
                                                              OUTSTANDING               BENEFICIALLY
NAME AND ADDRESS (1)                TITLE OF CLASS            COMMON STOCK              OWNED
--------------------                --------------            ------------              -----
David B. Coulter                    Common Stock              9,098                     36.2%
6477 Fairwind Circle
Huntington Beach, CA 92748

Emanuel M. Freedman                 Common Stock              9,370                     37.3%
650 Harbor Street #1
Venice, CA 90291

Cede & Co.                          Common Stock              5,538                     22.1%
P.O. Box 222
Bowling Green Station
New York, NY 10274

----------

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

(3) Includes (i) 20 shares of Common Stock of the Company owned directly by Mr. Freedman; (ii) 100 shares of Common Stock owned by Langmore Ltd., an affiliated company; (iii) 9.098 shares of Common Stock owned by David B. Coulter over which he has proxy rights; and (iv) 152 shares of Common Stock issuable upon the conversion of debenture and the exercise of warrants held by Mr. Freedman.

(4) Cede & Company is a depository that holds securities as nominee for various broker-dealers and others to facilitate stock transfers.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         -----------------------------------------------

         Effective October 18, 2002, the Company exercised its right to return its non-performing debt portfolio to a former greater than 10% stockholder of the Company, and the Company then cancelled all of the shares of the Series C Preferred Stock of the Company previously issued to purchase such portfolio.

         In December 2002, the Company transferred all of its capital stock of Junum.com, Inc., its former principal operating subsidiary, to A.J. Marketing Group, Inc., a company owned by Larry Reed, then a director, Chief Executive Officer and Secretary of the Company, in exchange for unpaid advertising and marketing fees owed to A. J. Marketing Group, Inc. At the time of the transaction, Junum.com, Inc. was essentially a corporate shell because substantially all of its assets were foreclosed upon by a lender of the Company during September 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

Form 8-K reports
----------------

         A Form 8-K report was filed by the Company for the last quarterly period effective December 31, 2002 covering Item 1, Item 2 and Item 5 of Form 8-K regarding the proposed acquisition of WinWin Inc. by the Company.

         A Form 8-K report was filed by the Company on October 4, 2002, covering
Item 5 regarding a 1-for-100 reverse stock split of the Common Stock of the Company.

         A Form 8-K report was filed by the Company on October 24, 2002, covering Item 5 regarding the removal of David Coulter as director of the Company; and covered the return of its non-performing debt portfolio to the original seller and the cancellation of the Series C Preferred Stock previously issued to such seller.

Exhibits - Index to Exhibits
----------------------------

Exhibit No                            Description
----------                            -----------

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

3.10 Certificate of Amendment of Certificate of Incorporation of December 31, 2002 is incorporated hereby reference to Exhibit 1 to the Form 8-K current report of the Company for December 31, 2002.

3.11 Bylaws of the Company are incorporated herein by reference to the Company's (SEC File No. 33-57998-D) Form SB-2 registration statement filed, April 29, 1993, Item 27(a), Exhibit 3.2.

10.      Material Contracts

         10.1     Junum 2001 Consultant Compensation Plan attached as exhibit
                  4.2 of the Company's Form S-8 registration statement filed March 9, 2001 (SEC File No. 333-49358) is incorporated herein by reference to its Consultant Compensation Plan filed November 6, 2000, Exhibit 4.2.

         10.2 Junum Incorporated Amended and Restated 2001 Consultant Compensation Plan is incorporated herein by reference to the Company's Form S-8 registration statement filed on March 9, 2001 (SEC File No. 333-49358).

         10.3 Amendment No. 1 to the Junum Incorporated Amended and Restated 2001 Consultant Compensation Plan is incorporated herein by reference to the Company's Form S-8 registration statement filed on May 1, 2001 (SEC File No. 333-49358).

         10.4 Amendment No. 2 to the Junum Incorporated Amended and Restated 2001 Consultant Compensation Plan is incorporated herein by reference to the Company's Form S-8 registration statement filed on August 1, 2001 (SEC File No. 333-49358).

         10.5 Amendment No. 3 to the Junum Incorporated Amended and Restated 2001 Consultant Compensation Plan is incorporated herein by reference to the Company's Form S-8 registration statement filed on October 3, 2001 (SEC File No. 333-49358).

         10.6 Junum Incorporated 2002 Consultant Compensation Plan is incorporated by reference to Exhibit 4.2 of the Company's Form S-8 registration statement filed on January 11, 2002 (SEC File No. 333-76608).

         10.7 Junum Incorporated 2002 Stock Option, SAR and Stock Bonus Consultant Plan is incorporated by reference to Exhibit 10.1 to the Company's Form S-8 registration statement filed March 25, 2002 (SEC File No. 84830)

         10.8 Consultant Agreement dated April 1, 2002 with Patricia Marti, relating to operational performance and efficiency is incorporated bu reference to Exhibit 10.11 to the Company's Form 10-KSB annual report for its fiscal year ended December 31, 2001.

         10.9 Warrant Agreement dated January 2, 2002 with Patricia Marti is incorporated by reference to Exhibit 10.12 to the Company's Form 10-KSB annual report for its fiscal year ended December 31, 2001.

         10.10 Warrant Agreement dated March 1., 2002 with Patricia Marti is incorporated by reference to Exhibit 10.13 to the Company's Form 10-KSB annual report for its fiscal year ended December 31, 2001.

         10.11 Reimbursement Agreement dated March 25, 2002 with GCH Capital Ltd. is incorporated by reference to Exhibit 10.14 to the Company's Form 10-KSB annual report for its fiscal year ended December 31, 2001.

         10.12 Consulting Agreement dated January 1, 2002 with Ted L. Sanborn, regarding relations with corporate partners is incorporated by reference to Exhibit 10.19 to the Company's Form 10-KSB annual report for its fiscal year ended December 31, 2001.

         10.13 Consulting Agreement with Kate Greenberg dated January 15, 2002 is incorporated by reference to Exhibit 10.23 to the Company's Form 10-KSB annual report for its fiscal year ended December 31, 2001.

         10.14 Warrant Agreement with Greenberg dated January 2, 2002 is incorporated by reference to Exhibit 10.24 to the Company's Form 10-KSB annual report for its fiscal year ended December 31, 2001.

         10.15 Employment Agreement between Junum and David B. Coulter dated November 15, 1999 is incorporated by reference to Exhibit
                  10.26 to the Company's Form 10-KSB annual report for its fiscal year ended December 31, 2001.

         10.16 Consultant Agreement with KNG Consulting, LLC dated March 1, 2002 is incorporated by reference to Exhibit 10.27 to the Company's Form 10-KSB annual report for its fiscal year ended December 31, 2001.

         10.17 Warrant dated March 1, 2002, issued to KNG Consulting, LLC is incorporated by reference to Exhibit 10.28 to the Company's Form 10-KSB annual report for its fiscal year ended December 31, 2001.

         10.18 Stock Exchange Agreement dated December 31, 2002, regarding the acquisition of WinWin, Inc. by the Company is incorporated by reference to Exhibit 10.1 to the Form 8-K current report of the Company for December 31, 2002.

         10.19 Debenture of $5,000,000 issued by the Company regarding the acquisition of WinWin, Inc. dated December 31, 2002, is incorporated by reference to Exhibit 10.2 to the Form 8-K current report of the Company for December 31, 2002.

         10.20 Security Agreement dated December 31, 2002 regarding the debenture issued in connection with the acquisition of WinWin, Inc. is incorporated by reference to Exhibit 10.3 to the Form 8- K current report of the Company for December 31, 2002.

         10.21 Amended and Restated Stock Exchange Agreement dated March 31, 2003, is incorporated by reference to Exhibit 10.1 to the Form 8-K current report of the Company dated March 31, 2003.

         10.22 Amended and Restated Senior Secured Debenture dated March 31, 2003, is incorporated by reference to Exhibit 10.2 to the Form 8-K current report of the Company dated March 31, 2003.

         10.23 Amended and Restated Senior Secured Security Agreement dated March 31, 2003, is incorporated by reference to Exhibit 10.3 to the Form 8-K current report of the Company dated March 31, 2003.

         10.24 Subordinated Secured Debenture dated March 31, 2003, is incorporated by reference to Exhibit 10.4 to the Form 8-K current report of the Company dated March 31, 2003.

         10.25 Subordinated Security Agreement dated March 31, 2003, is incorporated by reference to Exhibit 10.5 to the Form 8-K current report of the Company dated March 31, 2003.

11. Statement re: computation of per share earnings reference is made to the Consolidated Statements of Operations of the Consolidated Financial Statements of the Company which are incorporated herein by reference.

21.               A description of the subsidiaries of the Company

99.1              Certification of Benjamin Perry

99.2              Certification of Patrick Rogers

99.3              Certification of Benjamin Perry and Patrick Rogers


ITEM 14.  CONTROLS AND PROCEDURES
          -----------------------

          Our Chief Executive Officer and President and our Treasurer/chief Financial officer are responsible for establishing and maintaining internal Controls and have designed these controls to ensure that material information, Financial or otherwise, relating to accounting and financial reporting of our Operations and activities, including those of our consolidated subsidiaries, Were made known to them in their capacities as executive officers, particularly During the period that this report was prepared. These executive officers have Evaluated the effectiveness of our internal controls within the preceding 90 days of this Form 10-KSB annual report, having concluded that our internal controls were fully effective as of the date of this report, and there were no significant deficiencies or material weaknesses discovered and have reported this conclusion to our auditors. In conducting their evaluation of our internal controls, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our internal controls. Furthermore, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation. Because no significant deficiencies or material weaknesses were discovered, there were no necessary corrective actions taken to correct significant deficiencies and material weaknesses in our internal controls.

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants


                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
WinWin Gaming, Inc.

We have audited the accompanying consolidated balance sheet of WinWin Gaming, Inc. (a Delaware development stage corporation) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WinWin Gaming, Inc. and subsidiaries as of December 31, 2002, and the results of their operations, changes in stockholders' equity, and their cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has cash flow constraints, an accumulated deficit, and suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management' s plans in regard to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                   CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
April 11, 2003

                      WINWIN GAMING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                    December 31,
                                                                        2002
                                                                   -------------
         ASSETS
         ------
CURRENT ASSETS
   Cash in bank                                                    $          0
                                                                   -------------
                                      TOTAL CURRENT ASSETS                    0

PROPERTY, PLANT & EQUIPMENT                                                   0

OTHER ASSETS                                                                  0
                                                                   -------------
                                                                   $          0
                                                                   =============

         LIABILITIES & STOCKHOLDERS' (DEFICIT)
         -------------------------------------
CURRENT LIABILITIES
   Accounts payable                                                $    379,466
   Accrued expenses                                                     460,232
   Loans payable (Note 4)                                               159,600
   Convertible debentures (Note 4)                                      875,000
                                                                   -------------
                                 TOTAL CURRENT LIABILITIES            1,874,298

CONTINGENT LIABILITIES (Note 7)

STOCKHOLDERS' (DEFICIT) (Note 10)
   Preferred stock, issuable in series, $1,000 par value,
     10,000,000 authorized shares
       Series A convertible voting preferred stock,
         $1,000 par value, 25,000 shares authorized;
           None issued and outstanding                                        0
       Series B convertible non-voting preferred stock,
         $1,000 par value, 25,000 shares authorized;
           1,350 issued and outstanding                               1,350,000
       Series C convertible non-voting preferred stock,
         $1,000 par value, 25,000 shares authorized;
           None issued and outstanding                                        0
   Common stock, $0.01 par value, 50,000,000 authorized
       shares; 25,107 issued and outstanding                                251
   Additional paid in capital                                        19,178,343
   Accumulated deficit                                              (22,402,892)
                                                                   -------------
                             TOTAL STOCKHOLDERS' (DEFICIT)           (1,874,298)
                                                                   -------------

                                                                   $          0
                                                                   =============


See accompanying notes to the consolidated financial statements

                           WINWIN GAMING, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   December 31,   December 31,
                                                                       2002           2001
                                                                   ------------   ------------
General and administrative expenses                                $  (643,428)   $(1,423,403)
Amortization of goodwill                                              (348,622)      (124,978)
                                                                   ------------   ------------
                                       NET OPERATING LOSS             (992,050)    (1,548,381)

Other Income (expenses)
   (Loss) from discontinued operations(revenues
     of $3,146,274 in 2002 and $416,656 in 2001)                    (1,525,513)    (7,048,788)
   Net (loss) on disposal of subsidiary                             (1,465,029)             0
   Interest expense                                                   (309,625)      (339,519)
                                                                   ------------   ------------

                             NET LOSS BEFORE INCOME TAXES           (4,292,217)    (8,936,688)

Income tax expense                                                           0              0
                                                                   ------------   ------------

                                                 NET LOSS          $(4,292,217)   $(8,936,688)
                                                                   ============   ============


Basic and diluted net (loss) per weighted average share (Note 1)
   Net operating loss                                              $    (55.67)   $   (118.11)
   Discontinued operations                                             (127.90)       (440.96)
                                                                   ------------   ------------

                                                    TOTAL          $   (183.57)   $   (559.07)
                                                                   ============   ============

Weighted average number of common shares used to
   compute net income per weighted average share                        23,382         15,985
                                                                   ============   ============

See accompanying notes to the consolidated financial statements

                                                WINWIN GAMING, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      FOR THE PERIOD FROM OCTOBER 21, 1999 TO DECEMBER 31, 2002

                                                      Common Stock
                                                 Par Value $0.01 (Note A)
                                ---------------------------------------------------------                Additional      Retained
                                                  Shares                      Committed   Subscriptions    Paid-in       Earnings
                                   Shares       Committed       Amount          Amount      Receivable     Capital      (Deficit)
                                ------------   ------------   ------------   ------------  ------------  ------------  -------------

Balances at 12/31/00 (restated)       6,655          3,501    $        66    $        35   $(2,600,000)  $ 7,507,917   $ (8,957,987)

Issuance of committed stock           3,071         (3,071)            31            (31)                     61,382
Convert Series A preferred            9,320                            93                                  1,845,907
Forfeit Series A preferred                                                                                   500,000
Sale of Series C preferred
Issuances for European
     Shareholder loyalty
     program                            785                             8                                  3,580,862
Stock issued with 12%
     debentures                          99                             1                                     91,666
Conversion of 11%
     debentures                          31                             1                                     91,666
Stock issued for services             1,426                            14                                  3,403,695
Subscriptions received                                                                         632,093
Net Loss                                                                                                                 (8,936,688)

                                ------------   ------------   ------------   ------------  ------------  ------------  -------------
Balances at 12/31/01                 21,387            430            214              4    (1,967,907)   17,083,095    (17,894,675)

Reclassification of
     Series B Preferred                                                                                     (600,000)
Recision of Series C Preferred
Issuance of Common stock                430           (430)             4             (4)
Subscriptions received                                                                       1,967,907
Preferred Stock
      dividend issued                 1,271                            13                                    215,987       (216,000)
Stock issued for services             2,019                            20                                  2,479,261

Net Loss                                                                                                                 (4,292,217)
                                ------------   ------------   ------------   ------------  ------------  ------------  -------------

Balances at 12/31/02                 25,107              0    $       251    $         0   $         0   $19,178,343   $(22,402,892)
                                ============   ============   ============   ============  ============  ============  =============

(TABLE SPLIT AND CONTINUED BELOW)

                                                                F - 4a

                                    Preferred Stock "A"           Preferred Stock "B"         Preferred Stock "C"
                                       Par Value $1,000             Par Value $1,000            Par Value $1,000
                                ---------------------------   ---------------------------  --------------------------
                                   Shares         Amount         Shares        Amount         Shares         Amount
                                ------------   ------------   ------------   ------------  ------------  ------------

Balances at 12/31/00 (restated)        2,346   $ 2,346,000            750    $   750,000         5,100   $ 5,100,000

Issuance of committed stock
Convert Series A preferred            (1,846)   (1,846,000)
Forfeit Series A preferred              (500)     (500,000)
Sale of Series C preferred                                                                          40        40,000
Issuances for European
     Shareholder loyalty
     program
Stock issued with 12%
     debentures
Conversion of 11%
     debentures
Stock issued for services
Subscriptions received
Net Loss

                                ------------   ------------   ------------   ------------  ------------  ------------
Balances at 12/31/01                      0              0            750        750,000         5,140     5,140,000

Reclassification of
     Series B Preferred                                               600        600,000
Recision of Series C Preferred                                                                  (5,140)   (5,140,000)
Issuance of Common stock
Subscriptions received
Preferred Stock
      dividend issued
Stock issued for services

Net Loss
                                ------------   ------------   ------------   ------------  ------------  ------------

Balances at 12/31/02                      0    $         0          1,350    $ 1,350,000             0   $         0
                                ============   ============   ============   ============  ============  ============

See accompanying notes to the consolidated financial statements

                                                                F - 4b

                           WINWIN GAMING, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          December 31,   December 31,
                                                             2002            2001
                                                          ------------   ------------
OPERATING ACTIVITIES
   Net loss                                               $(4,292,217)   $(8,936,688)
   Adjustments to reconcile net income to cash
     used by operating  activities:
       Depreciation and amortization                          543,444        373,360
       Stock issued for expenses                            2,479,281      6,984,579
       Loss (gain) on disposal of assets                    1,465,029         85,720
   Changes in assets and liabilities:
       Accounts receivable - trade                                650         30,198
       Other receivables                                            0         46,384
       Prepaid expense                                              0         29,053
       Deposits                                                     0         85,047
       Accounts payable                                    (1,137,076)       241,903
       Accrued expenses                                      (562,480)       310,775
                                                          ------------   ------------
                                          NET CASH USED
                                BY OPERATING ACTIVITIES    (1,503,369)      (749,669)

INVESTING ACTIVITIES
   Purchase of equipment                                            0       (105,559)
   Costs of registering patents                                     0        (46,126)
   Costs of intangible assets                                       0       (348,622)
                                                          ------------   ------------
                                          NET CASH USED
                                BY INVESTING ACTIVITIES             0       (500,307)

FINANCING ACTIVITIES
   Proceeds from issuance of notes payable                          0        100,000
   Payments on notes payable                                 (265,000)      (320,400)
   Payments on capital leases                                 (35,961)       (14,142)
   Proceeds from convertible debentures                             0        835,420
   Payments on convertible debentures                        (175,000)       (50,000)
   Stock subscriptions received                             1,967,907        632,093
   Sale of preferred stock                                          0         40,000
                                                          ------------   ------------
                                      NET CASH PROVIDED
                                BY FINANCING ACTIVITIES     1,491,946      1,222,971
                                                          ------------   ------------

                        INCREASE (DECREASE) IN CASH AND
                                       CASH EQUIVALENTS       (11,423)       (27,005)

   Cash and cash equivalents at beginning of period            11,423         38,428
                                                          ------------   ------------
                                CASH & CASH EQUIVALENTS
                                       AT END OF PERIOD   $         0    $    11,423
                                                          ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:    Interest                                $    29,880    $   112,511
                  Taxes                                             0              0

NONCASH INVESTING AND FINANCING ACTIVITIES
During 2002 the Company issued 600 shares of Series B Preferred Stock to correct an amount of $600,000 which had previously been recorded as paid-in capital. 430 shares of common stock that had previously been committed were issued. 1,271 shares of common stock were issued as a dividend to Series B Preferred Shareholders

During 2001, 31 shares of common stock were issued upon conversion of $91,667 in 11% convertible debentures. 3,071 shares of common stock that had previously been committed were issued. 1,846 shares of series A preferred stock were converted into common stock. 500 shares of Series A Preferred Stock were forfeited upon termination of an employee.


See accompanying notes to the consolidated financial statements.

                      WINWIN GAMING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 1:         SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

                Organization and Business
                -------------------------
                WinWin Gaming, Inc., a Delaware corporation, formerly called Junum Incorporated, was formerly a technology-based financial services company specializing in providing credit management and related services to consumers and small business. The Company was previously engaged in the business of assisting its members in evaluating and improving the accuracy of their credit reports. In September 2002, the Company discontinued all of its financial service operations. Because of its default on its outstanding senior secured debt, the lender foreclosed on its collateral and the Company transferred its assets to the lender. In December 2002, the Company sold its subsidiary Junum.com, Inc., to a creditor, A.J. Marketing Group, Ltd., in exchange for forgiveness of approximately $300,000 in debt. At the time, Junum.com, Inc., had substantially no assets, and approximately $4,000,000 of liabilities, and Junum.com had discontinued all operations. Effective December 31, 2002, the Company changed its name to WinWin Gaming, Inc. The Company presently is a lottery and gaming operations company. The Company and/or its various alliance partners have been offered licenses from various governments around the world to develop, operate and market lotteries, land-based casinos and internet lottery and gaming sites. The Company offers a complete "turn-key" service providing funding, equipment, training, management and marketing, for lottery and gaming operations.

                Basis of Presentation
                ---------------------
                These consolidated financial statements include the results of the operations of its former subsidiary Junum.com for the years ended December 31, 2002 and 2001, reflected as "(loss) from discontinued operations". The Company re-entered the development stage effective December 31, 2002 with the sale of its sole operating subsidiary.

                At December 31, 2002, the Company has six subsidiaries, all Nevada corporations: NextTech, Inc., Voleran, Inc., Junum Intelletual Property, Inc., Junum Financial Services, Inc. Junum Company, Inc., and Junum Europe, Ltd. All of these subsidiaries were and are inactive although several held some minimal assets. Subsequently, the Company acquired WinWin Acquisition Corp., and its subsidiary, WinWin, Inc., both Nevada corporations, which are presently wholly owned subsidiaries of the Company.

                On October 4, 2002, a majority of the shareholders approved a 1 for 100 shares reverse stock split, effective December 31, 2002. On December 31, 2002, a majority of the shareholders approved an additional 1 for 20 shares reverse stock split effective March 31, 2003. All common stock number in these financial statements have been restated to reflect these reverse stock splits as if they had been effective on the earliest date reflected therein.

                Accounting Methods
                ------------------
                The Company recognizes income and expenses based on the accrual method of accounting.

                Dividend Policy
                ---------------
                The Company has not yet adopted any policy regarding payment of dividends in cash.

                      WINWIN GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2002

NOTE 1:         SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

                Revenue Recognition
                -------------------
                Revenue is recognized monthly as services are invoiced.

                Cash and Cash Equivalents
                -------------------------
                The Company places its cash with high credit quality institutions. The Federal Deposit Insurance Corporation ("FDIC") insures cash accounts at each institution for up to $100,000. From time to time, the Company maintains cash balances in excess of the FDIC limit.

                Earnings per share
                ------------------
                Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares outstanding during the periods presented. No diluted loss per share amounts are disclosed because their effect is antidilutive. Stock options and warrants to purchase shares of common stock that were outstanding during 2002 and 2001, which were not included in the computation of diluted loss per share because the effect would have been antidilutive, were 3,260 and 7,130, respectively.

                Advertising
                -----------
                Advertising costs are expensed as incurred. During the periods ended December 31, 2002 and 2001, advertising expenses totaled $482,035 and $138,705, respectively.

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

                      WINWIN GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2002


NOTE 1:         SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

                Fair Value of Financial Instruments
                -----------------------------------
                Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires the disclosure of the fair value, if reasonably obtainable, of the Company's financial instruments. The Company's financial instruments consist of accounts payable and accrued expenses, notes payable, and notes payable to related parties. Management has determined that the fair values of the Company's financial instruments approximate their carrying values.

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


NOTE 2:         RELATED PARTY TRANSACTIONS

                Effective December 31, 2002, the Company sold its subsidiary Junum.com, Inc., to a creditor A.J. Marketing Group, Ltd. The president of A.J. Marketing, Larry Reed, was also the President of the Company at the time of this transaction. The directors determined that the sales price was materially equivalent to an arms-length transaction.

NOTE 3:         INCOME TAXES

                No income tax expense (benefit) was recognized for the years ended December 31, 2002 and 2001. Such amounts differ from the amounts computed by applying the United States Federal income tax rate of 34% to loss before income taxes as a result of the following:

                                                                     2002           2001
                                                                -------------   -------------
                    Computed "expected" tax benefit             $ (1,459,354)   $ (3,038,474)
                    Decrease (increase) in income tax benefit
                      resulting from:
                         Change in valuation allowance for
                           deferred federal, state, and local
                           income tax assets                       1,459,354       3,038,474
                         State income taxes and other, net                 0               0
                                                                -------------   -------------
                                                                $          0    $          0
                                                                =============   =============

                The tax effects of temporary differences that give rise to a substantial portion of the deferred income tax assets are presented below:

                                                                     2002           2001
                                                                -------------   -------------
                    Net operating loss carryforwards            $ 22,402,892    $ 17,894,675
                                                                -------------   -------------

                           Total gross deferred tax assets        22,402,892      17,894,675
                           Less valuation allowance              (22,402,892     (17,894,675)
                                                                -------------   -------------
                           Net deferred tax assets              $          0    $          0
                                                                =============   =============

                During the years ended December 31, 2002 and 2001, the Company made no Federal income tax payments.

                At December 31, 2002, the Company has approximately $22,400,000 available in net operating loss carryforwards for income tax purposes. These carryforwards expire in 2015 through 2017. Due to the uncertainty about the Company's long-term ability to continue as a going concern, it is uncertain if the Company will be able to recognize any benefit from those carryforwards.

                      WINWIN GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2002


NOTE 4:         LOANS PAYABLE

                During 2002, the Company issued a 10% convertible debenture due March 4, 2003, in the amount of $50,000.

                During 2001, the Company issued 12% convertible debentures originally due February of 2002, and extended to June 30, 2002. 196,963 shares of common stock were issued along with the debentures. Proceeds were allocated to the stock based on market value, with the remainder allocated to the debentures, resulting in the recording of a discount, which has been fully amortized. The balance, net of discount, is $650,000 at December 31, 2002.

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

                During 2001 and 2000, the Company issued to certain investors 11% convertible debentures due six months after executing the agreement. Attached to each unit of $50,000 are warrants equaling 33,333 shares of common stock. The debentures were convertible upon issuance into registered shares of common stock at $1.50 per share. The balance outstanding at December 31, 2002 and 2001 was $175,000 and $400,000, respectively. Maturity dates ranged from March 29, 2001 through October 26, 2001, and were extended to June 30, 2002.


NOTE 5:         INCENTIVE STOCK OPTION PLAN / WARRANTS

                During 1999, the Company established an incentive stock option plan for employees and directors of the Company. The maximum number of shares to be issued under the plan is 1,000. The Company can also issue non-qualified stock options. The aggregate fair market value (determined at the grant date) of the shares to which options become exercisable for the first time by an optionee during any calendar year shall not exceed $565,000 for qualified options and $1,160,000 for non-qualified options. In the case of non-qualified stock options, the option price shall not be less than $500 per share, or at a price exceeding $500 per share at the discretion of the Committee.

                A summary of stock option transactions for the periods ended December 31, 2002 and 2001 is as follows:


                                                 Options                       Warrants
                                      -----------------------------  -----------------------------
                                                        Weighted                      Weighted
                                                         Average                       Average
                                                     Exercise price                 Exercise price
                                          Shares        per share        Shares        per share
           Outstanding                -------------- --------------  -------------- --------------
           December 31, 2000                  2,298  $       1,960           3,403  $       3,980
              Granted                           341          4,360           2,340          6,460
              Exercised                           -              -               -              -
              Canceled or expired            (1,252)        (1,960)              -              -
                                      -------------- --------------  -------------- --------------

           December 31, 2001                  1,387          2,550           5,743          4,990
              Granted                             3          1,360           2,056          1,360
              Exercised                           -              -          (1,170)         2,580
              Cancelled or expired               (3)        (1,360)         (4,756)         4,990
                                      -------------- --------------  -------------- --------------
           December 31, 2002                  1,387  $       2,550           1,873  $       2,511
                                      ============== ==============  ============== ==============

                      WINWIN GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2002


NOTE 5:         INCENTIVE STOCK OPTION PLAN / WARRANTS (CONTINUED)

                All options and warrants are exercisable at December 31, 2002.

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

                                                        2002          2001
                                                    -------------  -------------
           Net income (loss)          As reported   $ (4,282,217)  $ (8,936,688)

                                      Pro forma      (22,743,675)   (24,046,949)
           Income (loss) per share:
              Basic and diluted       As reported        (183,57)       (559.07)
                                      Pro forma          (853.68)     (1,040.32)


                The fair value of options and warrants was estimated at the date of grant using the modified Black-Scholes option-pricing model with the following weighted-average assumptions for 2002 and 2001: expected volatility of 101 percent and 120 percent, respectively; risk-free interest rate of 4.39 percent and 3.62, respectively; and expected life of 3 years. The weighted-average fair value of options granted was $0.05 and $0.44 in 2002 and 2001, respectively.


NOTE 6:         EQUITY

                On December 31, 2000, in connection with a consulting agreement signed on November 15, 2000, the Company issued 1,350 shares of Series B non-voting convertible shares in exchange for consulting services provided by GCH Capital. Management estimated the fair value of the consulting services to be $1,350,000. The conversion rights shall commence to be effective at the earlier of (a) the shares of common stock issuable upon such conversion are registered on a registration statement which has been declared effective by the Securities and Exchange Commission, or (b) November 10, 2001. The holder of the Series B non-voting convertible preferred stock is entitled to convert each share of preferred stock, plus any declared but unpaid dividends, into shares of common stock based on $1,000 divided by the conversion price defined as the lesser of (i) 50% of the lowest closing price as reported by any securities exchange or market upon which the Company's shares of common stock are traded for 20 trading days immediately preceding the conversion date; (ii) 80% of the lowest per share price of any issuance of the Company' s shares of common stock or any securities convertible into shares of common stock prior to the conversion date; or (iii) $1,000 per share of common stock.

                In connection with issuance of the Series B non-voting convertible preferred stock, the Company has applied the recommendations of EITF Issue No. 98-5 00-27 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios". Based on management's estimate of the fair value of the Company' s shares of common stock of $.60 per common share as of the date of the execution of the consulting agreement, and the minimum conversion price per common share of $.50, the beneficial conversion feature of the preferred shares was determined to be $150,000. Commencing with periods beginning January 1, 2001, the Company recognized $15,000 in preferred dividends per month over a 10 month period totaling $150,000 to account for the beneficial conversion feature of the preferred shares.

                      WINWIN GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2002


NOTE 6:         EQUITY (CONTINUED)

                On December 31, 2000, the Company issued 5,100 shares of Series C non-voting convertible preferred stock in exchange for a non-performing portfolio of approximately $352.5 million in credit card receivables with a purchase price of $5.1 million pursuant to an asset purchase agreement. The holder of the Series C non-voting convertible preferred stock was entitled to convert each share of preferred stock, plus any declared but unpaid dividends, into 1,000 shares of common stock with the prior written consent of the Company on or after December 31, 2002, upon certain performance measurements.

                Notwithstanding the preceding conditions, the Company had the right, at any time subsequent to November 15, 2002, to redeem the preferred shares for a price of $.10 per share, provided that the Company receives and collects less than $4.9 million in net collections from the credit card receivables. This transaction was rescinded in November 2002.

NOTE 7:         COMMITMENTS AND CONTINGENCIES

                At December 31, 2002, the Company sold its subsidiary Junum.com, Inc., which had payroll tax and other liabilities totaling approximately $2 million. The Company may be held liable for some or all of those liabilities.

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

                      WINWIN GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2002


NOTE 7:         COMMITMENTS AND CONTINGENCIES (CONTINUED)

                David B. Coulter, a former Chief Executive Officer, President and a director and the largest stockholder of the Company, has filed several civil actions against the Company and others in the Superior Court of the State of California for the County of Los Angeles (Central District), and in the County of Orange, California. The complaints allege a breach of an employment contract, breach of fiduciary duty, breach of contract, breach of covenant of good faith and fair dealing, breach of a promissory note, intentional interference with prospective business and economic advantage, negligent interference with prospective business and economic advantage, conversion, and seek damages in excess of $3,000,000 and other relief. The Company is vigorously contesting these civil actions.

                The Company has material obligations owed to various investors, debenture holders, note holders, taxing authorities and trade creditors, a significant number of which are past due or otherwise in default. Several of these creditors have filed suit to collect amounts owed to them. Some of the obligations are in dispute or have been restructured and will need to be paid in the future. No assurance can be made that the Company will be successful in repaying or restructuring these obligations, resolving these disputes or managing any litigation that ensues. Failure to successfully satisfy or settle one or more of these obligations would materially impact the Company's financial condition.

                In the event that the Company is unsuccessful in defending its pending litigation, or is unsuccessful in resolving and settling its substantial outstanding debt, the Company would likely be forced to discontinue its operation or may file for bankruptcy protection.

                      WINWIN GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2002


NOTE 8:         SUBSEQUENT EVENTS/GOING CONCERN CONSIDERATIONS

                The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At December 31, 2002, the Company has a deficit in working capital of $1,874,298, a loss from operations for the year ended December 31, 2002 of $992,050, and an accumulated deficit of $22,402,892.
                Management feels that current plans to expand its operations and a combination of debt and equity financing will provide sufficient working capital to allow the Company to continue as a going concern.

                Effective December 31, 2002, the Company changed its name to WinWin Gaming, Inc., and acquired WinWin Acquisition Corp. and WinWin, Inc. in exchange for 22,512,000 shares of Common Stock. WinWin Acquisition then acquired 100% of the capital stock of WinWin, Inc., a Nevada corporation, for consideration of 22,512,000 shares of Common Stock, plus a $5,000,000 secured convertible debenture, Interest payable at 10% per annum, secured by 100% of the stock of both WinWin Acquisition Corp. and WinWin, Inc.

                However, these acquisitions of WinWin Acquisition Corp. and WinWin, Inc. were rescinded and renegotiated effective March 31, 2003, and an Amended and Restated Stock Exchange Agreement was consummated on substantially similar terms and conditions, except that the total number of shares of the Company's Common Stock issued for the acquisitions was reduced from 22,512,000 shares to 18,522,853 shares.

                The secured convertible debenture is due on March 31, 2007. The note is convertible into Common Stock of the Company at the rate of 100% of the average closing price of the Company's Common Stock for the 20 trading days prior to conversion, but in no event to exceed 100,000 shares. A holder of the debenture must give the Company at least 90 days prior notice prior to any conversion.

                The due date of the senior secured debenture may be accelerated upon an Event of Default. An "Event of Default" occurs if (a) the Company does not make the payment of the principal of this Debenture when the same becomes due and payable at maturity, upon redemption or otherwise, (b) the Company does not make a payment, other than a payment of principal, for a period of five
                (5) business days thereafter, (c) any of the Company's representations or warranties contained in this Debenture or in the related Security Agreement dated the date hereof were false when made or the Company fails to comply with any of its other agreements in this Debenture and such failure continues for the period and after the notice specified below, (d) the Company's parent corporation, WinWin Gaming, Inc., shall have its common stock suspended or delisted from any exchange or the over-the-counter market from trading for in excess of five (5) consecutive trading days, (e) the Company or its parent corporation, WinWin Gaming, Inc., pursuant to or within the

                      WINWIN GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2002

NOTE 8:         SUBSEQUENT EVENTS/GOING CONCERN CONSIDERATIONS (CONTINUED)

                meaning of any Bankruptcy Law (as hereinafter defined): (i) commences a voluntary case; (ii) consents to the entry of an order for relief against it in an involuntary case; (iii) consents to the appointment of a Custodian (as hereinafter defined) of it or for all or substantially all of its property or (iv) makes a general assignment for the benefit of its creditors or (v) a court of competent jurisdiction enters an order or decree under any Bankruptcy Law that: (A) is for relief against the Company in an involuntary case; (B) appoints a Custodian of the Company or for all or substantially all of its property or (C) orders the liquidation of the Company, and the order or decree remains unstayed and in effect for 60 days, (f) the Common Stock is no longer listed on any recognized exchange including electronic over-the-counter bulletin board, or (g) any creditor of WinWin Gaming, Inc, or any of its subsidiaries or affiliates existing prior to the date hereof, seeks to attach the capital stock of WinWin, Inc. which is part of the collateral that secures performance of this Debenture, or the capital stock of WinWin Acquisition Corp., which is also a part of the collateral that secures performance of this Debenture, or any of their respective assets, and the holder determines that there is a reasonable likelihood that such creditor will be successful.

                In the event of an Event of Default, the holders of the Debenture can foreclose on all of the capital stock of WinWin Acquisition Corp. and WinWin, Inc., essentially reversing the acquisitions.

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 14, 2003              JUNUM INCORPORATED

                            By:  /s/ Benjamin Perry
                                 ---------------------------------------------
                                 Benjamin Perry
                                 Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed by the following person on behalf of the registrant and in the capacities and on the date below indicated.

April 14, 2003

                            By:  /s/ Benjamin Perry
                                 ---------------------------------------------
                                 Benjamin Perry
                                 Chief Executive Officer and director


                            By:  /s/ Patrick Rogers
                                 ---------------------------------------------
                                 Patrick Rogers
                                 President, Treasurer, Secretary, director and principal financial and accounting officer