Form 10QSB
period 2003-03-31
WINWIN GAMING INC
filed 2003-05-21
CIK 897545

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from _________________ to __________________

         Commission File Number:    0-21566
                                --------------

                               WINWIN GAMING, INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                     84-1219819
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                  2804 Whispering Wind Dr., Las Vegas, NV 89117
                    (Address of principal executive offices)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 23,791,188 shares at May 16, 2003.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                                                WINWIN GAMING, INC.

                                                       INDEX
PART I. FINANCIAL STATEMENTS

Item 1.  Financial Statements:

         Consolidated Balance Sheet as of
                                    March 31, 2003 (Unaudited)....................................................3

         Consolidated Statements of Operations for the three month
                                    periods ended March 31, 2003, and 2002 (Unaudited)........................... 4

         Consolidated Statements of Cash Flows for the three month
                                    periods ended March 31, 2003, and 2002 (Unaudited)............................5

         Notes to the Consolidated Financial Statements.......................................................... 6

Item 2.  Management's Discussion and Analysis or Plan of Operations.............................................. 7

Item 3.  Controls and Procedures.................................................................................10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................................................... 10

Item 2.  Changes in Securities.................................................................................. 11

Item 3.  Defaults on Senior Securities.......................................................................... 11

Item 4.  Submission of Matters to a Vote of Security Holders.................................................... 11

Item 5.  Other Information...................................................................................... 11

Item 6.  Exhibits and Reports on Form 8-K....................................................................... 12

Signatures...................................................................................................... 13

Exhibits........................................................................................................ 15

                                                         2

                            PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        WINWIN GAMING, INC. AND SUBSIDIARIES
                            (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED BALANCE SHEET
                                     (Unaudited)

                                                                          March 31,
                                                                            2003
                                                                        ------------
       ASSETS
       ------
CURRENT ASSETS
   Cash in bank                                                         $    52,494
   Accounts receivable - employees                                           42,145
                                                                        ------------
                                               TOTAL CURRENT ASSETS          94,639

PROPERTY, PLANT & EQUIPMENT                                                   5,624
                                                                        ------------

                                                                        $   100,263
                                                                        ============

     LIABILITIES & STOCKHOLDERS' DEFICIT
     -----------------------------------
CURRENT LIABILITIES
   Accounts payable                                                     $   511,951
   Payable - shareholders                                                    59,600
   Accrued expenses                                                         418,384
   Payable to related entity                                                 89,583
   Loans payable                                                          1,450,000
                                                                        ------------
                                          TOTAL CURRENT LIABILITIES       2,529,518

STOCKHOLDERS' DEFICIT
   Preferred stock, issuable in series, $1,000 par value,
     10,000,000 authorized shares
       Series A convertible voting preferred stock,
         $1,000 par value, 25,000 shares authorized;
           None issued and outstanding                                            0
       Series B convertible non-voting preferred stock,
         $1,000 par value, 25,000 shares authorized;
           1,350 issued and outstanding                                   1,350,000
       Series C convertible non-voting preferred stock,
         $1,000 par value, 25,000 shares authorized;
           none issued and outstanding                                            0
   Common stock, $0.01 par value,
     50,000,000 authorized shares;
     18,548,541 issued and outstanding                                      185,485
     Accumulated deficit                                                 (3,964,740)
                                                                        ------------
                                        TOTAL STOCKHOLDERS' DEFICIT      (2,429,255)
                                                                        ------------

                                                                        $   100,263
                                                                        ============

                  See Notes to Consolidated Financial Statements.

                                         3

                      WINWIN GAMING, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                               From
                                                                             5/10/2002
                                                          Three Months       (Date of
                                                              Ended        Inception) to
                                                            March 31,        March 31,
                                                              2003             2003
                                                          ------------     ------------
Net sales                                                 $         0      $         0
Cost of sales                                                       0                0
                                                          ------------     ------------

                                         GROSS PROFIT               0                0

General & Administrative Expenses                             291,711          764,176
Depreciation                                                      402              402
                                                          ------------     ------------

                                   NET OPERATING LOSS        (292,113)        (764,578)

Other Income (expenses)
   Cost of acquisition                                     (3,139,339)      (3,139,339)
   Interest expense                                           (51,019)         (60,823)
                                                          ------------     ------------

                                             NET LOSS     $(3,482,471)     $(3,964,740)
                                                          ============     ============

Basic and diluted net (loss) per weighted
   average share                                          $   (136.63)
                                                          ============

Weighted average number of common shares
   used to compute net income per weighted
   average share                                               25,488
                                                          ============

                 See Notes to Consolidated Financial Statements.

                                       4

                          WINWIN GAMING, INC. AND SUBSIDIARIES
                              (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                               From
                                                                            5/10/2002
                                                          Three Months       (Date of
                                                              Ended        Inception) to
                                                            March 31,        March 31,
                                                              2003             2003
                                                          ------------     ------------
OPERATING ACTIVITIES
   Net loss                                               $(3,482,471)     $(3,964,740)
   Adjustments to reconcile net income to cash
     provided by operating  activities:
       Acquisition costs                                    2,240,063        2,240,063
       Depreciation and amortization                              402              402
       Stock issued for expenses                               20,422           20,422
   Changes in assets and liabilities:
       Accounts receivable                                    (36,670)         (42,145)
       Payable to shareholder                                  59,600           59,600
       Accrued expenses                                       408,751          418,384
       Payable to related entity                               89,583           89,583
       Accounts payable                                       477,814          511,951
                                                          ------------     ------------
                             NET CASH PROVIDED (USED)
                              BY OPERATING ACTIVITIES        (222,506)        (666,480)

INVESTING ACTIVITIES
   Purchase of equipment                                            0           (6,026)
                                                          ------------     ------------
                                        NET CASH USED
                              BY INVESTING ACTIVITIES               0           (6,026)

FINANCING ACTIVITIES
   Loans                                                      275,000          475,000
   Sale of stock                                              100,000          250,000
                                                          ------------     ------------
                                    NET CASH PROVIDED
                              BY FINANCING ACTIVITIES         275,000          725,000
                                                          ------------     ------------

                      INCREASE (DECREASE) IN CASH AND
                                     CASH EQUIVALENTS          52,494           52,494

   Cash and cash equivalents at beginning
     of period                                                      0                0
                                                          ------------     ------------

                              CASH & CASH EQUIVALENTS
                                     AT END OF PERIOD     $    52,494      $    52,494
                                                          ============     ============
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION
Cash paid for:
   Interest                                               $         0      $     8,474
   Taxes                                                  $         0      $         0

                    See Notes to Consolidated Financial Statements.

                                           5

                      WINWIN GAMING, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 1:         BASIS OF REPORTING

                The accompanying financial statements have been prepared in accordance with SEC regulations for interim financial information. Accordingly, they do not include all of the information and footnotes required by auditing principles generally accepted in the United States of America for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Principles of Consolidation
---------------------------

                The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries WinWin Acquisition Corp., WinWin, Inc., NextTech, Inc., Junum Intellectual Property, Inc., Junum Financial Services, Inc., Junum Company, Inc., Junum Europe, Inc., and Voleran, Inc. All significant intercompany balances have been eliminated in consolidation.

NOTE 2:         SUBSEQUENT EVENTS/GOING CONCERN CONSIDERATIONS

                The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At March 31, 2003, the Company has a deficit in working capital of $2,434,879, and an accumulated deficit of $3,964,740.

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

History
-------

                Junum Incorporated (hereinafter referred to as "Junum") was a technology-based financial services company specializing in providing credit management and related services via the Internet, primarily to individual consumers until September 2002. In September 2002, the secured lender of the Company foreclosed on substantially all of the operating assets of the Company because of the default by the Company in its repayment of its obligations to the lender. As a result, the Company discontinued all of its operations, and continues to have substantial remaining unpaid unsecured debts and other liabilities, including but not limited to, pending and threatened litigation and unpaid tax obligations.

                In December 2002, the Company sold its wholly-owned subsidiary, Junum.com, Inc. to a creditor in exchange for forgiveness of approximately $300,000 in debt. At the time, Junum.com, Inc. had substantially no assets, and approximately $4,000,000 of liabilities, and Junum.com had discontinued all operations.

Acquisition of WinWin Acquisition Corp. and Win Win Inc.
--------------------------------------------------------

                Effective December 31, 2002, Junum changed its name to WinWin Gaming, Inc., and acquired WinWin Acquisition Corp., in exchange for 22,512,000 shares of Common Stock. WinWin Acquisition Corp. then acquired 100% of the capital Stock of WinWin, Inc., a Nevada corporation, for consideration of 22,512,000 shares of Common Stock, plus a $5,000,000 senior secured debenture, secured by 100% of the stock of both WinWin Acquisition Corp. and WinWin, Inc. ("Win Win"). However, due to the failure of a closing condition, these acquisitions of WinWin Acquisition Corp. and WinWin, Inc. were rescinded and renegotiated effective March 31, 2002, and an Amended and Restated Stock Exchange Agreement was consummated on substantially similar terms and conditions, except that the total number of shares of the Company's Common Stock issued for the acquisitions was reduced from 22,512,000 shares to 18,522,853 shares.

                The senior secured debenture issued in connection with the acquisition of WinWin Acquisition Corp. and WinWin, Inc. is due on December 31, 2007, and bears interest at 10% per annum. The debenture is convertible into Common Stock at the rate 100% of the average closing price of the Company's Common Stock for the 20 trading days prior to conversion, but in no event to exceed 100,000 shares. A holder of the secured debenture must give the Company at least 90 days prior notice prior to any conversion.

                The due date of the senior secured debenture may be accelerated upon an Event of Default. An "Event of Default" occurs if (a) the Company does not make the payment of the principal of this Debenture when the same becomes due and payable at maturity, upon redemption or otherwise, (b) the Company does not make a payment, other than a payment of principal, for a period of five (5) business days thereafter, (c) any of the Company's representations or warranties contained in the Debenture or in the related Security Agreement were false when made or the Company fails to comply with any of its other agreements in the Debenture and such failure continues for the period and after the notice specified below, (d) the Company shall have its Common Stock suspended or delisted from any exchange or the over-the-counter market from trading for in excess of five (5) consecutive trading days, (e) the Company or Win Win, pursuant to or within the meaning of any Bankruptcy law: (i) commences a voluntary case; (ii) consents to the entry of an order for relief against it in an involuntary case; (iii) consents to the appointment of a custodian for it or for all or substantially all of its property or (iv) makes a general assignment for the benefit of its creditors or (v) a court of competent jurisdiction enters an order or decree under any Bankruptcy law that: (A) is for relief against the Company in an involuntary case; (B) appoints a custodian of the Company or for all or substantially all of its property or (C) orders the liquidation of the Company, and the order or decree remains unstayed and in effect for 60 days, (f) the Common Stock is no longer listed on any recognized exchange including electronic over-the-counter bulletin board, or (g) any creditor of the Company or any of its subsidiaries or affiliates existing prior to the date of the debenture, seeks to attach the capital stock of WinWin which is part of the collateral that secures performance of the Debenture, or the capital stock of WinWin Acquisition Corp., which is also a part of the collateral that secures performance of this Debenture, or any of their respective assets, and the holder determines that there is a reasonable likelihood that such creditor will be successful.

                In the event of an Event of Default, the holders of the Debenture can foreclose on all of the capital stock of WinWin Acquisition Corp. and WinWin, essentially reversing the acquisition.

                On April 1, 2003, the Company issued 5,200,000 shares of Common Stock and issued warrants to purchase 4,200,000 shares of Common Stock at an exercise price of $0.25 per share (post-split) that expire on April 1, 2008, to the former holders of its Series B Preferred Stock, and all of the shares of its Series B Preferred Stock were cancelled.

WinWin, Inc.
------------

                WinWin, Inc. ("Win Win") is developing lotteries in various countries around the world. The corporate mission of the Company is to benefit all parties involved, including the national governments, the citizens of each country and the Company. A portion of the proceeds from games are intended to fund important charitable and humanitarian programs, such as education, hospitals, international and local charitable organizations (such as the Red Cross), churches, airports, roads and highways, hydropower dams, desalinization plants, bridges, hotels, sports and convention centers and more.

                Win Win, Inc. has begun national lottery operations in Cambodia and plans to roll out lottery operations in China and Africa in 2003. China is arguably the single most lucrative lottery market in the world with a population base of over 1.4 billion while Africa provides the Company with the opportunity for a multi-country "Power-ball" style lottery game.

                As lottery operations in China and Cambodia mature, Win Win will begin to roll-out lottery programs in additional countries in which it and its affiliates have been offered licenses or management agreements.

                To support its international expansion, Win Win will offer a complete menu of lottery, bingo and casino games. Win Win provides Instant Games that can be implemented almost immediately as well as state-of-the-art Internet and Intranet technology enabling Win Win to link video lottery, gaming and bingo terminals nationwide. Also, via the Internet, Win Win can link countries around the globe to create the world's first multi-national Super Jackpot. Win Win can establish and operate both land-based and Internet casinos. In addition, in association with leading lottery game show producers, Win Win will provide live, weekly- televised lottery game shows that increase sales, build brand and corporate awareness and expand the market.

                Win Win will use state-of-the-art technology to prevent access to its lottery and other gaming related operations from jurisdictions where such activity would not be legal, such as the United States. Win Win will not accept any business, including online gaming, lotteries or other games, from any person within the United States.

Cambodia
--------

                WinWin Inc., a wholly-owned subsidiary of the Company ("WinWin"), entered into a Management Services Agreement dated May 12, 2003 (the "Agreement") with Golden Win Win Cambodia, Inc. ("Golden WinWin"), an affiliate of the Company owned by Benjamin Perry, a director and the Chief Executive Officer of the Company. Golden WinWin and Mr. Perry hold a renewable and non-transferrable license granted by the Kingdom of Cambodia to conduct lotteries and lotto 6/94 in Cambodia for a term of three years, expiring in August 2005. The income from these operations is subject to governmental regulation and reports, and to payments to the National Treasury of Cambodia, as follows:

                  1st year to 5th year. . . . . . . . . . . . . . . . .  .10%
                  6th year to 10th year . . . . . . . . . . . . . . . .  .12%
                  11th year to 15th year. . . . . . . . . . . . . . . .  .13%
                  16th year to 25th year. . . . . . . . . . . . . . . .  .15%

                The Company agreed to manage the lottery operations licensed to Golden WinWin and Mr. Perry in Cambodia under the terms of the Agreement as an independent contractor. In consideration of its services, the Company will be entitled to 51% of the net profits, and to be reimbursed for its start-up costs. The initial term of the Agreement is for one year, and is automatically renewable each year unless 30 days' prior notice of termination is provided by either party to the Agreement.

                Golden WinWin has leased office facilities in Phnom Penh, Cambodia, in anticipation of lottery and lotto 6/94 operations.

                The Company began lottery operations in Cambodia on May 15, 2003.

Results of Operations
---------------------

                As a result of the discontinuance of its former operations, any comparisons to the previous year are moot. The financial statements reflect the operations of the Company since inception of WinWin, Inc., May 10, 2002.

ITEM 3.  CONTROLS AND PROCEDURES

                The Company's Chief Executive Officer , and the President and Chief Financial Officer/principal accounting officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

                The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

                David B. Coulter, a former Chief Executive Officer, President and a former director and formerly the largest stockholder of the Company, has filed several civil actions against the Company and others in the Superior Court of the State of California for the County of Los Angeles (Central District), and in the County of Orange, California. The complaints allege a breach of an employment contract, breach of fiduciary duty, breach of contract, breach of covenant of good faith and fair dealing, breach of a promissory note, intentional interference with prospective business and economic advantage, negligent interference with prospective business and economic advantage, conversion, and seek damages in excess of $3,000,000 and other relief. Management believes these claims are without merit, and the Company is vigorously contesting these civil actions. The Company is also preparing appropriate counter-claims against Mr. Coulter for fraud and misappropriation of corporate assets.

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

ITEM 2.  CHANGES IN SECURITIES

                In connection with the acquisition of WinWin Acquisition Corp. and WinWin, Inc., WinWin Acquisition Corp. issued a secured convertible debenture in the principal amount of $5,000,000, convertible into the Common Stock of the Company at any time after June 30, 2003 upon 90 days' written notice, for a term expiring on December 31, 2007. The debenture was issued to the exchanging stockholders of WinWin, Inc. in reliance upon Section 4(2) under the Securities Act of 1933.

                On January 1, 2003, the Company issued warrants to purchase shares of its restricted Common Stock for a term of five years at an exercise price of $.50 per share to: Landward International Ltd. (50,000 shares); John M. Gronvall (100,000 shares); Roger D. Herrin (50,000 shares); Thomas W. Beck (10,000 shares); P. Keith Rigsby (10,000 shares); Marlene Gray (25,000 shares); Sande Stewart (25,000 shares); and the Cook Family Trust dtd 9/16/1991 (200,000 shares) in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

                On February 10, 2003, the Company issued a warrant to Lemanik SICAV Private Equity Universal to purchase 100,000 shares of its restricted Common Stock at an exercise price of $.50 per share for a term of five years in reliance upon Section 4(2) under the Securities Act of 1933, as amended.

                On March 31, 2003, the Company issued a warrant to Players Club Partners, LLC to purchase 100,000 shares of its restricted Common Stock at an exercise price of $.50 per share for a term of five years, in reliance upon
Section 4(2) under the Securities Act of 1933, as amended.

                On April 1, 2003, the Company issued a warrant to Nathan Daminanos to purchase 25,000 shares of its restricted Common Stock at an exercise price of $.50 per share for a term of five years, in reliance upon
Section 4(2) under the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Pursuant to the written consent by stockholders holding a majority of the outstanding Common Stock of the Company, effective December 31, 2002, the stockholders approved: (1) one-for-twenty reverse split of the Common Stock of the Company; (2) an amendment to the Articles of Incorporation of the Company to change its corporate name to WinWin Gaming, Inc.; and (3) increase the authorized number of shares of Common Stock to 50,000,000 shares of Common Stock, $.01 par value.

ITEM 5.  OTHER INFORMATION

                Effective December 31, 2002, the Company approved a one-for-twenty (1 for 20) reverse split of the outstanding Common Stock of the Company.

                The Company also changed the trading symbol for its Common Stock on the NASD electronic bulletin board over-the-counter market ("OTCBB") from "JUNM" to "WNWN".

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (1) Reports on Form 8-K:

                The Company filed Form 8-K current reports during the three months ended March 31, 2003, as follows:

                a. The Company filed a Form 8-K current report on February 4, 2003, regarding its acquisition of Win Win Acquisition Corp. and Win Win, Inc. effective on December 31, 2002 (Item 1, Item 2, Item 5 and Item
                           7).

                b. The Company filed a Form 8-K current report on April 3, 2003, reflecting the re-establishment of the Win Win acquisitions with copies of the amended agreements of March 31, 2003 (Item 2, Item 5 and Item
                           7).

                (2) Exhibits:

                  3.1 The Certificate of Amendment to the Certificate of Incorporation of the Company is incorporated hereby by reference to Exhibit 1 to its Form 8-K current report dated December 31, 2002.

                  10.1 The Stock Exchange Agreement dated December 31, 2002, between the Company and the stockholders of WinWin Acquisition Corp. and WinWin, Inc. is incorporated herein by reference to Exhibit 10.1 to its Form 8-K current report dated December 31, 2002.

                  10.2 Convertible Debenture of $5,000,000 issued by WinWin Acquisition Corp. to WinWin exchanging stockholders is incorporated herein by reference to Exhibit 10.2 of its Form 8-K current report dated December 31, 2002.

                  10.3 Security Agreement dated December 31, 2002, issued as security for convertible debenture issued by WinWin Acquisition Corp. is incorporated herein by reference to Exhibit 10.3 to its Form 8-K current report dated December 31, 2002.

                  10.4 Management Services Agreement between Win Win, Inc. and Win Win Cambodia, Inc. dated May 12, 2003.

                  10.5 License granted to Benjamin Perry, director of Golden Win Win Inc. dated August 1, 2002 by the Kingdom of Cambodia (Announcement 11225 of the Council of Ministers, Ministry of Economy & Finance).

                  10.6 Partnership Contract between Golden Win Win Inc. and K.L. Development Co., Ltd. dated May 5, 2003

                  10.7     Office lease in Phnom Penh, Cambodia by Golden Win
                           Win Inc.

                  10.8 Consulting Agreement dated December 29, 2002, between Win Win Inc. and Landward International Limited.

                  99.1     Certification of Benjamin J. Perry and Patrick O.
                           Rogers

                  99.2     Certification of Benjamin J. Perry

                  99.3     Certification of Patrick O. Rogers

                                   Signatures

                In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WINWIN GAMING, INC.

Date: May 20, 2003                          By: /s/ Benjamin J. Perry
                                                ---------------------
                                                    Benjamin J. Perry