Form 10QSB
period 2003-06-30
WINWIN GAMING INC
filed 2003-08-19
CIK 897545

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

         [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

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

                                 (702) 233-4138
                                 --------------
                           (Issuer's telephone number)

                                 Not Applicable
                                 --------------
     (Former name, former address and former fiscal year, if changed since last report)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 24,969,208 shares.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                               WINWIN GAMING, INC.
                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

        Consolidated Balance Sheet as of June 30, 2003.......................F-2

        Consolidated Statements of Operations for the three
        months and six months ended June 30, 2003, and 2002..................F-3

        Consolidated Statements of Cash Flows for the six
        months ended June 30, 2003, and 2002.................................F-4

        Notes to the Consolidated Financial Statements.......................F-5

Item 2. Management's Discussion and Analysis or Plan of Operations............18

Item 3. Controls and Procedures ..............................................21


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.....................................................21

Item 2. Changes in Securities.................................................22

Item 3. Defaults on Senior Securities.........................................22

Item 4. Submission of Matters to a Vote of Security Holders...................22

Item 5. Other Information.....................................................22

Item 6. Exhibits and Reports on Form 8-K......................................22

Signatures....................................................................24

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               WINWIN GAMING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2003
                                   (UNAUDITED)

                                     Assets
                                     ------
Current assets
     Cash and cash equivalents                                    $    16,258
     Inventory                                                         26,878
     Prepaid expenses and other assets                                  4,726
                                                                  ------------

           Total current assets                                        47,862
                                                                  ------------

Property and equipment - net                                            7,574
                                                                  ------------

           Total assets                                           $    55,436
                                                                  ============
                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------
Current liabilities
     Accounts payable and accrued liabilities                     $   650,027
     Due to related companies                                         200,997
     Due to shareholders                                               59,600
     Convertible debentures payable                                   262,500
     Notes payable                                                    405,000
                                                                  ------------

           Total current liabilities                                1,578,124

Other liabilities
     Convertible debentures payable                                 5,074,227
                                                                  ------------

            Total liabilities                                       6,652,351
                                                                  ------------

Commitments and contingencies

Stockholders' deficiency
     Common stock - $.01 par value,
         50,000,000 shares authorized;
         24,115,188 shares issued and outstanding                     241,152
     Additional paid-in-capital                                       401,898
     Accumulated deficit from operations                           (2,239,965)
     Other capital deficit account                                 (5,000,000)
                                                                  ------------

           Total stockholders' deficiency                          (6,596,915)
                                                                  ------------

           Total liabilities and stockholders' deficiency         $    55,436
                                                                  ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.


                                              WINWIN GAMING, INC.

                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  (UNAUDITED)

                                            Three Months                         Six Months
                                                Ended                               Ended
                                              June 30,                            June 30,
                                              --------                            --------
                                       2003              2002              2003              2002
                                   ------------      ------------      ------------      ------------
Revenues                           $     6,015       $        --       $     6,015       $        --

Cost of sales                            2,992                --             2,992                --
                                   ------------      ------------      ------------      ------------

Gross profit                             3,023                --             3,023                --

Operating expenses                     337,951            85,606           700,795            85,606
                                   ------------      ------------      ------------      ------------

         Loss from operations         (334,928)          (85,606)         (697,772)          (85,606)
                                   ------------      ------------      ------------      ------------

  Other expenses
       Cost of acquisition                  --                --           835,820                --
         Interest expense              173,086                --           224,105                --
                                   ------------      ------------      ------------      ------------
                                       173,086                --         1,059,925                --
                                   ------------      ------------      ------------      ------------

Net loss                           $  (508,014)      $   (85,606)      $(1,757,697)      $   (85,606)
                                   ============      ============      ============      ============

Loss per share                     $      (.01)      $      (.00)      $      (.08)      $      (.00)
                                   ============      ============      ============      ============

                         The accompanying notes are an integral part of the condensed consolidated financial statements.

                               WINWIN GAMING, INC.

                  CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS

                                   (UNAUDITED)


                                                     Six Months      Six Months
                                                        Ended          Ended
                                                      June 30,        June 30,
                                                        2003            2002
                                                     ----------      ----------

Cash flows from operating activities
     Net cash used in operations                     $(305,627)      $ (54,506)
                                                     ----------      ----------

Cash flows from investing activities
     Purchase of equipment                              (2,342)             --
                                                     ----------      ----------

Cash flows from financing activities
     Note payable                                      200,000          62,750
     Proceeds from stock issuances                     124,227              --
                                                     ----------      ----------

     Net cash provided by financing activities         324,227          62,750
                                                     ----------      ----------

Net increase in cash and cash equivalents               16,258           8,244

Cash and cash equivalents - beginning of period             --              --
                                                     ----------      ----------

Cash and cash equivalents - end of period            $  16,258       $   8,244
                                                     ==========      ==========



Supplemental cash flow information:
    Cash paid during the period for:
                  Interest                           $      --       $      --
                                                     ==========      ==========

                  Income taxes                       $      --       $      --
                                                     ==========      ==========

Noncash activities:
See footnote 1 regarding the merger agreement and the debentures payable.

See Footnote 7 regarding the warrants issued for consulting services.


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                               WINWIN GAMING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2002.

1.       BUSINESS DESCRIPTION AND MERGER

         WinWin Gaming, Inc. ("Registrant")

         WinWin Gaming, Inc. ("Win Gaming") a Delaware corporation, formerly called Junum Incorporated and Eurbid Incorporated, was incorporated on December 30, 1992. Win Gaming was formerly a technology-based financial services company specializing in providing credit management and related services to consumers and small business. On December 31, 2002, an amendment to the company's certificate of incorporation was made changing the name of the company from Junum Inc. to WinWin Gaming, Inc.

         In September 2002, Junum Inc. discontinued all of its financial service operations. Due to its default on its outstanding senior secured debt, the lender foreclosed on its collateral and Junum Inc. transferred all of its operating assets to the lender. The company, after the transfer of all its assets and discontinuance of operations, was then seeking new entities to acquire or with which to merge.

         WinWin, Inc. ("Operating Company")

         WinWin, Inc., ("Win Inc.") a Nevada corporation, incorporated May 10, 2002, is a lottery and gaming company with international operations. Win, Inc. in 2002 acquired from its principal stockholders various types of licenses from different countries to develop, operate, and market lotteries, land-based casinos, and internet lottery and gaming sites. Win Inc. offers a complete "turn-key" service providing funding, equipment, training, management, and marketing, for lottery and gaming operations.

                               WINWIN GAMING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.       BUSINESS DESCRIPTION AND MERGER (Continued)

         WinWin Acquisition (subsidiary of Win Gaming and legal acquirer of Win Inc.)

         WinWin Acquisition ("Win Acquisition"), a Nevada corporation was incorporated on December 31, 2002 and pursuant to a stock exchange agreement, became a wholly-owned subsidiary of Win Gaming by exchanging 100% of its common stock for 18,522,853 shares of Win Gaming's stock. This transaction was done to effect the merger and exchange of common stock between Win Acquisition, and its holding of its parent Win Gaming's stock, and 100% of Win Inc.'s stock, held by its stockholders.

         MERGER OF WIN GAMING, WIN INC. AND WIN AQUISITION - THE SHARE EXCHANGE AND $5 MILLION DEBENTURE AGREEMENTS

         On March 31, 2003, ("Merger Date") Win Gaming and Win Acquisition entered into a merger agreement with Win Inc., with Win Inc. after the merger becoming a wholly-owned subsidiary of Win Acquisition. The merger was effected whereby Win Inc.'s stockholders exchanged with Win Acquisition, 100% of its 18,522,853 shares of outstanding common stock for 18,522,853 shares of Win Gaming's common stock that was held by Win Acquisition. There were approximately 26,000 shares of Win Gaming stock outstanding to other stockholders, after the exchange of its stock with Win Acquisition and Win Inc..

         Since the former stockholders of Win Inc. owned a majority of the issued and outstanding shares of common stock of Win Gaming after the merger, this transaction was accounted for as a recapitalization of Win Inc., whereby Win Inc., is deemed to be the accounting acquirer and has adopted the capital structure of Win Gaming.

         The assets and liabilities of Win Gaming were deemed to have been acquired by Win Inc. from Win Gaming, at the Merger Date. All financial information included in this report on Form 10-QSB prior to the Merger Date is that of Win Inc., as if Win Inc. had been the registrant. The financial information since the Merger Date is that of Win Gaming, Win Acquisition, Win Inc., and other subsidiaries, consolidated.

         A summary of assets and liabilities that, for accounting purposes, were deemed to have been acquired by Win Inc. from Win Gaming, at the estimated fair market value, as determined by management, as of the merger date was as follows:

Total assets                                         $            -
Total liabilities                                           693,592
                                                     ---------------

Liabilities in excess of assets deemed
       acquired from Win Gaming                      $      693,592
                                                     ===============

                               WINWIN GAMING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.       BUSINESS DESCRIPTION AND MERGER (Continued)

         MERGER OF WIN GAMING, WIN INC. AND WIN AQUISITON - THE SHARE EXCHANGE AND $5 MILLION DEBENTURE AGREEMENTS (Continued)

         This liability of $693,592 as well as other costs associated with the merger were charged to expense under the caption "Cost of acquisition" and totaled $835,820.

         The equity reduction resulting from the issuance of the $5 million Debenture liability incurred to the former stockholders of Win Inc. that was the result of the merger, as discussed below, is being reported in the stockholders' deficiency section of the balance sheet, under the caption "Other capital deficit account".

         Win Acquisition issued the $5,000,000 senior secured 10% Debenture (the "Debenture"), interest and principal due December 31, 2007, to the majority stockholders of Win Inc., acting as agents for all the exchanging stockholders of Win Inc. In the event of a "default event" on the Debentures, the holders of the Debenture can foreclose on all of the capital stock of Win Acquisition and Win Inc., essentially reversing the merger and the entire transaction.

         A "default event" generally occurs if (a) Win Gaming does not make the payment of the principal and accrued interest on this Debenture when the total becomes due and payable at maturity, upon redemption or otherwise, (b) Win Gaming does not make a payment, other than a payment of principal, for a period of five (5) business days thereafter, (c) any of Win Gaming's representations or warranties contained in the Debenture or in the related Security Agreement to the Debenture were false when made or Gaming fails to comply with any of its other agreements in the Debenture and such failure continues for the period and after the notice specified below, (d) Win Gaming shall have its Common Stock suspended or delisted from any exchange or the over-the-counter market from trading for in excess of five (5) consecutive trading days, and other provisions as specified in the security agreement, dated March 31, 2003.

         Currently, there is an uncertainty as to whether a default event will occur in the near term that will reverse the above merger and transaction.

         The Debenture is convertible into Common Stock at the rate equal to 100% of the average closing price of the company's Common Stock for the 20 trading days prior to conversion, but in no event to exceed 100,000 shares. A holder of the secured Debenture must give the company at least 90 days prior notice prior to any conversion.

                               WINWIN GAMING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.       BUSINESS DESCRIPTION AND MERGER (Continued)

         MERGER OF WIN GAMING, WIN INC. AND WIN AQUISITON - THE SHARE EXCHANGE AND $5 MILLION DEBENTURE AGREEMENTS (Continued)

         The shareholders of Win Inc. required, as a condition to negotiating the merger with Win Acquisition and Win Gaming, that Win Gaming convert all presently outstanding preferred stock into common stock. The prior stock value reported on Win Gaming's balance sheet at December 31, 2002 represented the estimated fair value of the consulting services provided by certain consultants to Win Gaming. These shares were issued on December 31, 2000, in connection with a consulting agreement signed on November 15, 2000. Accordingly, as of April 1, 2003, Win Gaming reached an agreement with the holders of its Series B Preferred Stock whereby the holders exchanged 1,350,000 shares of Series B Preferred Stock for 5,200,000 shares of Win Gaming common stock, valued by management at approximately $0.25 per share, and warrants to purchase 4,200,000 shares of common stock exercisable at $0.25 per share. The warrants expire on April 1, 2008, and may not be exercised to the extent any beneficial owner of the warrants would, after exercise, own more than 4.99% of the issued and outstanding common stock of Win Gaming.

         Due to the recapitalization of Win Inc., all reference to shares of Win Inc.'s common stock has been restated to reflect the equivalent number of Win Gaming shares outstanding at the Merger Date. In other words, the 18,522,853 Win Inc. shares outstanding at March 31, 2003 are restated as 18,548,541 shares outstanding of Win Gaming, as shown on the balance sheet. The number of stock warrants issued by Win Inc. was not restated in Footnote 7 to its equivalent shares, due to the above difference in the equivalent shares of common stock not being material.

         The company formed a new subsidiary on March 17, 2003 called Lucky Win Win Cambodia, Inc. ("Win Cambodia") and began lottery operations in Cambodia on May 15, 2003. The company entered into a Management Services Agreement dated May 12, 2003 with Golden Win Win Cambodia, Inc. ("Golden WinWin"), an affiliate of the company owned by Benjamin Perry, a director and the Chief Executive Officer of the company. Golden WinWin and Mr. Perry hold a renewable and non-transferable license granted by the Kingdom of Cambodia to conduct lotteries and lotto in Cambodia for a term of three years, expiring in August 2005. The income from these operations is subject to governmental regulation and reports, and to payments to the National Treasury of Cambodia. Golden WinWin has leased office facilities at Phnom Penh, Cambodia, in anticipation of lottery and lotto operations.

         All future references to "Win Gaming", "Win Acquisition", "Win Inc." or "Win Cambodia", means Win Gaming, Win Acquisition, Win Inc. or Win Cambodia separately prior to or after the merger. All future references to the "Company", refers to the consolidated entity after giving effect to the merger. These financial statements are those of Win Inc. prior to the merger and the Company consolidated, subsequent to the merger.

                               WINWIN GAMING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Win Inc., prior to the merger and Win Gaming Inc. and its subsidiaries after the merger, including some wholly-owned and majority-owned subsidiaries that were inactive and do not have any assets or liabilities. All material intercompany accounts and transactions have been eliminated in consolidation.

         CAPITAL RESOURCES AND BUSINESS RISKS

         The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At June 30, 2003, current liabilities exceeded current assets by $1,530,262.

         The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of pre existing liabilities of Win Gaming and existing liabilities and commitments in the normal course of business. At June 30, 2003, the Company had an accumulated deficit of $2,239,965 and total stockholders' deficiency of $ 6,596,915. The Company also realized net loss of $1,757,697 for the six months ended June 30, 2003.

         Operations to date have been primarily financed by stockholder debt and equity transactions. As a result, the Company's future operations are dependent upon the identification and successful completion of permanent equity financing, the continued support of shareholders and ultimately, the achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

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

                               WINWIN GAMING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         CONTROL BY PRINCIPAL STOCKHOLDERS

         The directors, executive officers and their affiliates or related parties, own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets.

         USE OF ESTIMATES

         The preparation of the financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         SIGNIFICANT ESTIMATES

         Several areas require management's estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to fair market valuation of Win Gaming's liabilities that were deemed acquired by Win Inc. in the reverse merger, valuation of payroll tax and other contingent liabilities and the valuation of the stock warrants and options issued and outstanding.

         REVENUE RECOGNITION

         The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured, and there are no substantive performance obligations remaining.

         Under some sales contracts, the Company sells, delivers and installs a turnkey online lottery system ("lottery system") or lottery equipment and licenses the computer software for a fixed price, and the lottery authority subsequently operates the lottery system.

         Because these Contracts include significant customization and modification and other services prior to customer acceptance that are considered essential to the lottery software inherent in the lottery systems, revenue is recognized using completed contract accounting. Under completed contract accounting, amounts due to the Company, and costs incurred by the Company in constructing the lottery system, prior to customer acceptance, are deferred. Revenue attributable to the lottery system is recognized upon customer acceptance as long as there are no substantial doubts regarding collectibility (the completed contract method of accounting).

                               WINWIN GAMING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid debt investments with a maturity of three months or less as cash equivalents.

         ACCOUNTS RECEIVABLE

         Financial instruments that potentially subject the Company to concentrations of credit risk consists primarily of trade accounts receivable. Products are sold to international customers.

         INVENTORY VALUATION

         Inventories are stated at the lower of cost, or estimated realizable value. Adjustments to reduce the inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual items to historical usage rates, and estimated future sales. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to changes in customer demand, technology changes and other factors.

         EQUIPMENT

         Expenditures for maintenance, repairs and betterments, which do not materially extend the normal useful life of an asset, are charged to operations as incurred. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

         Depreciation and amortization are provided for financial reporting primarily on the accelerated and the straight-line methods over the estimated useful lives of the respective assets as follows:

                                                  Estimated
                                                  Useful Lives
                                                  ------------

                  Computer equipment              5 years

         START-UP COSTS

         The Company, in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities", expenses all start-up and organizational costs as they incurred.

                               WINWIN GAMING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         EQUITY BASED COMPENSATION

         The Company accounts for employee stock options in accordance with Accounting Principles Board Option No. 25 (APB), "Accounting for Stock Issued to Employees." Under APB No. 25 the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below the market price on the day of grant.

         SFAS No. 123, "Accounting for Stock-Based Compensation," prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB No. 25 if certain pro forma disclosures are made assuming hypothetical fair value method application.

         INCOME TAXES

         Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" ("FAS 109"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is not considered to be more likely than not.

         The Company did not provide any current or deferred income tax provision or benefit for any periods presented to date because it has experienced a net operating loss since inception.


3.       LOSS PER SHARE

         Basic loss per common share ("LPS") is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options. No diluted loss per share amounts are disclosed separately because their effect is antidilutive, due to the loss reported by the Company.

                               WINWIN GAMING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


3.       LOSS PER SHARE (Continued)

         The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:

                                                              Six Months Ended
                                                                  June 30,
                                                            2003              2002
                                                            ----              ----
NUMERATOR FOR BASIC AND DILUTED LPS
         Net loss to common shareholders              $   1,757,697       $    85,606
                                                      =============       ===========

DENOMINATOR FOR BASIC AND DILUTED LPS
         Weighted average shares of common stock
                  outstanding                            20,803,717        18,548,541
                                                      =============       ===========

LPS - Basic and diluted                               $        (.08)      $       .00
                                                      =============       ===========


4.       EQUIPMENT

         Equipment at cost at June 30, 2003 consists of:

         Computer software and equipment                     $      8,368
         Less: accumulated depreciation                               794
                                                             -------------

              Total                                          $      7,574
                                                             =============

         Depreciation expense for the six months ended June 30, 2003 was $794.


5.       INCOME TAXES

         The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes."

         As of June 30, 2003, the Company has available federal net operating loss carryforwards to offset future taxable income. The federal net operating loss carryforwards expire during the years 2020 through 2023.

                               WINWIN GAMING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


5.       INCOME TAXES (Continued)

         The Company has recorded a full valuation allowance against the deferred tax assets, including the federal and state net operating loss carryforwards as management believes that it is more likely than not that substantially all of the deferred tax assets will not be realized.

         The utilization of the net operating loss will be subject to a substantial limitation due to the "Change of ownership provisions" under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss before its utilization.


6.       ACCOUNTS PAYABLES, NOTES PAYABLE AND OTHER DEBENTURES PAYABLE

         On the Merger Date, the companies completed the reverse merger and Win Inc. is deemed for accounting purposes to have acquired all the outstanding liabilities of Win Gaming, the parent corporation, at fair value (refer to footnote 1). The fair market value, based on managements' current estimates and preliminary negotiations entered into with the creditors of Win Gaming, was deemed by management to be 30% of the book value of the liabilities recorded, other than the stockholder loan and due to related Company loan recorded, at March 31, 2003. As of the date of these financial statements, the Company does not know whether the past due convertible debentures shown below will be converted into shares of common stock or settled with a cash payment. The following was a summary of the estimated fair value of Win Gaming's various liabilities at March 31, 2003:

           Accounts payable and accrued liabilities                $     251,910
           11% Convertible Debentures-due June 30, 2002                   52,500
           12 % Convertible Debentures - due June 30, 2002               195,000
           10% Convertible Debentures - due March 4, 2003                 15,000
           Stockholder loan                                               59,600
           Due to related Company                                         89,582
           Note payable                                                   30,000
                                                                   -------------

                Total                                              $     693,592
                                                                   =============

         The liabilities of Win Inc. at June 30, 2003, consisted primarily of unsecured promissory notes payable primarily to stockholders and related entities on demand, with interest payable at an annual interest rate of 12%. The notes payable and accrued interest payable on these notes at June 30, 2003, was $375,000 and $34,685 respectively.

                               WINWIN GAMING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


6.       ACCOUNTS PAYABLES, NOTES PAYABLE AND OTHER DEBENTURES PAYABLE
         (Continued)

         On April 1, 2003, Win Gaming issued to Arthur Petrie, a shareholder of the Company, a Subordinated Secured Debentures due December 31, 2007 for up to $2,500,000 of financing. The debenture bears interest at ten percent per annum, is convertible at any time by the holder into common stock at a conversion price equal to the average closing price of the Company's common stock for the twenty trading days prior to conversion. The principal balance of the debenture is equal to the amount of cash advanced to the Company by Mr. Petrie from time to time. Mr. Petrie may discontinue advances at any time and is not obligated to make any or any additional advances under the debenture. As of June 30, 2003, Mr. Petrie had advanced a total of $74,227 under the debenture.


7.       CAPITAL STOCK TRANSACTIONS AND STOCK OPTION PLAN

         The total number of shares of capital stock authorized to be issued by the Company is 50,000,000 shares of Common Stock, $.01 par value. Each share of capital stock entitles the holder thereof to one vote at each meeting of the stockholders of the Company.

         During 2002, Win Inc. issued at various dates, 2,662,500 stock purchase warrants to investors and consultants that remain outstanding, with five year terms to purchase additional shares of common stock, at exercise prices of $.25 and $0.50 per share. The obligations under these warrants were automatically assumed by the Company, and the warrants were automatically converted into warrants to purchase the same number of shares of the Company's common stock, at the same exercise price, under the terms of the warrants and of the Stock Exchange Agreement between Win Inc., Win Acquisition and Win Gaming.

         In connection with the Merger discussed in Note 1, Win Inc. issued in 2003 787,500 stock purchase warrants that remain outstanding, to certain investors, consultants and advisors to the Company. Each warrant is convertible into one share of the Company's common stock at an exercise price of $0.50 per share. These warrants expire 5 years from the dates of issuances. The estimated fair market value for each warrant is $1.00.

         During 1999, Win Gaming established an incentive stock option plan for employees and directors of the Company. The maximum number of shares to be issued to each person under the plan is 1,000. The Company can also issue non-qualified stock options. The aggregate fair market value (determined at the grant date) of the shares to which options become exercisable for the first time by an optionee during any calendar year shall not exceed $565,000 for qualified options and $1,160,000 for non-qualified options. In the case of non-qualified stock options, the option price shall not be less than $500 per share, or at a price exceeding $500 per share at the discretion of the Committee. There were 1,387 options and 1,873 warrants outstanding under this plan.

                               WINWIN GAMING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


8.       LEGAL PROCEEDINGS

         The Company and its subsidiaries are the defendants in various lawsuits. The Company is contesting these actions but is unable to predict their ultimate outcome. Included in the balance sheet at March 31, 2003, under the caption accounts payable and accrued liabilities, are management's estimates of the required reserves, which total $200,000 to cover such claims. The Company believes that it is unlikely that it will be required to make payments in excess of this amount.

         A former Chief Executive Officer, President and director, who was the largest stockholder of the Company prior to March 31, 2003, has filed several civil actions against the Company and others in the Superior Court of the State of California for the County of Los Angeles (Central District), and in the County of Orange, California. The complaints allege a breach of an employment contract, breach of fiduciary duty, breach of contract, breach of covenant of good faith and fair dealing, breach of a promissory note, intentional interference with prospective business and economic advantage, negligent interference with prospective business and economic advantage, conversion, and seek damages in excess of $3,000,000 and other relief. The Company is vigorously contesting these civil actions. The Company has filed counter-claims against Mr. Coulter for fraud and misappropriation of corporate assets, and is seeking damages in excess of $15 million.

         In the event that the Company is unsuccessful in defending its pending litigation, or is unsuccessful in resolving and settling these cases for the amounts it presently anticipates, the Company would likely be forced to discontinue its operation or may file for bankruptcy protection. A filing for bankruptcy protection is a "default event" under the security agreement with the $5 million Debenture holders.

                               WINWIN GAMING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


9.       OTHER COMMITMENTS AND CONTINGENCIES

         At December 31, 2002, the Company sold its subsidiary Junum.com, Inc., which had payroll tax and other liabilities totaling approximately $2 million. The Company may be held liable for some or all of those liabilities.


10.      SUBSEQUENT EVENTS

         On July 15, 2003, the Company raised $500,000 in gross proceeds through the private placement of 667,000 shares of its common stock ($0.75/share) under Regulation D of the Securities Act.

         In connection with this private placement the Company issued 667,000 stock purchase warrants. Each warrant is convertible into one share of the Company's Common Stock at an exercise price of $0.75 per share. These stock warrants expire 5 years from the date of issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

History

         Junum Incorporated (hereinafter referred to as "Junum") was a technology-based financial services company specializing in providing credit management and related services via the Internet, primarily to individual consumers until September 2002. In September 2002, the secured lender of the Company foreclosed on substantially all of the operating assets of the Company because of the default by the Company in its repayment of its obligations to the lender. As a result, the Company discontinued all of its operations, and continues to have substantial remaining unpaid unsecured debts and other liabilities, including but not limited to, pending and threatened litigation and unpaid tax obligations. In December 2002, the Company sold its wholly-owned subsidiary, Junum.com, Inc. to a creditor in exchange for forgiveness of approximately $300,000 in debt. At the time, Junum.com, Inc. had substantially no assets, and approximately $2,000,000 of liabilities, and Junum.com had discontinued all operations.

Acquisition of WinWin Acquisition Corp. and WinWin, Inc.

         Effective December 31, 2002, Junum changed its name to WinWin Gaming, Inc., and acquired WinWin Acquisition Corp., in exchange for 22,512,000 shares of Common Stock. WinWin Acquisition Corp. then acquired 100% of the capital Stock of WinWin, Inc., a Nevada corporation, for consideration of 22,512,000 shares of Common Stock, plus a $5,000,000 senior secured debenture, secured by 100% of the stock of both WinWin Acquisition Corp. and WinWin, Inc. ("WinWin"). However, due to the failure of a closing condition, these acquisitions of WinWin Acquisition Corp. and WinWin, Inc. were rescinded and renegotiated effective March 31, 2002, and an Amended and Restated Stock Exchange Agreement was consummated on substantially similar terms and conditions, except that the total number of shares of the Company's Common Stock issued for the acquisitions was reduced from 22,512,000 shares to 18,522,853 shares. The senior secured debenture issued in connection with the acquisition of WinWin Acquisition Corp. and WinWin, Inc. is due on December 31, 2007, and bears interest at 10% per annum. The debenture is convertible into Common Stock at the rate of 100% of the average closing price of the Company's Common Stock for the 20 trading days prior to conversion, but in no event to exceed 100,000 shares. A holder of the secured debenture must give the Company at least 90 days prior notice prior to any conversion. The due date of the senior secured debenture may be accelerated upon an Event of Default. An "Event of Default" occurs if (a) the Company does not make the payment of the principal of this Debenture when the same becomes due and payable at maturity, upon redemption or otherwise, (b) the Company does not make a payment, other than a payment of principal, for a period of five (5) business days thereafter, (c) any of the Company's representations or warranties contained in the Debenture or in the related Security Agreement were false when made or the Company fails to comply with any of its other agreements in the Debenture and such failure continues for the period and after the notice specified below, (d) the Company shall have its Common Stock suspended or delisted from any exchange or the over-the-counter market from trading for in excess of five (5) consecutive trading days, (e) the Company or WinWin, pursuant to or within the meaning of any Bankruptcy law: (i) commences a voluntary case;
(ii) consents to the entry of an order for relief against it in an involuntary case; (iii) consents to the appointment of a custodian for it or for all or substantially all of its property or (iv) makes a general assignment for the benefit of its creditors or (v) a court of competent jurisdiction enters an order or decree under any Bankruptcy law that: (A) is for relief against the Company in an involuntary case; (B) appoints a custodian of the Company or for all or substantially all of its property or (C) orders the liquidation of the Company, and the order or decree remains unstayed and in effect for 60 days, (f) the Common Stock is no longer listed on any recognized exchange including electronic over-the-counter bulletin board, or (g) any creditor of the Company or any of its subsidiaries or affiliates existing prior to the date of the debenture, seeks to attach the capital stock of WinWin which is part of the collateral that secures performance of the Debenture, or the capital stock of WinWin Acquisition Corp., which is also a part of the collateral that secures performance of this Debenture, or any of their respective assets, and the holder determines that there is a reasonable likelihood that such creditor will be successful. In the event of an Event of Default, the holders of the Debenture can foreclose on all of the capital stock of WinWin Acquisition Corp. and WinWin, essentially reversing the acquisition. On April 1, 2003, the Company issued 5,200,000 shares of Common Stock and issued warrants to purchase 4,200,000 shares of Common Stock at an exercise price of $0.25 per share (post-split) that expire on April 1, 2008, to the former holders of its Series B Preferred Stock, and all of the shares of its Series B Preferred Stock were cancelled.

WinWin, Inc.

         WinWin, Inc. ("WinWin") is developing lotteries in various countries around the world. The corporate mission of the Company is to benefit all parties involved, including the national governments, the citizens of each country and the Company. A portion of the proceeds from games are intended to fund important charitable and humanitarian programs, such as education, hospitals, international and local charitable organizations (such as the Red Cross), churches, airports, roads and highways, hydropower dams, desalinization plants, bridges, hotels, sports and convention centers and more. WinWin, Inc. has begun national lottery operations in Cambodia and plans to roll out lottery operations in China and Africa in 2003. China is arguably the single most lucrative lottery market in the world with a population base of over 1.4 billion while Africa provides the Company with the opportunity for a multi-country "Power-ball" style lottery game. As lottery operations in China and Cambodia mature, WinWin will begin to roll-out lottery programs in additional countries in which it and its affiliates have been offered licenses or management agreements.

         To support its international expansion, WinWin will offer a complete menu of lottery, bingo and casino games. WinWin, in conjunction with third-party partners and/or software companies, provides Instant Games that can be implemented almost immediately as well as state-of-the-art Internet and Intranet technology enabling WinWin to link video lottery, gaming and bingo terminals nationwide. Also, via the Internet, WinWin can link countries around the globe to create the world's first multi-national Super Jackpot. WinWin can establish and operate both land-based and Internet casinos. In addition, in association with leading lottery game show producers, WinWin will provide live, weekly-televised lottery game shows that increase sales, build brand and corporate awareness and expand the market. WinWin will use state-of-the-art technology to prevent access to its lottery and other gaming related operations from jurisdictions where such activity would not be legal, such as the United States. WinWin will not accept any business, including online gaming, lotteries or other games, from any person within the United States.

Cambodia

         WinWin Inc., a wholly-owned subsidiary of the Company ("WinWin"), entered into a Management Services Agreement dated May 12, 2003 (the "Agreement") with Golden WinWin Cambodia, Inc. ("Golden WinWin"), an affiliate of the Company owned by Benjamin Perry, a director and the Chief Executive Officer of the Company. Golden WinWin and Mr. Perry hold a renewable and non-transferrable license granted by the Kingdom of Cambodia to conduct lotteries and lotto 6/94 in Cambodia for a term of three years, expiring in August 2005. The income from these operations is subject to governmental regulation and reports, and to payments to the National Treasury of Cambodia, as follows:

         1st year to 5th year. . . . . . . . . . . . . . . . . .  10%
         6th year to 10th year . . . . . . . . . . . . . . . . .  12%
         11th year to 15th year. . . . . . . . . . . . . . . . .  13%
         16th year to 25th year. . . . . . . . . . . . . . . . .  15%

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

Results of Operations

         As a result of the discontinuance of its former operations, any comparisons to the previous year are moot. The financial statements reflect the operations of the Company since inception of WinWin, Inc. on May 10, 2002.

         Critical Accounting Policies
         ----------------------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. The Company considers its critical accounting policies to be those that require the more significant judgments and estimates in the preparation of the Company's financial statements, including the following: recognition of fair market value of liabilities that for accounting purposes were deemed acquired by WinWin, Inc. from WinWin Gaming, Inc., accounting for expenses in connection with stock options and warrants;and valuation of payroll tax and other contingent liabilities. Management relies on historical experience and on other assumptions believed to be reasonable under the circumstances in making its judgment and estimates. Actual results could differ materially from those estimates.

         The consolidated financial statements include the accounts of WinWin, Inc., prior to the merger and WinWin Gaming Inc. and its subsidiaries after the merger, including some wholly-owned and majority-owned subsidiaries that were inactive and do not have any assets or liabilities.

         CAPITAL RESOURCES AND BUSINESS RISKS

         The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At June 30, 2003, current liabilities exceeded current assets by $1,530,262.

         The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of pre existing liabilities of Win Gaming and existing liabilities and commitments in the normal course of business. At June 30, 2003, the Company had an accumulated deficit of $2,239,965 and total stockholders' deficiency of $ 6,596,915. The Company also realized net loss of $1,757,697 for the six months ended June 30, 2003.

Operations to date have been primarily financed by stockholder debt and equity transactions. As a result, the Company's future operations are dependent upon the identification and successful completion of permanent equity financing, the continued support of shareholders and ultimately, the achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

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

Item 3.  Controls and Procedures

         The Company's Chief Executive Officer, President and chief financial officer/principal accounting officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.


                           PART II - OTHER INFORMATION

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

         David B. Coulter, a former Chief Executive Officer, President and a director and the largest stockholder of the Company, has filed several civil actions against the Company and others in the Superior Court of the State of California for the County of Los Angeles (Central District), and in the County of Orange, California. The complaints allege a breach of an employment contract, breach of fiduciary duty, breach of contract, breach of covenant of good faith and fair dealing, breach of a promissory note, intentional interference with prospective business and economic advantage, negligent interference with prospective business and economic advantage, conversion, and seek damages in excess of $3,000,000 and other relief. Management believes these claims are without merit, and the Company is vigorously contesting these civil actions. The Company has filed counter-claims against Mr. Coulter for fraud and misappropriation of corporate assets, and is seeking damages in excess of $15 million.

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

Item 2.  Changes in Securities

         During the three months ended June 30, 2003, the Company issued 5,200,000 shares of Common Stock, and 4,200,000 warrants, in connection with the conversion of all of the Company's Series B Preferred Stock effective April 1, 2003, in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and Rule 144, to six accredited investors.

         On April 15, 2003, the Company issued 42,647 shares of restricted Common Stock to Scott Bonelli for services in reliance upon Section 4(2) under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

         N/A

Item 4.  Submission of Matters to a Vote of Security Holders

         N/A

Item 5.  Other Information

         N/A

Item 6.  Exhibits and Reports on Form 8-K

(a)      EXHIBITS

         10.1 Amended and Restated Stock Exchanges Agreement dated March 31, 2003 regarding acquisition of WinWin Acquisition Corp. and WinWin, Inc. is incorporated herein by reference to Exhibit
                  10.1 to the Form 8-K current report of the Company filed on April 3, 2003.

         10.2 Debenture dated March 31, 2002, for $5,000,000 issued in connection with the acquisition of WinWin Acquisition Corp. and WinWin, Inc. is incorporated herein by reference to
                  Exhibit 10.2 to the Form 8-K current report of the Company filed on April 1, 2003.

         10.3 Amended and Restated Security Agreement dated March 31, 2003 regarding debenture is incorporated herein by reference to
                  Exhibit 3 to the form 8-K current report of the Company filed on April 3, 2003.

         10.4 Subordinated Secured Debenture dated April 1, 2003 for $2,500,000 is incorporated herein by reference to Exhibit 10.4 to the Form 8-K current report of the Company filed on April 3, 2003.

         10.5 Subordinated Security Agreement dated April 1, 2003, is incorporated herein by reference to Exhibit 10.5 to the Form 8-K current report of the Company dated April 3, 2003.

         10.6 Financial statements of WinWin, Inc. as of December 31, 2002, are incorporated herein by referenced to the Form 8-K/A current report of the Company filed on June 18, 2003.

         10.7 The Certificate of Amendment to the Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 1 to the Form 8-K current report of the Company filed on December 31, 2002.

         10.8 Management Services Agreement between WinWin, Inc. and WinWin Cambodia, Inc. dated May 12, 2003, is incorporated herein by reference to Exhibit 10.4 to the Form 10-QSB quarterly report of the Company for the three month period ended March 31, 2003.

         10.9 Licence granted to Benjamin Perry, director of Golden WinWin Inc. dated August 1, 2002 by the Kingdom of Cambodia (Announcement 11225 of the Council of Ministers, Ministry of Economy & Finance) is incorporated herein by reference to
                  Exhibit 10.5 to the Form 10-QSB quarterly report of the Company for the three month period ended March 31, 2003.

         10.10 Partnership Contract between Golden Win Win Inc. and K.L. Development Co., Ltd. dated May 5, 2003, is incorporated herein by reference to Exhibit 10.6 to the Form 10-QSB quarterly report of the Company for the three month period ended March 31, 2003.

         10.11 Office lease in Phnom Penh, Cambodia by Golden Win Win Inc. is incorporated herein by reference to Exhibit 10.7 to the Form 10-QSB quarterly report of the Company for the three month period ended March 31, 2003.

         10.12 Consulting Agreement dated December 29, 2002, between WinWin, Inc. and Landward International Limited is incorporated herein by reference to Exhibit 10.8 to the Form 10-QSB quarterly report of the Company for the three month period ended March 31, 2003.

         10.13 Joint Venture Agreement with Las Vegas From Home.Com Entertainment Inc. of Vancouver, B.C.

(b)      REPORTS ON FORM 8-K

         On April 1, 2003, the Company filed a Form 8-K current report (Item 2 and Item 7) regarding the acquisition of WinWin Acquisition Corp. and its subsidiary WinWin, Inc. and related events, including the issuance of a $5,000,000 debenture secured by the stock of the acquired companies.

         On April 3, 2003, the Company filed a Form 8-K current report amending its previous Form 8-K current report filed on April 1, 2003 (Item 1, Item 2, and
Item 7).

         On June 18, 2003, the Company filed a Form 8-K/A amendment to its previous Form 8-K current reports to provide financial statements and pro forma financial statements regarding its corporate acquisition (Item 7).

         On July 17, 2003, the Company filed a Form 8-K current report (Item 4 and Item 7) regarding a change in its independent certified public accountants from Smith & Company to Livingston, Wachtell & Co. of New York, New York; and filed a Form 8-K/A amendment thereto on July 30, 2003 (Item 4 and Item 7).



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WINWIN GAMING, INC.

Date: August 19, 2003                 By:   /S/ PATRICK O. ROGERS
                                            ---------------------
                                            Patrick O. Rogers
                                            President, Treasurer, Secretary, and
                                            principal financial and accounting
                                            officer