Form 10QSB/A
period 2003-03-31
WINWIN GAMING INC
filed 2003-08-20
CIK 897545

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                  FORM 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from                to
                                        --------------    --------------

         Commission File Number:    0-21566
                                 -----------------------------

                               WINWIN GAMING, INC.
        (Exact name of small business issuer as specified in its charter)

         Delaware                                       84-1219819
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

                               WINWIN GAMING, INC.

                                      INDEX

PART I.  FINANCIAL STATEMENTS

Item 1.  Financial Statements:

         Consolidated Balance Sheet as of
         March 31, 2003 (Unaudited)...........................................4

         Consolidated Statements of Operations for the three month
         periods ended March 31, 2003, and 2002 (Unaudited)...................5

         Consolidated Statements of Cash Flows for the three month
         periods ended March 31, 2003, and 2002 (Unaudited)...................6

         Notes to the Consolidated Financial Statements.......................7

Item 2.  Management's Discussion and Analysis or Plan of Operations..........19

Item 3.  Controls and Procedures.............................................23

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................23

Item 2.  Changes in Securities...............................................24

Item 3.  Defaults on Senior Securities.......................................24

Item 4.  Submission of Matters to a Vote of Security Holders.................24

Item 5.  Other Information...................................................24

Item 6.  Exhibits and Reports on Form 8-K....................................25

Signatures...................................................................26

Exhibits.....................................................................27

                          PART I FINANCIAL INFORMATION

This Amended Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2003 (the "amended filing") is being filed to restate the financial information provided in the previously filed Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 (the "original filing"). The material changes are:

1. A debenture liability of $5 million, which was incurred in connection with the acquisition of WinWin, Inc. (the "WinWin Acquisition") was not recorded on the financial statements contained in the original filing (but was disclosed in the text and included as an exhibit), and has now been included in the amended filing as a liability and contra equity account called "other capital deficit account". The total change in liabilities was an increase of $3,929,711 from the original amount reported in the original filing. The total equity decreased by the same amount.

2. All liabilities of Win Gaming were recorded at their estimated fair market value at March 31, 2003, the date of WinWin Acquisition. The remaining liabilities in excess of assets was recorded as "Cost of acquisition" on the statement of operations. The original filing contained an incorrect amount reported for Cost of acquisition of $3,139,339, compared to the revised number of $835,820.

3. Certain stock warrants issued were not valued and recorded as consulting fees and additional paid in capital.

4. The Company's Class B Preferred Stock (which was converted into equity on April 1, 2003) was recorded erroneously and was adjusted off the balance sheet, due to the fact that conversion of the Class B Preferred Stock was a condition to the WinWin Acquisition taking place. Therefore, the Class B Preferred Stock was not reflected as outstanding stock on the statements included in the amended filing.

ITEM 1.  FINANCIAL STATEMENTS

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2003
                                   (UNAUDITED)


                                     Assets
                                     ------
Current assets
     Cash and cash equivalents                                    $    52,494
     Prepaid expenses and other assets                                 42,145
                                                                  ------------

           Total current assets                                        94,639
                                                                  ------------

Property and equipment - net                                            5,625
                                                                  ------------

           Total assets                                           $   100,264
                                                                  ============
                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------
Current liabilities
     Accounts payable and accrued liabilities                     $   542,546
     Due to related companies                                          89,583
     Due to shareholders                                               59,600
     Convertible debentures payable                                   262,500
     Notes payable                                                    505,000
                                                                  ------------

           Total current liabilities                                1,459,229

Other liabilities
     Convertible debenture payable                                  5,000,000
                                                                  ------------

            Total liabilities                                       6,459,229
                                                                  ------------

Commitments and contingencies

Stockholders' deficiency
     Common stock - $.01 par value,
         50,000,000 shares authorized;
         18,548,541 shares issued and outstanding                     185,486
     Additional paid-in-capital                                       187,500
     Deficit accumulated during the development stage              (1,731,951)
     Other capital deficit account                                 (5,000,000)
                                                                  ------------

           Total stockholders' deficiency                          (6,358,965)
                                                                  ------------

           Total liabilities and stockholders' deficiency         $   100,264
                                                                  ============

                   The accompanying notes are an integral part
              of the condensed consolidated financial statements.

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                       From
                                                                    May 10, 2002
                                               Three Months           Date of
                                                   Ended            Inception to
                                                 March 31,           March 31,
                                                   2003                 2003
                                                   ----                 ----

Revenues                                       $        --          $        --

Cost of sales                                           --                   --
                                               ------------         ------------

Gross loss                                              --                   --

Operating expenses                                 362,844              835,308
                                               ------------         ------------

         Loss from operations                     (362,844)            (835,308)
                                               ------------         ------------

  Interest expense                                  51,019               60,823

  Cost of acquisition                              835,820              835,820
                                               ------------         ------------

                                                   886,839              896,643
                                               ------------         ------------

Net loss                                       $(1,249,683)         $(1,731,951)
                                               ============         ============

Loss per share                                 $      (.07)
                                               ============

                   The accompanying notes are an integral part
              of the condensed consolidated financial statements.

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

                  CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS

                                   (UNAUDITED)



                                                                       From
                                                                    May 10, 2002
                                                     Three Months     Date of
                                                         Ended      Inception to
                                                       March 31,     March 31,
                                                         2003           2003
                                                         ----           ----

Cash flows from operating activities
     Net cash used in operations                     $(242,928)      $(692,928)
                                                     ----------      ----------

Cash flows from financing activities
     Note payable                                      175,000         475,000
     Proceeds from stock issuances                     270,422         270,422
     Due to related party                             (150,000)             --
                                                     ----------      ----------

     Net cash provided by financing activities         295,422         745,422
                                                     ----------      ----------

Net increase in cash and cash equivalents               52,494          52,494

Cash and cash equivalents - beginning of period             --              --
                                                     ----------      ----------

Cash and cash equivalents - end of period            $  52,494       $  52,494
                                                     ==========      ==========



Supplemental cash flow information:
    Cash paid during the period for:
                  Interest                           $      --       $      --
                                                     ==========      ==========

                  Income taxes                       $      --       $      --
                                                     ==========      ==========

Noncash activities:
See footnote 1 regarding the merger agreement and the debentures payable.

See Footnote 7 regarding the warrants issued for consulting services.

                   The accompanying notes are an integral part
              of the condensed consolidated financial statements.

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2002.

       The Form 10-QSB, previously filed, did not report in the financial statements a Debenture liability and make various fair market adjustments to the liabilities and equity of WinWin Gaming, Inc., as reported as part of the reverse merger transaction with WinWin Inc. (refer to footnote 1). The Debenture liability was disclosed in the Managements Discussion and Analysis section of the Form 10-QSB, and the Debenture itself was filed as Exhibit 10.2.

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

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

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

         The assets and liabilities of Win Gaming were deemed to have been acquired by Win Inc. from Win Gaming, at the Merger Date. All financial information included in this report on Form 10-QSB prior to the Merger Date is that of Win Inc., as if Win Inc. had been the registrant. The financial information since the Merger Date is that of Win Gaming, Win Acquisition and Win Inc., and other non operating subsidiaries of Win Gaming, consolidated.

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
                                                              ===============

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

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

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


      1. BUSINESS DESCRIPTION AND MERGER (Continued)

         MERGER OF WIN GAMING, WIN INC. AND WIN AQUISITON - THE SHARE EXCHANGE AND $5 MILLION DEBENTURE AGREEMENTS (Continued)

         The shareholders of Win Inc. required, as a condition to negotiating the merger with Win Acquisition and Win Gaming, that Win Gaming convert all presently outstanding preferred stock into common stock. The prior stock value reported on Win Gaming's balance sheet at December 31, 2002 represented the estimated fair value of the consulting services provided by certain consultants to Win Gaming. These shares were issued on December 31, 2000, in connection with a consulting agreement signed on November 15, 2000. Accordingly, as of April 1, 2003, Win Gaming reached an agreement with the holders of its Series B Preferred Stock whereby the holders exchanged 1,350,000 shares of Series B Preferred Stock for 5,200,000 shares of Win Gaming common stock, valued by management at approximately $0.25 per share, and warrants to purchase 4,200,000 shares of common stock exercisable at $0.25 per share. The warrants expire on April 1, 2008, and may not be exercised to the extent any beneficial owner of the warrants would, after exercise, own more than 4.99% of the issued and outstanding common stock of Win Gaming. The effect of this stock conversion was reflected on the balance sheet at March 31, 2003, because this stock conversion along with the warrants issued was a condition to completing the merger.

         Due to the recapitalization of Win Inc., all reference to shares of Win Inc.'s common stock has been restated to reflect the equivalent number of Win Gaming shares outstanding at the Merger Date. In other words, the 18,522,853 Win Inc. shares outstanding at March 31, 2003 are restated as 18,548,541 shares outstanding of Win Gaming, as shown on the balance sheet. The number of stock warrants issued by Win Inc. was not restated in Footnote 7 to there equivalent shares due to the above difference in the equivalent shares of common stock not being material.

         All future references to "Win Gaming", "Win Acquisition" or "Win Inc.", means Win Gaming, Win Acquisition or Win Inc. separately prior to or after the merger. All future references to the "Company", refers to the consolidated entity after giving effect to the merger. These financial statements are those of Win Inc. prior to the merger and the Company, subsequent to the merger.


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

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


     2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         CAPITAL RESOURCES AND BUSINESS RISKS

         The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At March 31, 2003, current liabilities exceeded current assets by $1,364,590.

         The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of pre existing liabilities of Win Gaming and existing liabilities and commitments in the normal course of business. At March 31, 2003, the Company had an accumulated deficit of $1,731,951 and total stockholders' deficiency of $6,358,965. The Company also realized net loss of $1,249,683 for the three months ended March 31, 2003.

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

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

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

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

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

         Depreciation and amortization are provided for financial reporting primarily on the accelerated and the straight-line methods over the estimated useful lives of the respective assets as follows:

                                                Estimated
                                                Useful Lives
                                                ------------

            Computer equipment                  5 years

         START-UP COSTS

         The Company, in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities, expenses all start-up and organizational costs as they incurred.

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

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

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

         The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table for the three months ended March 31, 2003.


         NUMERATOR FOR BASIC AND DILUTED LPS
                  Net loss to common shareholders          $     1,249,683
                                                           ================

         DENOMINATOR FOR BASIC AND DILUTED LPS
                  Weighted average shares of common stock
                           outstanding                          18,548,541
                                                           ================

         LPS - Basic and diluted                           $          (.07)
                                                           ================

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


     4.  EQUIPMENT

         Equipment at cost at March 31, 2003 consists of:

         Computer software and equipment                        $      6,027

         Less: accumulated depreciation                                  402
                                                                -------------

              Total                                             $      5,625
                                                                =============

         Depreciation expense for the three months ended March 31, 2003 was $402.


     5. INCOME TAXES

         The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes."

         As of March 31, 2003, the Company has available federal net operating loss carryforwards to offset future taxable income. The federal net operating loss carryforwards expire during the years 2020 through 2022.

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

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


     6. ACCOUNTS PAYABLES, NOTES PAYABLE AND OTHER DEBENTURES PAYABLE
       (Continued)

         The following is a summary of the estimated fair value of Win Gaming's various liabilities at March 31, 2003:

           Accounts payable and accrued liabilities               $     251,910
           11% Convertible Debentures-due June 30, 2002                  52,500
           12 % Convertible Debentures - due June 30, 2002              195,000
           10% Convertible Debentures - due March 4, 2003                15,000
           Stockholder loan                                              59,600
           Due to related company                                        89,582
           Note payable                                                  30,000
                                                                  --------------

                Total                                             $     693,592
                                                                  ==============

         The liabilities of Win Inc. at March 31, 2003, consisted primarily of unsecured promissory notes payable primarily to stockholders and related entities on demand, with interest payable at an annual interest rate of 12%. The notes payable and accrued interest payable on these notes at March 31, 2003, was $475,000 and $23,466, respectively.


     7. CAPITAL STOCK TRANSACTIONS AND STOCK OPTION PLAN

         The total number of shares of capital stock authorized to be issued by the Company is 50,000,000 shares of Common Stock, $.01 par value. Each share of capital stock entitles the holder thereof to one vote at each meeting of the stockholders of the Company.

         During 2002, Win Inc. issued at various dates, 2,662,500 stock warrants to investors and consultants that remain outstanding, with five year terms to purchase additional shares of common stock, at exercise prices of $.25 and $0.50 per share. The obligations under these warrants were automatically assumed by the Company, and the warrants were automatically converted into warrants to purchase the same number of shares of the Company's common stock, at the same exercise price, under the terms of the warrants and of the Stock Exchange Agreement between Win Inc., Win Acquisition and Win Gaming.

         In connection with the Merger discussed in Note 1, Win Inc. issued in 2003 prior to the merger, 587,500 stock warrants that remain outstanding, to certain investors, consultants and advisors to the Company. Each stock warrant is convertible into one share of the Company's Common Stock at an exercise price of $0.50 per share. These stock warrants expire 5 years from the date of issuance. The estimated fair market value for each warrant is $1.00.

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


     7. CAPITAL STOCK TRANSACTIONS AND STOCK OPTION PLAN (Continued)

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

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


     9. OTHER COMMITMENTS AND CONTINGENCIES

         At December 31, 2002, Win Gaming sold its subsidiary Junum.com, Inc., which had payroll tax and other liabilities totaling approximately $2 million. The Company may be held liable for some or all of those liabilities.


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

         On April 1, 2003, Win Gaming issued to Arthur Petrie, a shareholder of the Company, Subordinated Secured Debentures due December 31, 2007 for up to $2,500,000 of financing. The debenture bears interest at ten percent per annum, is convertible at any time by the holder into common stock at a conversion price equal to the average closing price of the Company's common stock for the twenty trading days prior to conversion. The principal balance of the debenture is equal to the amount of cash advanced to the Company by Mr. Petrie from time to time. Mr. Petrie may discontinue advances at any time and is not obligated to make any or any additional advances under the debenture.

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

                  1st year to 5th year. . . . . . . . . . . . . . . . . .10%
                  6th year to 10th year. . . . . . . . . . . . .. . . . .12%
                  11th year to 15th year. . . . . . . . . . . . . . . . .13%
                  16th year to 25th year. . . . . . . . . . . . . . . . .15%

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

Critical Accounting Policies
----------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. The Company considers its critical accounting policies to be those that require the more significant judgments and estimates in the preparation of the Company's financial statements, including the following: recognition of fair market value of liabilities that for accounting purposes were deemed acquired by WinWin, Inc. from WinWin Gaming, Inc., accounting for expenses in connection with stock options and warrants; and valuation of payroll tax and other contingent liabilities. Management relies on historical experience and on other assumptions believed to be reasonable under the circumstances in making its judgment and estimates. Actual results could differ materially from those estimates.

The consolidated financial statements include the accounts of WinWin, Inc., prior to the merger and WinWin Gaming Inc. and its subsidiaries after the merger, including some wholly-owned and majority-owned subsidiaries that were inactive and do not have any assets or liabilities.

CAPITAL RESOURCES AND BUSINESS RISKS

The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At March 31, 2003, current liabilities exceeded current assets by $1,364,590.

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of pre existing liabilities of Win Gaming and existing liabilities and commitments in the normal course of business. At March 31, 2003, the Company had an accumulated deficit of $1,731,951 and total stockholders' deficiency of $6,358,965. The Company also realized net loss of $1,249,683 for the three months ended March 31, 2003.

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

ITEM 3.  CONTROLS AND PROCEDURES

                The Company's Chief Executive Officer, and the President and Chief Financial Officer/principal accounting officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

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

                  10.1 The Stock Exchange Agreement dated December 31,2 002, between the Company and the stockholders of WinWin Acquisition Corp. and WinWin, Inc. is incorporated herein by reference to Exhibit 10.1 to its Form 8-K current report dated December 31, 2002.

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

                  10.4 Management Services Agreement between Win Win, Inc. and Win Win Cambodia, Inc. dated May 12, 2003 is incorporated herein by reference to Exhibit 10.4 to its Form 10-QSB quarterly report dated March 31, 2003, filed on May 21, 2003.

                  10.5 License granted to Benjamin Perry, director of Golden Win Win Inc. dated August 1, 2002 by the Kingdom of Cambodia (Announcement 11225 of the Council of Ministers, Ministry of Economy & Finance) is incorporated herein by reference to Exhibit 10.5 to its Form 10-QSB quarterly report dated March 31, 2003, filed on May 21, 2003..

                  10.6 Partnership Contract between Golden Win Win Inc. and K.L. Development Co., Ltd. dated May 5, 2003 is incorporated herein by reference to Exhibit 10.6 to its Form 10-QSB quarterly report dated March 31, 2003, filed on May 21, 2003.

                  10.7 Office lease in Phnom Penh, Cambodia by Golden Win Win Inc. is incorporated herein by reference to
                           Exhibit 10.7 to its Form 10-QSB quarterly report dated March 31, 2003, filed on May 21, 2003.

                  10.8 Consulting Agreement dated December 29, 2002, between Win Win Inc. and Landward International Limited is incorporated herein by reference to Exhibit 10.8 to its Form 10-QSB quarterly report dated March 31, 2003, filed on May 21, 2003..

                  32       Certification of Benjamin J. Perry and Patrick O.
                           Rogers

                  31.1     Certification of Benjamin J. Perry

                  31.2     Certification of Patrick O. Rogers

                                   Signatures

                In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WINWIN GAMING, INC.

Date: August 19, 2003                       By: /s/ Benjamin J. Perry
                                                --------------------------------
                                                     Benjamin J. Perry