Form 10QSB
period 2003-09-30
WINWIN GAMING INC
filed 2003-11-14
CIK 897545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                Quarterly Report
                          Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2003
                          Commission File No. 000-30183

                               WINWIN GAMING, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                               84-1219819
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

        2980 South Rainbow Boulevard, Suite 200, Las Vegas, Nevada 89146
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (702) 233-4138
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

               2804 Whispering Wind Drive, Las Vegas, Nevada 89117
--------------------------------------------------------------------------------
          (Former Name or Former Address, if Changed Since Last Report)

      The number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 2003 are as follows:

    Class of Securities                                 Shares Outstanding
-----------------------------                    -------------------------------
Common Stock, $0.01 par value                               25,252,402

Transitional Small Business Disclosure Format (check one):  Yes |_|  No |X|

                      WINWIN GAMING, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                               SEPTEMBER 30, 2003

ITEM 1. FINANCIAL STATEMENTS

                        Assets

Current assets
     Cash in bank                                                   $   445,498
     Indemnification receivable                                         768,500
     Accounts receivable - employees                                     10,590
     Inventory                                                           26,836
                                                                    -----------

           Total current assets                                       1,251,424

Property, plant & equipment                                               7,649
                                                                    -----------

           Total assets                                             $ 1,259,073
                                                                    ===========

        Liabilities & Stockholders' Deficiency

Current liabilities
     Accounts payable and accrued expenses                          $   893,450
     Payable to related entity                                          200,997
     Convertible debentures payable                                     875,000
     Notes payable                                                      237,500
                                                                    -----------

           Total current liabilities                                  2,206,947

Convertible debenture payable                                         5,176,614
                                                                    -----------

           Total liabilities                                          7,383,561

Stockholders' deficiency
     Preferred stock, issuable in series, $1,000 par value,
       10,000,000 authorized shares
       Series A convertible voting preferred stock,
           $1,000 par value, 25,000 shares authorized;
           None issued and outstanding                                       --
       Series B convertible non-voting preferred stock,
           $1,000 par value, 25,000 shares authorized;
           None issued and outstanding                                       --
       Series C convertible non-voting preferred stock,
           $1,000 par value, 25,000 shares authorized;
           None issued and outstanding                                       --
   Common stock, $0.01 par value,
       50,000,000 authorized shares;
       25,252,402 issued and outstanding                                252,524
   Additional paid-in capital                                         1,184,322
   Accumulated deficit from operations                               (2,561,334)
   Other capital deficit account                                     (5,000,000)
                                                                    -----------

           Total stockholders' deficiency                            (6,124,488)
                                                                    -----------

           Total liabilities and stockholders' deficiency           $ 1,259,073
                                                                    ===========

                  The accompanying notes are an integral part
              of the condensed consolidated financial statements.

                      WINWIN GAMING, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                               Three Months    Nine Months     Three Months   Nine Months
                                   Ended           Ended          Ended          Ended
                                September 30,  September 30,   September 30,  September 30,
                                   2003           2003             2002           2002
                                ----------     ----------     ------------     ----------
Net sales                       $    1,400     $    7,415     $         --     $       --

Cost of sales                          573          3,565               --             --
                                ----------     ----------     ------------     ----------

         Gross profit                  827          3,850               --             --

Operating expenses                 193,692        894,487          193,429        279,035
                                ----------     ----------     ------------     ----------

         Net operating loss       (192,865)      (890,637)        (193,429)      (279,035)

  Other income (expenses)
       Cost of acquisition         (70,000)            --               --       (905,820)
     Interest expense              (58,504)      (282,609)          (4,902)        (4,902)
                                ----------     ----------     ------------     ----------

         Net loss               $ (321,369)    $(2,079,066)   $   (198,331)    $ (283,937)
                                ==========     ===========    ============     ==========

Basic and diluted net (loss)
    per weighted average share  $    (0.01)    $    (0.10)    $      (0.01)    $    (0.02)
                                ==========     ===========    ============     ==========

Weighted average number of
    common share used to
    compute net income per
    weighted average share      25,009,057     21,104,948       18,548,541     18,548,541
                                ==========     ===========    ============     ==========

                  The accompanying notes are an integral part
              of the condensed consolidated financial statements.

                       WINWIN GAMING, INC. & SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                     Nine Months      Nine Months
                                                        Ended           Ended
                                                     September 30,   September 30,
                                                         2003            2002
                                                         ----            ----
Net cash used in operating activities                 $(388,142)      $(252,253)
                                                      ---------       ---------

Cash flows from investing activities
     Purchase of equipment                               (3,451)             --
                                                      ---------       ---------

     Net cash used in investing activities               (3,451)             --
                                                      ---------       ---------

Cash flows from financing activities
     Loans                                              176,614         181,375
     Due to related party                                    --          75,000
     Sale of stock                                      660,477              --
                                                      ---------       ---------

     Net cash provided by financing activities          837,091         256,375
                                                      ---------       ---------

Increase in cash and cash equivalents                   445,498           4,122

Cash and cash equivalents - beginning of period              --              --
                                                      ---------       ---------

Cash and cash equivalents - end of period             $ 445,498       $   4,122
                                                      =========       =========

Supplemental disclosures of cash flow information:
      Cash paid during the period for:
          Interest                                    $      --       $      --
                                                      =========       =========

          Income taxes                                $      --       $      --
                                                      =========       =========

Supplemental disclosures of noncash investing and financing activities:

      See footnotes 1 and 7 regarding the stock transactions and the stock exchange agreement and Debenture.

                  The accompanying notes are an integral part
              of the condensed consolidated financial statements.

                       WINWIN GAMING, INC. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Form 8-K/A for the year ended December 31, 2002, that was filed on June 18, 2003.

1.    BUSINESS DESCRIPTION AND ACQUISITION

      WINWIN GAMING, INC.

      WinWin Gaming, Inc. (the "Company") a Delaware corporation, formerly called Junum Incorporated, Eurbid.com, Inc., LS Capital Corporation and Lone Star Casino Corporation, was incorporated on December 30, 1992. The Company, while operating under the name Junum Incorporated, was a technology-based financial services company specializing in providing credit management and related services to consumers and small business. On December 31, 2002, the Company amended its certificate of incorporation to change its name from Junum Incorporated to WinWin Gaming, Inc.

      In September 2002, the Company discontinued all of its financial service operations. Due to a default by the Company on outstanding senior secured debt, the holder of the debt foreclosed on its collateral and the Company was required to transfer all of its operating assets to the holder of the debt. The Company, after the transfer of all its assets and the discontinuance of operations, was then seeking new entities to acquire or with which to merge.

      WINWIN, INC.

      WinWin, Inc., (the "Operating Subsidiary") a Nevada corporation, was incorporated May 10, 2002. The Operating Subsidiary is a lottery and gaming company with international operations. In 2002, the Operating Subsidiary acquired from its principal stockholders various types of licenses from different countries to develop, operate, and market lotteries, land-based casinos, and internet lottery and gaming sites. The Operating Subsidiary offers a complete "turn-key" service providing funding, equipment, training, management, and marketing, for lottery and gaming operations.

      WINWIN ACQUISITION CORP.

      WinWin Acquisition Corp. ("Acquisition Corp."), a Nevada corporation, was incorporated on December 31, 2002. Pursuant to a stock exchange agreement, Acquisition Corp. became a wholly-owned subsidiary of the Company by exchanging 100% of its outstanding common stock for 18,522,853 shares of the Company's common stock. This transaction was effected to facilitate the acquisition of 100% of the Operating Subsidiary.

                  The accompanying notes are an integral part
              of the condensed consolidated financial statements.

                       WINWIN GAMING, INC. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BUSINESS DESCRIPTION AND ACQUISITION (Continued)

      ACQUISITION OF THE OPERATING SUBSIDIARY; THE SHARE EXCHANGE AND $5 MILLION DEBENTURE

      On March 31, 2003, (the "Acquisition Date") the Company and Acquisition Corp. entered into a stock exchange agreement with the Operating Subsidiary. Pursuant to the stock exchange agreement, the Operating Subsidiary became a wholly-owned subsidiary of Acquisition Corp. and an indirect wholly-owned subsidiary of the Company. The acquisition was effected under the stock exchange agreement when the stockholders of Operating Subsidiary exchanged all of the outstanding capital stock of Operating Subsidiary for 18,522,853 shares of the Company's common stock that was then held by Acquisition Corp. There were approximately 26,000 shares of the Company's common stock outstanding and held by other stockholders on the Acquisition Date.

      Since the former stockholders of the Operating Subsidiary owned a majority of the issued and outstanding shares of common stock of the Company after the acquisition, this transaction was accounted for as a recapitalization of the Operating Subsidiary, whereby the Operating Subsidiary is deemed to be the accounting acquirer and has adopted the capital structure of the Company.

      In addition to receiving 18,522,853 shares of the Company's common stock in connection with the acquisition, the former stockholders of the Operating Subsidiary also received a $5 million senior secured debenture (the "Debenture"). The Debenture is due on December 31, 2007, and bears interest at 10% per annum. The Debenture is convertible into Common Stock at the rate of 100% of the average closing price of the Company's common stock for the 20 trading days prior to the conversion, but in no event to exceed 100,000 shares. A holder of the Debenture must give the Company at least 90 days prior notice of conversion. The due date of the Debenture may be accelerated upon an Event of Default. An "Event of Default" occurs if (a) the Company does not make the payment of the principal of this Debenture when the same becomes due and payable at maturity, upon redemption or otherwise, (b) the Company does not make a payment, other than a payment of principal, for a period of five (5) business days thereafter, (c) any of the Company's representations or warranties contained in the Debenture or in the related security agreement were false when made or the Company fails to comply with any of the Company's other agreements in the Debenture and such failure continues for the period and after the notice specified below, (d) the Company's common stock is suspended or delisted from any exchange or the over-the-counter market from trading for in excess of five (5) consecutive trading days, (e) the Company or the Operating Subsidiary, pursuant to or within the meaning of any bankruptcy law: (i) commences a voluntary case; (ii) consents to the entry of an order for relief against it in an involuntary case; (iii) consents to the appointment of a custodian for it or for all or substantially all of its property or (iv) makes a general assignment for the benefit of its creditors or (v) a court of competent jurisdiction enters an order or decree under any Bankruptcy law that: (A) is for relief against the Company in an involuntary case; (B) appoints a custodian of the Company or for all or substantially all of its property or (C) orders the

                       WINWIN GAMING, INC. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BUSINESS DESCRIPTION AND ACQUISITION (Continued)

      ACQUISITION OF THE OPERATING SUBSIDIARY; THE SHARE EXCHANGE AND $5 MILLION DEBENTURE (Continued)

      liquidation of the Company, and the order or decree remains unstayed and in effect for 60 days, (f) the Company's common stock is no longer listed on any recognized exchange including electronic over-the-counter bulletin board, or (g) any creditor of the Company or any of the Company's subsidiaries or affiliates existing prior to the date of the Debenture, seeks to attach the capital stock of the Operating Subsidiary which is part of the collateral that secures performance of the Debenture, or the capital stock of Acquisition Corp., which is also a part of the collateral that secures performance of this Debenture, or any of their respective assets, and the holder determines that there is a reasonable likelihood that such creditor will be successful. In the event of an Event of Default, the holders of the Debenture can foreclose on all of the capital stock of Acquisition Corp. and the Operating Subsidiary essentially reversing the acquisition.

      The assets and liabilities of the Company were deemed to have been acquired by the Operating Subsidiary on the Acquisition Date. All financial information included in this report on Form 10-QSB that is as of a time prior to the Acquisition Date is the financial information of the Operating Subsidiary on a stand alone basis, as if the Operating Subsidiary had been the registrant required to file this report. The financial information from and after the Acquisition Date is that of the Company, the Operating Subsidiary, Acquisition Corp., and other subsidiaries on a consolidated basis.

      A summary of assets and liabilities that, for accounting purposes, were deemed to have been acquired by the Operating Subsidiary from the Company, at the estimated fair market value, as determined by management, as of the Acquisition Date is as follows:

      Total assets                                                $     --
      Total liabilities                                            693,592
                                                                  --------

      Liabilities in excess of assets deemed
          acquired from the Company                               $693,592
                                                                  ========

      This liability of $693,592, as well as other costs associated with the acquisition and subsequent book adjustments to the amount of liabilities deemed acquired by the Operating Subsidiary, were charged to expense under the caption "Cost of acquisition". These costs totaled $905,820 for the nine month period ending September 30, 2003.

      The equity reduction resulting from the issuance of the Debenture liability incurred to the former stockholders of the Operating Subsidiary that was the result of the acquisition is being reported in the stockholders' deficiency section of the balance sheet, under the caption "Other capital deficit account".

                       WINWIN GAMING, INC. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BUSINESS DESCRIPTION AND ACQUISITION (Continued)

      ACQUISITION OF THE OPERATING SUBSIDIARY; THE SHARE EXCHANGE AND $5 MILLION DEBENTURE (Continued)

      The shareholders of the Operating Subsidiary required, as a condition to negotiating the acquisition transaction with the Company and Acquisition Corp., that the Company convert all then outstanding preferred stock into common stock. The prior stock value reported on the Company's balance sheet at December 31, 2002 represented the estimated fair value of the consulting services provided by certain consultants to the Company. These shares were issued on December 31, 2000, in connection with a consulting agreement signed on November 15, 2000. Accordingly, as of April 1, 2003, the Company reached an agreement with the holders of its Series B Preferred Stock pursuant to which the holders exchanged 1,350,000 shares of Series B Preferred Stock for 5,200,000 shares of the Company's common stock, valued by management at approximately $0.25 per share, and warrants to purchase 4,200,000 shares of common stock exercisable at $0.25 per share. The original terms of these warrants were modified pursuant to a settlement agreement, dated October 15, 2003, (refer to note 10). The number of warrants is reduced to 4,000,000 with an exercise price of $0.25 per share. The expiration date of the warrants is June 1, 2007 and the warrants do not become exercisable until certain indemnification obligations specified in the settlement agreement have been satisfied.

      Due to the recapitalization of the Operating Subsidiary, all reference to shares of the Operating Subsidiary's common stock have been restated to reflect the equivalent number of shares of the Company's common stock outstanding at the Acquisition Date. In other words, the 18,522,853 shares of the Operating Subsidiary's outstanding common stock at March 31, 2003 are restated as 18,548,541 shares outstanding of the Company, as shown on the balance sheet. The number of stock purchase warrants issued by the Operating Subsidiary was not restated in note 7, to its equivalent shares, due to the above difference in the equivalent shares of common stock not being material.

      The Company formed a new subsidiary on March 17, 2003 called Lucky Win Win Cambodia, Inc. (the "Cambodian Subsidiary") and began lottery operations in Cambodia on May 15, 2003. The Company entered into a Management Services Agreement, dated May 12, 2003, with Golden Win Win Cambodia, Inc. ("Golden WinWin"), an affiliate of the Company owned and exclusively controlled by Benjamin Perry, a director and the Chief Executive Officer of the Company. Golden WinWin and Mr. Perry hold a renewable and non-transferable license granted by the Kingdom of Cambodia to conduct lotteries and lotto in Cambodia for an initial term of three years, expiring in August 2005. The income from these operations is subject to governmental regulation and reports, and to payments to the National Treasury of Cambodia. Golden WinWin has leased office facilities at Phnom Penh, Cambodia, in anticipation of lottery and lotto operations.

                       WINWIN GAMING, INC. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of the Operating Subsidiary, prior to the acquisition transaction and the Company and its subsidiaries after the acquisition transaction, including some wholly-owned and majority-owned subsidiaries that were inactive and do not have any assets or liabilities. All material intercompany accounts and transactions have been eliminated in consolidation.

      CAPITAL RESOURCES; BUSINESS RISKS; GOING CONCERN ASSUMPTION

      The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At September 30, 2003, current liabilities exceeded current assets by $955,523.

      The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of pre existing liabilities of the Company and existing liabilities and commitments in the normal course of business. At September 30, 2003, the Company had an accumulated deficit of $2,561,334 and total stockholders' deficiency of $6,124,488. The Company also realized net loss of $2,079,066 for the nine months ended September 30, 2003.

      Operations to date have been primarily financed by stockholder debt and equity transactions. As a result, future operations are dependent upon the identification and successful completion of permanent equity financing, the continued support of stockholders and ultimately, the achievement of profitable operations. These financial statements do not include any adjustments related to recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

      The Company has material obligations owed to various investors, debenture holders, note holders, taxing authorities and trade creditors, a significant number of which are past due or otherwise in default. Several of these creditors have filed suit to collect amounts owed to them. Some of the obligations are in dispute or have been restructured and will need to be paid in the future. No assurance can be made that the Company will be successful in repaying or restructuring the obligations, resolving the disputes or managing any litigation that ensues. Failure to successfully satisfy or settle one or more of these obligations would materially impact the Company's financial condition.

                       WINWIN GAMING, INC. & SUBSIDIARIES

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

      USE OF ESTIMATES

      The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      SIGNIFICANT ESTIMATES

      Several areas require management's estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to fair market valuation of the Company's liabilities that were deemed acquired by the Operating Subsidiary in the reverse acquisition, valuation of payroll tax and other contingent liabilities and the valuation of the stock warrants and options issued and outstanding.

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

                       WINWIN GAMING, INC. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid debt investments with a maturity of three months or less as cash equivalents.

      ACCOUNTS RECEIVABLE

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Products are sold to international customers.

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

      Depreciation and amortization are provided for financial reporting primarily on the accelerated and the straight-line methods over the estimated useful lives of the respective assets as follows:

      Estimated
      Useful Lives
      ------------

      Computer equipment                        5 years

      START-UP COSTS

      The Company, in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities", expenses all start-up and organizational costs as they are incurred.

                       WINWIN GAMING, INC. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      EQUITY BASED COMPENSATION

      The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB), "Accounting for Stock Issued to Employees." Under APB No. 25 the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below the market price on the day of grant. Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," prescribes the recognition of compensation expense based on the fair value of options on the grant date, but allows companies to continue applying APB No. 25 if certain pro forma disclosures are made assuming hypothetical fair value method application

      INCOME TAXES

      Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109 "Accounting for Income Taxes" . Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

                       WINWIN GAMING, INC. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.    EQUIPMENT

      Equipment at cost at September 30, 2003 consists of:

      Computer software and equipment                               $9,477

      Less: accumulated depreciation                                 1,828
                                                                    ------

            Total                                                   $7,649
                                                                    ======

      Depreciation expense for the nine months ended September 30, 2003 was $1,828.

5.    INCOME TAXES

      The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes."

      As of September 30, 2003, the Company has available federal net operating loss carryforwards to offset future taxable income. The federal net operating loss carryforwards expire during the years 2020 through 2023.

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

6. INDEMNIFICATION RECEIVABLE, ACCOUNTS PAYABLES, NOTES PAYABLE AND OTHER DEBENTURES PAYABLE

      On the Acquisition Date, the companies completed the reverse acquisition and the Operating Subsidiary is deemed for accounting purposes to have acquired all the outstanding liabilities of the Company, the parent corporation, at fair value (refer to note 1). The fair market value, based on managements' current estimates and preliminary negotiations entered into with the creditors of the Company, was deemed by management to be 30% of the book value of the liabilities recorded, other than the stockholder loan and due to related Company loan recorded, at March 31, 2003. As of the Acquisition Date, the Company did not know whether the past due convertible debentures shown below would be converted into shares of common stock or settled with a cash payment. The following was a summary of the estimated fair value of the Company's various liabilities at the Acquisition Date.

                       WINWIN GAMING, INC. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6. INDEMNIFICATION RECEIVABLE, ACCOUNTS PAYABLES, NOTES PAYABLE AND OTHER DEBENTURES PAYABLE (Continued)

      Accounts payable and accrued liabilities                    $251,910
      11% Convertible Debentures - due September 30, 2002           52,500
      12 % Convertible Debentures - due September 30, 2002         195,000
      10% Convertible Debentures - due March 4, 2003                15,000
      Stockholder loan                                              59,600
      Due to related Company                                        89,582
      Note payable                                                  30,000
                                                                  --------

                  Total                                           $693,592
                                                                  ========

      Subsequent to the Acquisition Date, the Company determined that these liabilities should be written up to their face value (100% of the book value at the Acquisition Date), plus accrued interest. This adjustment increased the Company's liabilities and cost of acquisition expense, reported in the Company's consolidated statement of operations for the period ended September 30, 2003. This increase in the cost of acquisition expense however, was fully offset by an Indemnification obtained from another entity that is held by some of the Company's stockholders, (refer to note 10), which was recorded as an Indemnification Receivable on the consolidated Balance Sheet. The total Indemnification Receivable recorded was $768,500 at September 30, 2003.

      The liabilities of the Operating Subsidiary at September 30, 2003, consisted primarily of unsecured promissory notes payable primarily to stockholders and related entities on demand, with interest payable at an annual interest rate of 12%. The notes payable and accrued interest payable on these notes at September 30, 2003, was $237,500 and $17,813, respectively.

      On April 1, 2003, the Company issued to Arthur Petrie, a shareholder of the Company, a secured subordinated debenture due December 31, 2007 for up to $2,500,000 of financing. The debenture bears interest at ten percent per annum on any outstanding amount thereunder, is convertible at any time by the holder into common stock at a conversion price equal to the average closing price of the Company's common stock for the twenty trading days prior to conversion. The principal balance of the debenture is equal to the amount of cash advanced to the Company by Mr. Petrie from time to time. Mr. Petrie may discontinue advances at any time and is not obligated to make any advance or any additional advances under the debenture. As of September 30, 2003, Mr. Petrie had advanced a total of $176,614 under the debenture.

                       WINWIN GAMING, INC. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.    CAPITAL STOCK TRANSACTIONS

      The total number of shares of capital stock authorized to be issued by the Company is 50,000,000 shares of Common Stock, $.01 par value. Each share of capital stock entitles the holder thereof to one vote at each meeting of the stockholders of the Company.

      During 2002, the Operating Subsidiary issued at various dates, 2,662,500 stock purchase warrants to investors and consultants that remain outstanding, with five year terms to purchase additional shares of common stock, at exercise prices of $.25 and $0.50 per share. The obligations under these warrants were automatically assumed by the Company, and the warrants were automatically converted into warrants to purchase the same number of shares of the Company's common stock, at the same exercise price, under the terms of the warrants and of the Stock Exchange Agreement among the Operating Subsidiary, the Company and Acquisition Corp.

      In connection with the acquisition discussed in Note 1, during 2003 the Operating Subsidiary issued 787,500 stock purchase warrants that remain outstanding, to certain investors, consultants and advisors to the Company. Each warrant is convertible into one share of the Company's common stock at an exercise price of $0.50 per share. These warrants expire 5 years from the dates of issuances. The estimated fair market value for each warrant is $1.00.

      In connection with raising $500,000 through a private placement of 667,000 shares of its common stock ($0.75/share) under Regulation D of the Securities Act, the Company issued 667,000 stock purchase warrants. Each warrant is convertible into one share of the Company's Common Stock at an exercise price of $0.75 per share. These stock warrants expire 5 years from the date of issuance.

      During the three months ended September 30, 2003, the Company converted $237,500 of promissory notes payable and $20,046 of accrued interest into 515,092 shares of common stock at $0.50 per share.

8.    LEGAL PROCEEDINGS

      The Company and its subsidiaries are defendants in various lawsuits. The Company is contesting these actions but is unable to predict their ultimate outcome. Included in the balance sheet at September 30, 2003, under the caption accounts payable and accrued expenses, are management's estimates of the required reserves for such claims, which total $200,000. The Company believes it is unlikely it will be required to make payments in excess of this amount.

      A former Chief Executive Officer, President and director, who was the largest stockholder of the Company prior to March 31, 2003, has filed several civil actions against the Company and others in the Superior Court of the State of California for the County of Los Angeles (Central District), and in the County of Orange, California. The complaints allege a breach of an employment contract, breach of fiduciary duty, breach of contract, breach of covenant of good faith and fair dealing, breach of a

                       WINWIN GAMING, INC. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.    LEGAL PROCEEDINGS (Continued)

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

      In the event that the Company is unsuccessful in defending its pending litigation, or is unsuccessful in resolving and settling these cases for the amounts it presently anticipates, the Company would likely be forced to discontinue its operation or may file for bankruptcy protection. A filing for bankruptcy protection is an Event of Default under the Debenture and could result in the loss of the Company's ownership of Acquisition Corp. and the Operating Subsidiary.

9.    OTHER COMMITMENTS AND CONTINGENCIES

      At December 31, 2002, the Company sold its subsidiary Junum.com, Inc., which had payroll tax and other liabilities totaling approximately $2 million. The Company may be held liable for some or all of those liabilities.

10.   SUBSEQUENT EVENT / INDEMNIFICATION AGREEMENT

      On October 15, 2003, the Company entered into a comprehensive settlement and mutual release agreement with former holders of the Company's warrants, who received those warrants upon the conversion of preferred stock that was previously held by them, and some of the Company's prior service providers (collectively, the "Settling Parties"). Pursuant to the agreement, certain of the Settling Parties agreed to invest 33% of the proceeds received by them upon any sale of 4,000,000 shares of common stock owned by the Settling Parties in a new series of the Company's preferred stock at a purchase price per share of $1.00. The preferred stock issuable by us upon receipt of these proceeds will be a new series of preferred stock that the Company will create, which will be convertible into the Company's common stock on a one-for-one basis. This series of preferred stock will have a mandatory conversion feature providing the Company with the option to cause the holders of the preferred stock to convert the stock into common stock if during any twelve month period the Company achieves revenues of at least $2,000,000. In addition, the holders of the preferred stock would be able to force the Company to redeem the stock at a price equal to the original purchase price on the tenth anniversary of the date of issuance of the stock or sooner if there is a foreclosure on the Debenture. To date, no shares of this new series of preferred stock have been issued.

                       WINWIN GAMING, INC. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.   SUBSEQUENT EVENT / INDEMNIFICATION AGREEMENT (Continued)

      Also, pursuant to the settlement agreement, one of the Settling Parties provides the Company with indemnification for up to $768,500 in damages from claims asserted against the Company by any third party arising from any action or failure to act or any circumstance or fact existing or arising on or prior to March 31, 2003. The Settling Party must also use commercially reasonable efforts to promptly resolve all outstanding claims subject to the above cap amount.

      The settlement agreement also provides for mutual releases of claims that each of the parties and their affiliates have against the other parties, including releases for unknown and contingent claims.

                           FORWARD-LOOKING STATEMENTS

      This report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: the risk factors described below under "Item 2. Management's Discussion and Analysis or Plan of Operation - Risk Factors that May Affect Future Operating Results," our potential inability to raise additional capital, our potential inability to obtain licenses to develop lottery programs in our target markets or to exploit the licenses currently held by us, our potential inability to compete with other lottery companies that may be more experienced and better capitalized than us, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to the legal systems in our target markets, including, China's legal system and economic, political and social events in China and other target markets, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

ITEM 2. PLAN OF OPERATION.

      The following discussion of our financial condition and results of operations should be read in connection with our consolidated financial statements and the notes thereto appearing above.

Background

      Our corporate name is WinWin Gaming, Inc. We were incorporated on December 30, 1992 in Delaware. Since inception, we have operated under the following names: Lone Star Casino Corporation, LS Capital Corporation, Eurbid.com, Inc. and Junum Incorporated. We currently operate under the name WinWin Gaming, Inc. and through our indirect, wholly-owned subsidiary, WinWin, Inc.

      From our inception and until 1997, we were involved exclusively in the gaming industry and we were specifically engaged in the business of developing, owning and operating casinos and related resort facilities. During 1997, we dramatically changed our business plan and began to focus our efforts on developing precious metals mining prospects. We then organized a number of wholly-owned or partially-owned precious metals/mining subsidiaries that held rights in mining claims or properties believed to contain precious metals or in mineral extraction technologies. In February 1999, primarily due to the unavailability of capital to develop our technologies further, we decided to discontinue our mineral activities and related operations. We allowed our mineral interests to lapse and disposed of all related assets. During the period from February 1999 through December 31, 2000 we had only limited operations consisting primarily of searching for viable acquisition targets. Thereafter, under the name Junum Incorporated, we became a technology-based financial services company that specialized in providing credit management and related services via the internet primarily to individual customers.

      In September 2002, while operating under the name Junum Incorporated, our secured lender foreclosed on substantially all of our operating assets because of our default on the repayment of our obligations to the secured lender. As a result, we discontinued all of our operations, and we continue to have substantial remaining unpaid unsecured debts and other liabilities, including but not limited to, pending and threatened litigation and unpaid tax obligations.

      In December 2002, we sold our wholly-owned subsidiary, Junum.com, Inc. to a creditor in exchange for the forgiveness of approximately $300,000 in debt. At the time, Junum.com, Inc. had substantially no assets, and approximately $2,000,000 of liabilities, and Junum.com had discontinued all operations.

      Effective December 31, 2002, we changed our name to WinWin Gaming, Inc., and formed WinWin Acquisition Corp. and capitalized WinWin Acquisition Corp. with 22,512,000 shares of our common stock, which WinWin Acquisition Corp. then used to acquire 100% of the capital stock of WinWin, Inc., a Nevada corporation. In addition to the 22,512,000 shares, the former stockholders of WinWin, Inc. also received a $5,000,000 senior secured debenture, secured by 100% of the stock of both WinWin Acquisition Corp. and WinWin, Inc. However, due to the failure of a closing condition, these acquisitions of WinWin Acquisition Corp. and WinWin, Inc. were rescinded and renegotiated effective March 31, 2002, and an amended and restated stock exchange agreement was consummated on substantially similar terms and conditions, except that the total number of shares of the Company's Common Stock issued for the acquisitions was reduced from 22,512,000 shares to 18,522,853 shares.

      The senior secured debenture issued in connection with the acquisition by WinWin Acquisition Corp. of WinWin, Inc. is due on December 31, 2007, and bears interest at 10% per annum. The debenture is convertible into Common Stock at the rate of 100% of the average closing price of our common stock for the 20 trading days prior to conversion, but in no event to exceed 100,000 shares. A holder of the secured debenture must give us at least 90 days prior notice of conversion. The due date of the senior secured debenture may be accelerated upon an Event of Default. An "Event of Default" occurs if (a) we do not make the payment of the principal of this debenture when the same becomes due and payable at maturity, upon redemption or otherwise, (b) we do not make a payment, other than a payment of principal, for a period of five (5) business days thereafter, (c) any of our representations or warranties contained in the debenture or in the related security agreement were false when made or we fail to comply with any of our other agreements in the debenture and such failure continues for the period and after the notice specified below, (d) our common stock is suspended or delisted from any exchange or the over-the-counter market from trading for in excess of five (5) consecutive trading days, (e) we or our subsidiary, WinWin, Inc., pursuant to or within the meaning of any bankruptcy law: (i) commences a voluntary case; (ii) consents to the entry of an order for relief against it in an involuntary case; (iii) consents to the appointment of a custodian for it or for all or substantially all of its property or (iv) makes a general assignment for the benefit of its creditors or (v) a court of competent jurisdiction enters an order or decree under any Bankruptcy law that: (A) is for relief against us in an involuntary case; (B) appoints a custodian of us or for all or substantially all of its property or (C) orders the liquidation of the us, and the order or decree remains unstayed and in effect for 60 days, (f) our common stock is no longer listed on any recognized exchange including electronic over-the-counter bulletin board, or (g) any creditor of our or any of our subsidiaries or affiliates existing prior to the date of the debenture, seeks to attach the capital stock of WinWin, Inc. which is part of the collateral that secures performance of the debenture, or the capital stock of WinWin Acquisition Corp., which is also a part of the collateral that secures performance of this debenture, or any of their respective assets, and the holder determines that there is a reasonable likelihood that such creditor will be successful. In the event of an Event of Default, the holders of the debenture can foreclose on all of the capital stock of WinWin Acquisition Corp. and WinWin, Inc. essentially reversing the acquisition.

      On April 1, 2003, we issued 5,200,000 shares of Common Stock and issued warrants to purchase 4,200,000 shares of Common Stock at an exercise price of $0.25 per share (post-split) that expire on April 1, 2008, to the former holders of its Series B Preferred Stock, and all of the shares of our Series B Preferred Stock were cancelled. On October 15, 2003 the warrants mentioned above were cancelled pursuant to the terms of a comprehensive settlement agreement with the six warrantholders and some of our service providers. Pursuant to the settlement agreement, however, we issued 4,000,000 new warrants to three designees of the former warrantholders. These new warrants also have an exercise price of $0.25 per share and expire on June 1, 2007. The new warrants do not have a cashless exercise feature and the old warrants did have such a feature. See "Part I, Item
2. Plan of Operation - Recent Developments" for more information regarding this settlement agreement.

Summary of Current and Planned Operations

      Through our subsidiary, WinWin, Inc., we are developing lotteries in various countries around the world. Our corporate mission is to operate our lotteries in a way that benefits all parties involved, including the national governments, the citizens of each country and us. A portion of the proceeds from games are intended to fund important charitable and humanitarian programs, such as education, hospitals, international and local charitable organizations.

      We have begun national lottery operations in Cambodia and we plan to roll out lottery operations in China and Puerto Rico in 2004. China is arguably the single most lucrative lottery market in the world with a population base of over
1.4 billion. As mentioned above, we commenced operations in Cambodia and will further extend our Southeast Asian operations into China and potentially other regional locations in the future. We plan to use our Puerto Rico operations as a base to branch out into other Central and South American markets in the future. In addition, as operations in China and Cambodia mature, we plan to roll-out lottery programs in additional countries in which we and our affiliates have been offered licenses or management agreements.

      To support our international expansion, we plan to offer a complete menu of lottery, bingo and casino games. In conjunction with third-party partners and/or software companies, we plan to provide instant games that can be implemented almost immediately as well as state-of-the-art Internet and Intranet technology based games that would enable us to link video lottery, gaming and bingo terminals nationwide. Also, via the Internet, we expect to be able to eventually link countries around the globe to create the world's first multi-national super jackpot.

      We plan to establish and operate both land-based and Internet casinos. In addition, in association with leading lottery game show producers, we expect to provide live, weekly- televised lottery game shows that increase sales, build brand and corporate awareness and expand the market. We plan to use state-of-the-art technology to prevent access to our lottery and other gaming related operations from jurisdictions where such activity would not be legal, such as the United States. We will not accept any business, including online gaming, lotteries or other games, from any person within the United States.

      To date, we only have lottery operations in Cambodia. Our subsidiary entered into a

Management Services Agreement on May 12, 2003 with Golden WinWin Cambodia, Inc. ("Golden WinWin"), a company owned by Benjamin Perry, one of our directors and our Chief Executive Officer. Golden WinWin and Mr. Perry hold a renewable and non-transferable license granted by the Kingdom of Cambodia to conduct lotteries and lotto in Cambodia for an initial term of three years, expiring in August 2005. The income from these operations over the three year term of the license and any subsequent renewal period is subject to governmental regulation and reports, and to payments to the National Treasury of Cambodia, as follows:

      1st year to 5th year                                             10%
      6th year to 10th year                                            12%
      11th year to 15th year                                           13%
      16th year to 25th year                                           15%

      We agreed to manage the lottery operations licensed to Golden WinWin and Mr. Perry in Cambodia under the terms of the management services agreement as an independent contractor. In consideration of our services, we will be entitled to 51% of the net profits, and to be reimbursed for our start-up costs. The initial term of the management services agreement is for one year, and is automatically renewable each year unless 30 days' prior notice of termination is provided by either party to the management services agreement. Golden WinWin has leased office facilities in Phnom Penh, Cambodia, in connection with those lottery and lotto operations. We began lottery operations in Cambodia on May 15, 2003. We have not derived any significant revenue from our Cambodian operations to date.

Recent Developments

      On October 15, 2003, we entered into a comprehensive settlement and mutual release agreement with former holders of our warrants, who received those warrants upon the conversion of preferred stock that was previously held by them, and some of our prior service providers (collectively, the "Settling Parties"). Pursuant to the agreement, certain of the Settling Parties agreed to invest 33% of the proceeds received by them upon any sale of 4,000,000 shares of common stock owned by the Settling Parties in a new series of our preferred stock at a purchase price per share of $1.00. The preferred stock issuable by us upon receipt of these proceeds will be a new series of preferred stock that we will create, which will be convertible into our common stock on a one-for-one basis. This series of preferred stock will have a mandatory conversion feature providing us with the option to cause the holders of the preferred stock to convert the stock into common stock if during any twelve month period we achieve revenues of at least $2,000,000. In addition, the holders of the preferred stock would be able to force us to redeem the stock at a price equal to the original purchase price on the tenth anniversary of the date of issuance of the stock or sooner if there is a foreclosure on our outstanding $5,000,000 debenture that was issued in connection with our acquisition of WinWin, Inc. To date, no shares of this new series of preferred stock have been issued.

      Also, pursuant to the settlement agreement, one of the Settling Parties provides us with indemnification for up to $768,500 in damages from claims asserted against us by any third party arising from any action or failure to act or any circumstance or fact existing or arising on or prior to March 31, 2003. The Settling Party must also use commercially reasonable efforts to promptly resolve all outstanding claims subject to the above cap amount.

      The settlement agreement also provides for mutual releases of claims that each of the parties and their affiliates have against the other parties, including releases for unknown and contingent claims.

      On October 8, 2003, our subsidiary, WinWin, Inc., entered into an agreement with Sande Stewart Television, Inc. Pursuant to the agreement, Sande Stewart Television agreed to develop and produce a 10 to 15 minute pilot for a weekly lottery television game show. The pilot would be produced in consultation with us and solely for the purpose of obtaining regulatory approval and as a demonstration for potential business partners and investors. We intend to develop the pilot into a weekly lottery television game show in select provinces in China and in other countries outside of North America. Sande Stewart Television will only begin to produce the pilot once we deposit the mutually agreed upon amount of funds into a segregated production account and pay Sande Stewart Television a $5,000 fee. After we receive the pilot, we will have an exclusive 12 month option to require Sande Stewart Television to produce a minimum of 26 episodes and a maximum of 52 episodes of the show. If we exercise this option, Sande Stewart Television would begin to produce the episodes after both parties agree upon a production budget and delivery schedule. In addition to the amounts that would be payable by us as set forth in the budget, we would be required to pay a $10,000 ($20,000 if the show becomes a national show) licensing fee for each episode of the show, with a portion of that fee payable in our stock at Sande Stewart Television's option. Sande Stewart Television would be the exclusive owner of all intellectual property rights in the show, but would grant us a license to broadcast the show an unlimited number of times in China and other Asian countries subject to the payment by us of the foregoing license fee.

Results of Operations

Third Quarter 2003 - During the third fiscal quarter ended September 30, 2003, we incurred a net loss of $321,369. Expenses in the quarter related primarily to professional fees and business development and public relations expenses.

Third Quarter 2002 - During the third fiscal quarter ended September 30, 2002, we incurred a net loss of $198,331. Expenses in the quarter related primarily to professional fees and business development and public relations expenses.

Liquidity and Capital Resources

      We had $445,498 in cash, cash equivalents and short-term investments as of September 30, 2003. As of such date we also had total assets of $1,259,073. Since inception, we have accumulated a deficit (net loss) of $2,561,334.

      Over the next twelve months we expect that we will need $400,000 to fund our current operations at a very minimal level without making any significant capital expenditures. Our existing current assets are sufficient to fund our current or planned operations for the next 12 months. We will require additional capital, however, in order to expand our operations and fully implement our business plan.

      Our financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization and satisfaction of our pre existing liabilities and existing liabilities and commitments in the normal course of business.

      Operations to date have been primarily financed by stockholder debt and equity transactions. As a result, our future operations are dependent upon the identification and successful completion of permanent equity financing, the continued support of shareholders and ultimately, the achievement of profitable operations. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

      We have material obligations owed to various investors, debenture holders, note holders, taxing authorities and trade creditors, a significant number of which are past due or otherwise in default. Several of these creditors have filed suit to collect amounts owed to them. Some of the obligations are in dispute or have been restructured and will need to be paid in the future. No assurance can be made that we will be successful in repaying or restructuring these obligations, resolving these disputes or managing any litigation that ensues. Our failure to successfully satisfy or settle one or more of these obligations would materially impact our financial condition and could result in our liquidation or bankruptcy.

Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following: recognition of fair market value of liabilities that for accounting purposes were deemed acquired by WinWin, Inc. from WinWin Gaming, Inc., accounting for expenses in connection with stock options and warrants; and valuation of payroll tax and other contingent liabilities. Management relies on historical experience and on other assumptions believed to be reasonable under the circumstances in making its judgment and estimates. Actual results could differ materially from those estimates.

      The consolidated financial statements include the accounts of WinWin, Inc., prior to the business combination with WinWin Gaming Inc. and its subsidiaries, including some wholly-owned and majority-owned subsidiaries that were inactive and do not have any assets or liabilities.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Risk Factors That May Affect Future Operating Results

      You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

      If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment.

Our business is difficult to evaluate because we have a limited operating history.

      We have a limited operating history. You must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, particularly those involved in the lottery and gaming industries. We expect our operating expenses to increase significantly, especially in the areas of development, marketing and promotion.

We have suffered losses since our formation and we anticipate that we will lose money in the foreseeable future. Accordingly, we may not be able to achieve profitable operations.

      Our losses from the inception of WinWin Inc. through September 30, 2003 are $2,561,334. We expect to encounter difficulties as an early stage company in the rapidly evolving lottery and gaming markets. We expect to incur significant operating and capital expenditures and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to achieve and maintain profitability. We may not be able to achieve profitable operations.

If our major creditor forecloses on a debenture that we issued, then we will lose all of our operations.

      In connection with our acquisition of WinWin, Inc., we issued a $5,000,000 secured debenture that is due on December 31, 2007, and bears interest at 10% per annum. Benjamin Perry and Patrick Rogers, our Chief Executive Officer and our President, respectively, are the holders of the Debenture, which they hold on behalf of themselves and their affiliates. The due date of the debenture may be accelerated upon the occurrence of specified events of default, including (a) the breach of any of our representations or warranties contained in the debenture or in the related security agreement, (b) if our common stock is suspended or delisted from any exchange or the over-the-counter market from trading for in excess of five (5) consecutive trading days, (c) we or our subsidiary become bankrupt or a similar event or (d) any creditor of our or any of our subsidiaries or affiliates existing prior to the date of the debenture, seeks to attach the capital stock of our subsidiary WinWin, Inc. which is part of the collateral that secures performance of the debenture, or the capital stock of WinWin Acquisition Corp., which is also a part of the collateral that secures performance of this debenture, or any of their respective assets, and the holder of the debenture determines that there is a reasonable likelihood that such creditor will be successful. If an event of default occurs and the holder of the debenture forecloses, then all of the capital stock of WinWin Acquisition Corp. and WinWin, Inc. will be given to the holder of the debenture and we will lose all of our operations and your stock would be essentially worthless.

Our license to conduct lottery operations in Cambodia is held by an affiliate of our Chief Executive Officer and we are significantly reliant on such affiliate to continue our operations in Cambodia.

      Through our subsidiary we entered into a management services agreement with Golden WinWin, a company owned by Benjamin Perry, one of our directors and our Chief Executive Officer. Golden WinWin and Mr. Perry hold a renewable and non-transferrable license granted by the Kingdom of Cambodia to conduct lotteries and lotto in Cambodia and we are currently operating our lottery operations in Cambodia pursuant to this license. Since we do not directly hold this license, we are dependent upon Mr. Perry and Golden WinWin to maintain the license and their failure to do so could result in the loss of the license and have a material adverse effect on our business and financial condition.

We have significant liabilities resulting from predecessor business operations that could have a material adverse effect on us.

      We are potentially responsible for the significant liabilities that we incurred as we operated businesses other than our current lottery and gaming business. We believe that these potential liabilities could amount to in excess of approximately $2,500,000 in the aggregate. If we are unable to resolve these liabilities, then we may become bankrupt. Also, as a result of these liabilities, we may lose our ownership interest in WinWin, Inc. because these liabilities could ultimately trigger a foreclosure under our outstanding senior secured debenture.

      Also, as the result of our predecessor businesses we are involved in several litigations, many of which are material to us. If we are not successful in resolving these disputes, they will have a material adverse effect on our business.

We will need substantial additional funds in order to implement our business initiatives.

      The amounts and timing of our expenditures will depend primarily on our ability to raise additional capital. We currently plan on developing lottery operations over the next three to six months in China and Puerto Rico and further enhance our current lottery operations in Cambodia. We do not currently have enough capital to fully implement these initiatives and may need to scale back our strategic plans with respect to these initiatives if we cannot raise sufficient additional capital.

      We may seek to satisfy our future funding requirements through new offerings of securities, with collaborative or other strategic alliances or arrangements with corporate partners or from other sources, including additional loans from our controlling stockholders. Additional financing may not be available when needed or on terms acceptable to us. Unavailability of financing may require us to delay, scale back or eliminate some or all of our marketing and development programs. To the extent we raise additional capital by issuing equity securities, your ownership interest would be diluted.

We face extensive regulation from gaming and other government authorities.

      The lottery and gaming industry is a highly regulated industry and is subject to numerous statutes, rules and regulations administered by the gaming commissions or similar regulatory authorities of each jurisdiction that we operate. Generally, companies that seek to introduce gaming products or concepts into such jurisdictions may be required to submit applications relating to their activities or products (including detailed background information concerning controlling persons within their organization), which are then reviewed for approval. In this regard, we may incur significant expenses in seeking to obtain licenses for our lottery and gaming products and concepts, and no assurance can be given that our games and products will be approved in any particular jurisdiction. The failure to obtain such approval in any jurisdiction in which we may seek to introduce our products or concepts could have a material adverse effect on our business. In addition, any change to the applicable statutes, rules and regulations that restricts or prevents our ability to operate could have an adverse effect on us.

Our operations are subject to intense competition.

      There are many companies with substantially more resources than we have that are seeking to develop lotteries in our target markets. Most of our potential competitors have substantially greater capital, marketing and development capabilities and human resources than we have and will likely represent significant competition for us. The foregoing conditions create a rigorous competitive climate for us and increase the risk that we fail to obtain licenses in jurisdictions where we plan to operate lotteries or we are unable to compete successfully with other potential lottery and gaming companies in our target markets.

Our largest target market is in China and there are several significant risks relating to conducting operations in China.

      Our largest target market is in China. Therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political and social events in China.

Governmental policies in China could impact our business.

      Since 1978, China's government has been and is expected to continue reforming its economic and political systems. These reforms have resulted in and are expected to continue to result in significant economic and social development in China. Many of the reforms are unprecedented or experimental and may be subject to change or readjustment due to a number of political, economic and social factors. We believe that the basic principles underlying the political and economic reforms will continue to be implemented and provide the framework for China's political and economic system. New reforms or the readjustment of previously implemented reforms could have a significant negative effect on our operations. Changes in China's political, economic and social conditions and governmental policies which could have a substantial impact on our business include:

* new laws and regulations or new interpretations of those laws and regulations;
*     the introduction of measures to control inflation or stimulate growth;
*     changes in the rate or method of taxation;
* the imposition of additional restrictions on currency conversion and remittances abroad;
and
* any actions which limit our ability to conduct lottery operations in China.

Economic policies in China could negatively impact our business.

      The economy of China differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development in various respects, such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position. In the past, the economy of China has been primarily a planned economy subject to one and five-year state plans adopted by central government authorities and largely implemented by provincial and local authorities. These plans set production and development targets.

      Since 1978, increasing emphasis had been placed on decentralization and the utilization of market forces in the development of China's economy. Economic reform measures adopted by China's government may be inconsistent or ineffectual, and we may not in all cases be able to capitalize on any reforms. Further, these measures may be adjusted or modified in ways that could result in economic liberalization measures that are inconsistent from time to time, from industry to industry or across different regions of the country. China's economy has experienced significant growth in the past decade. This growth, however, has been accompanied by imbalances in China's economy and has resulted in significant fluctuations in general price levels, including periods of inflation. China's government has implemented policies from time to time to increase or restrain the rate of economic growth, control periods of inflation or otherwise regulate economic expansion. While we may be able to benefit from the effects of some of these policies, these policies and other measures taken by China's government to regulate the economy could also have a significant negative impact on economic conditions in China with a resulting negative impact on our business.

China's entry into the WTO creates uncertainty.

      China formally became the 143rd member of the World Trade Organization
(WTO), the multilateral trade body, on December 11, 2001. Entry into the WTO will require China to further reduce tariffs and eliminate other trade restrictions. While China's entry into the WTO and the related relaxation of trade restrictions may lead to increased foreign investment, it may also lead to increased competition in China's markets from international companies. The impact of China's entry into the WTO on China's economy and our business is uncertain.

Uncertainty relating to China's legal system could negatively affect us.

      China has a civil law legal system. Decided court cases do not have binding legal effect on future decisions. Since 1979, many new laws and regulations covering general economic matters have been promulgated in China. Despite this activity to develop the legal system, China's system of laws is not yet complete. Even where adequate law exists in China, enforcement of contracts based on existing law may be uncertain and sporadic and it may be difficult to obtain swift and equitable enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction. The relative inexperience of China's judiciary in many cases creates additional uncertainty as to the outcome of any litigation. Further, interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes.

You will likely suffer significant dilution. We do not intend to pay any dividends for the foreseeable future.

      We will likely need to issue additional shares of our capital stock in the future in order to raise capital to fulfill our business plans and initiatives. Upon the issuance of these shares you will experience dilution in the net tangible book value of your common stock. We have never paid dividends and do not intend to pay any dividends in the foreseeable future.

A limited public market exists for the trading of our securities.

      Our common stock is quoted on the NASD Over-the-Counter Bulletin Board. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This lack of information limits the liquidity of our common stock, and likely will have an adverse effect on the market price of our common stock and on our ability to raise additional capital.

Our stock is a penny stock and there are significant risks related to buying and owning penny stocks.

      Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that sell non-Nasdaq listed securities except in transactions exempted by the rule, including transactions meeting the requirements of Rule 506 of Regulation D under the Securities Act and transactions in which the purchaser is an institutional accredited investor (as defined) or an established customer (as defined) of the broker or dealer. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell our securities and may adversely affect your ability to sell any of the securities you own.

      The Securities and Exchange Commission regulations define a "penny stock" to be any non-Nasdaq equity security that has a market price (as defined in the regulations) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to some exceptions. For any transaction by a broker-dealer involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Our market liquidity could be severely adversely affected by these rules on penny stocks.

ITEM 3. CONTROLS AND PROCEDURES

      Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out under the supervision and with the participation of our management, including Benjamin Perry, our Chief Executive Officer and Patrick Rogers, our President and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, management concluded that as of September 30, 2003, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

      There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      David B. Coulter, our former Chief Executive Officer, President, director and controlling stockholder has filed several civil actions against us and others in the Superior Court of the State of California for the County of Los Angeles (Central District), and in the County of Orange, California. The complaints allege a breach of an employment contract, breach of fiduciary duty, breach of contract, breach of covenant of good faith and fair dealing, breach of a promissory note, intentional interference with prospective business and economic advantage, negligent interference with prospective business and economic advantage and conversion, and seek damages in excess of $3,000,000 and other relief. Management believes these claims are without merit, and we are vigorously contesting these civil actions. We have filed counter-claims against Mr. Coulter for fraud and misappropriation of corporate assets, and we are seeking damages in excess of $15 million.

      We have material obligations to various investors, consultants, debenture holders, note holders, taxing authorities and trade creditors, a significant number of which are past due or otherwise in default. Several of these creditors have filed suit to collect amounts owed to them. Some of the obligations are in dispute or have been restructured and will need to be paid in the future. No assurance can be made that we will be successful in repaying or restructuring these obligations, resolving these disputes or managing any litigation that ensues. Failure to successfully satisfy or settle one or more of these obligations would materially impact our financial condition, and could lead to a default under our senior secured debentures and the foreclosure by the holders of the debentures on all of our assets.

      On October 9, 2003 we entered into a General Release and Settlement Agreement with KNG Consulting, LLC and Katherine G. Greenberg. This settlement agreement settles the arbitration proceeding initially brought against us before the American Arbitration Association in Los Angeles, California (Proceeding No. 1220029918). Pursuant to the settlement agreement KNG and Ms. Greenberg give us and our affiliates a release of all claims that they may have against us, including unknown claims and we similarly give KNG, Ms. Greenberg and their respective affiliates a release of all claims, including unknown claims. In consideration of the release, we paid KNG and Ms. Greenberg $25,000, in the aggregate, and agree to indemnify them against certain liabilities arising from services provided to us.

      If we are unsuccessful in defending our pending litigation, or if we are unsuccessful in resolving and settling our substantial outstanding debt, we would likely be forced to discontinue our operations or may file for bankruptcy protection.

ITEM 2. CHANGES IN SECURITIES

      During the three months ended June 30, 2003, the Company issued 5,200,000 shares of Common Stock, and 4,000,000 warrants, in connection with the conversion of all of the Company's Series B Preferred Stock effective April 1, 2003, in reliance upon Section 4(2) of the Securities Act of 1933 to six accredited investors. On October 15, 2003 the warrants mentioned above were cancelled pursuant to the terms of a comprehensive settlement agreement with the six warrantholders and some of our service providers. Pursuant to the settlement agreement, however, we issued 4,000,000 new warrants to three designees of the former warrantholders. These new warrants also have an exercise price of $0.25 per share and expire on June 1, 2007. The new warrants do not have a cashless exercise feature and the old warrants did have such a feature. See "Part I, Item
2. Plan of Operation - Recent Developments" for more information regarding this settlement agreement. The 4,000,000 warrants were issued in a private transaction that did not involve a public offering in reliance upon Section 4(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

4     Form of Warrant issued in connection with settlement agreement.

10 Agreement, dated October 8, 2003, between WinWin, Inc. and Sande Stewart Television, Inc.

31.1 Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WINWIN GAMING, INC.


Date: November 13, 2003                     By: /s/ Patrick O. Rogers
                                               ---------------------------------
                                               Patrick O. Rogers
                                               President, Treasurer, Secretary,
                                               and principal financial and
                                               accounting officer

                                  EXHIBIT INDEX

Exhibit
No.      Description
---      -----------

4        Form of Warrant issued in connection with settlement agreement.

10 Agreement, dated October 8, 2003, between WinWin, Inc. and Sande Stewart Television, Inc.

31.1 Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.