Form 10KSB
period 2003-12-31
WINWIN GAMING INC
filed 2004-04-14
CIK 897545

-------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended in December 31, 2003      Commission File No.: 0-30611

                               WINWIN GAMING, INC.
               ---------------------------------------------------
                     (Name of small business in its charter)

                DELAWARE                                84-1300072
                --------                                ----------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

      2980 South Rainbow Boulevard
               Suite 200 K
         Las Vegas, Nevada 89146                      (702) 233-4138
         -----------------------                      --------------
(Address of principal executive offices)       (Issuer's telephone number)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:  NONE

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

YES      X        NO
      -------         --------

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

YES               NO      X
      -------         --------

State issuer's revenues for its most recent fiscal year: $7,415

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of April 5, 2004:

      Common stock, $.01 par value: $7,185,579

The number of shares of the registrant's common stock outstanding as of April 5, 2004: 32,631,401 shares.

                       INDEX TO FORM 10-KSB ANNUAL REPORT

                                                                            Page
                                                                            ----
PART I

Item 1.    Description of Business.........................................  3

Item 2.    Description of Property......................................... 10

Item 3.    Legal Proceedings............................................... 10

Item 4.    Submission of Matters to a Vote of Security Holders............. 11

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters........ 11

Item 6.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................. 13

Item 7.    Financial Statements............................................ 20

Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................. 20

Item 8A    Controls and Procedures......................................... 20

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act............... 20

Item 10.   Executive Compensation.......................................... 22

Item 11.   Security Ownership of Certain Beneficial Owners and Management.. 26

Item 12.   Certain Relationships and Related Transactions.................. 27

Item 13.   Exhibits and Reports on Form 8-K................................ 28

Item 14.   Principal Accountant Fees and Services.......................... 31

Signatures ................................................................ 33

Financial Statements ..................................................... F-1

                           FORWARD-LOOKING STATEMENTS

      This report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: the risk factors described below under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Operating Results," our potential inability to raise additional capital, our potential inability to obtain licenses to develop lottery programs in our target markets or to exploit the licenses currently held by us, our potential inability to compete with other lottery companies that may be more experienced and better capitalized than us, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to the legal systems in our target markets, including, China's legal system and economic, political and social events in China and other target markets, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

HISTORY AND BACKGROUND

      Our corporate name is WinWin Gaming, Inc. We were incorporated on December 30, 1992 in Delaware. Since inception, we have operated under the following names: Lone Star Casino Corporation, LS Capital Corporation, Eurbid.com, Inc. and Junum Incorporated. We currently operate under the name WinWin Gaming, Inc. and through our indirect, wholly-owned subsidiary, WinWin, Inc. Our executive offices are located at 2980 South Rainbow Boulevard, Suite 200 K, Las Vegas, Nevada 89146. Our telephone number is (702) 233-4138.

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

      In September 2002, while operating under the name Junum Incorporated, our secured lender foreclosed on substantially all of our operating assets because of our default on the repayment of our obligations to the secured lender. As a result, we discontinued all of our operations.

      In December 2002, we sold our wholly-owned subsidiary, Junum.com, Inc. to a creditor in exchange for the forgiveness of approximately $300,000 in debt. At the time, Junum.com, Inc. had substantially no assets, and approximately $2,000,000 of liabilities, and Junum.com had discontinued all operations.

      Effective December 31, 2002, we changed our name to WinWin Gaming, Inc., and formed WinWin Acquisition Corp. and capitalized WinWin Acquisition Corp. with 22,512,000 shares of our common stock, which WinWin Acquisition Corp. then used to acquire 100% of the capital stock of WinWin, Inc., a Nevada corporation. In addition to the 22,512,000 shares, the former stockholders of WinWin, Inc. also received a $5,000,000 senior secured debenture, secured by 100% of the stock of both WinWin Acquisition Corp. and WinWin, Inc. However, due to the failure of a closing condition, the acquisitions of WinWin Acquisition Corp. and WinWin, Inc. were rescinded and renegotiated effective March 31, 2002, and an amended and restated stock exchange agreement was consummated on substantially similar terms and conditions, except that the total number of shares of our common stock issued for the acquisitions was reduced from 22,512,000 shares to 18,522,853 shares. On March 19, 2004, the $5 Million debenture that we issued in connection with the acquisition of WinWin, Inc. was converted in accordance with its terms into 100,000 shares of our common stock.

SUMMARY OF CURRENT AND PLANNED OPERATIONS

General

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

      We have begun national lottery operations in Cambodia and we plan to roll out lottery operations in China and Puerto Rico in 2004. China is arguably the single most lucrative lottery market in the world with a population base of over
1.4 billion. We plan to use our Puerto Rican operations as a base to branch out into other Central and South American markets in the future. In addition, as operations in China and Cambodia mature, we plan to roll-out lottery programs in additional countries in which we and our affiliates have been offered licenses or management agreements. We or our affiliates have been offered licenses to operate in China, Russia, Belarus, Yugoslavia, Montenegro, Macedonia, Croatia, Bosnia, Bulgaria, Democratic Republic of Congo, Central African Republic, Togo, Benin, Angola, Ghana, Zambia, Mamibia, Mali, Vietnam, Cambodia, Laos, Nicaragua and the Philippines.

      To support our international expansion, we plan to offer a complete menu of lottery, bingo and casino games. We intend to provide instant games that can be implemented immediately and to also offer the latest state-of-the-art internet and intranet technology, enabling us to link video lottery, gaming and bingo terminals nationwide. Also, via the internet, we would be able to link countries around the globe to create the world's first multi-national super jackpot. We expect to establish and operate both land-based and internet casinos too. We intend to hire, train and manage local citizens to run the day-to-day operations, further benefiting the local economy. In addition, in association with leading lottery game show producers, we intend to provide live, weekly-televised lottery game shows, which would increase sales, build brand and corporate awareness and expand the market.

      We offer a complete "turn-key" service providing funding, equipment, training, management and marketing, for lottery and gaming operations. We plan to use state-of-the-art technology to prevent access to our lottery and other gaming related operations from jurisdictions where such activity would not be legal, such as the United States. We will not accept any business, including online gaming, lotteries or other games, from any person within the United States.

Cambodia

      To date, we only have lottery operations in Cambodia. Our subsidiary entered into a Management Services Agreement on May 12, 2003 with Golden WinWin Cambodia, Inc. ("Golden WinWin"), a company owned by Benjamin Perry, one of our directors and our founder. Golden WinWin and Mr. Perry hold a renewable and non-transferable license granted by the Kingdom of Cambodia to conduct lotteries and lotto in Cambodia for an initial term of three years, expiring in August 2005. The income from these operations over the three year term of the license and any subsequent renewal period is subject to governmental regulation and reports, and to payments to the National Treasury of Cambodia, as follows:

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

China

      We have not yet commenced lottery operations in China. We expect to commence lottery operations in China during 2004 pursuant to an arrangement with the Shanghai Welfare Lottery Issuing Center ("Shanghai Lottery") described below.

      On December 15, 2003, through our Chinese affiliate, WinWin Consulting (Shanghai) Co. Ltd. ("WinWin Shanghai"), we entered into a Cooperation Agreement with the Shanghai Lottery and a TV Cooperation Agreement with Shanghai Lottery.

      Shanghai Lottery is a governmental authority that is in charge of the China Welfare Lottery games in the Shanghai municipal district. Shanghai Lottery entered into the Cooperation Agreement and the TV Cooperation Agreement to improve its sales and distribution of instant lottery games in the Shanghai municipal district.

      Pursuant to the Cooperation Agreement, Shanghai Lottery retained WinWin Shanghai on an exclusive basis to provide advice and counsel on lottery management, lottery television programs, lottery sales, marketing, promotion, distribution and training of sales and marketing personnel associated with the foregoing relating to a new online instant lottery ticket game or series of games recently approved by the Central Government of China for rollout in the Shanghai municipal district. In addition, WinWin Shanghai is obligated to provide the services necessary to accomplish the production of a new online instant lottery ticket television program tied to the games for broadcast with one or more of Shanghai Lottery's partners at local television stations.

      WinWin Shanghai will bear all out of pocket costs relating to the implementation of the foregoing services during the first year of the three year term of the Cooperation Agreement. During the second and third years of the Cooperation Agreement, the cost of implementation would be at the expense of the lottery operation itself and paid out of the revenues generated by the games.

      The Cooperation Agreement also provides that Shanghai Lottery will ensure that at least one television station in Shanghai municipal district will broadcast 50 episodes of the new online instant lottery television game show. The shows will broadcast at least once per week during prime time for 50 weeks per year. Each episode would be at least 20 minutes in length and would be tied to the games.

      In consideration for the services provided by WinWin Shanghai, WinWin Shanghai will receive on a quarterly basis a percentage of the aggregate gross revenue of the games that are tied to the television shows and the specific games that the parties designate in advance will benefit directly from WinWin Shanghai's services, advice, action, investment in out of pocket expenses, know how or other intellectual property. The percentage payable to WinWin Shanghai will be adjusted up or down in the second and third years of the term of the Cooperation Agreement based on increases or decreases in overall revenues derived from the Games.

      We are the first US company to be offered the opportunity to work with the China Welfare Lottery. China Welfare Lottery has also expressed the desire to allow us to expand the Shanghai project into a national lottery game and nationally televised TV lottery game show in the near future.

      Currently, the lottery ticket designs are being finalized and the TV show production and sales distribution of tickets is scheduled to begin during the second quarter of 2004.

      China is potentially the single most lucrative lottery market in the world. Current lotteries in China had $4.6 billion dollars (US) in sales in 2002. However, with a population of approx 1.5 billion and economic growth averaging 8% per year, experts agree that the potential for this market far exceeds current output.

      Along with Instant Ticket lottery games we are in the process of finalizing agreements with China Welfare Lottery to develop, manage and market video lottery entertainment complexes in Shanghai and locations throughout mainland China. These complexes will include a variety of entertainment and dining amenities and will introduce Video Lottery Terminals (VLT's) to the China market. Similar to casino Video Poker machines, several US states operate VLT's generating billions of dollars in state income. To illustrate, in its 2002 Annual Report, the State of Delaware alone reported VLT gross revenues of over $500 million (US) in 2002.

Puerto Rico

      We are negotiating with the local branch of the Girl Scouts of America to create and sell a charitable lottery game on behalf of their organization. We are scheduling a follow up meeting with their Board of Directors and plan to launch the game early summer 2004.

BUSINESS STRATEGY AND OPERATION

      We intend to customize each lottery and gaming operation to the maximum benefit of each country that we operate in. We intend to produce a live, weekly-televised lottery game show that is connected to an instant win scratch ticket. We intend to implement on-line lotto and/or internet/intranet lottery systems. In addition, as we obtain licenses in various jurisdictions we will evaluate the potential for operating casinos in such jurisdictions.

      Once a license is granted to us or one of our affiliates, it generally takes between two and three months to design, print and distribute the lottery tickets and begin to generate sales. On average, 50% of ticket sales would go toward prizes. After we recoup our initial costs, the balance of the revenue would be split between us, our regional partners, where applicable, and the government of the country in which the lottery is licensed. The percentage split varies according to each country and license.

      In some cases, a country seeking our assistance may already have a lottery in place. In such cases, we would be able to help the country's existing lottery increase sales with our technology and expertise. We can also operate under a separate private license to fund specific "stand alone" projects. Finally, by providing new games in addition to the existing lottery games, we would be able to help the country fulfill its project funding goals much faster.

PRODUCTS

      Although currently the only product that we sell is an instant win lottery ticket, we expect to expand our product offerings in the near future. Our product offerings are expected to include TV game show production and televised games, instant ticket games, video lottery terminals, internet and on-line games and potentially casinos.

TV Game Show Production and Televised Games

      In association with leading lottery-style game show producers, we are producing a televised game show linked to an instant ticket lottery in Shanghai, China. We intend to offer a series of live, weekly-televised lottery game shows and weekly lotto picks tied directly to instant ticket games. The combination of weekly shows with televised winners is a powerful marketing tool and management believes that this strategy can significantly increase lottery sales in virtually every country in which it will be used.

      In furtherance of the development of our televised game show product, we retained Sande Stewart Television, Inc. In association with Sande Stewart we are developing a lottery television game show which will be run in Shanghai, China. Sande Stewart Television would be the exclusive owner of all intellectual property rights in the show, but would grant us a license to broadcast the show an unlimited number of times in China and other Asian countries subject to the payment by us of the applicable license fees. The content of the show must be approved by regulatory agencies in China before it is broadcasted. The theme for the show and the instant ticket game has already been produced. We are expecting to launch the instant ticket on or about May 1, 2004 and the TV game show would be broadcast approximately thirty days following the launch.

Instant Games

      Instant Games include scratch-off tickets and pull-tabs or break-open tickets. Instant games can be provided quickly and create a multitude of winners. We will design, print and then distribute tickets through various point-of-sale locations throughout each local region that we operate in. We would implement strict security measures when creating tickets to insure that the integrity of the games cannot be compromised. Tickets can be customized to include a picture of the project to be funded. Once the funding goal is met, new games can be created for a new purpose.

Video Lottery Terminals

      Video Lottery Terminals are similar in design to casino Video Poker machines with the exception that the play methods and payouts are based on lottery games. A single VLT machine can contain a menu of several games including poker, blackjack, lineup and others. Wagers can be made by coin or bill. Several US states operate VLT's generating billions of dollars in state income. To illustrate, in its 2002 Annual Report, the State of Delaware alone reported VLT gross revenues of over $500 million (US) in 2002.

Internet and On-Line Games

      We intend to offer the world's most secure, comprehensive internet and on-line gaming systems. Cyber terminals and on-line machines can be placed at locations throughout a country in which our services are launched, providing instant access to even the most remote regions. We can also establish websites that offer a variety of lottery games and a complete on-line casino. Internet casinos provide the opportunity to create the first ever on-line worldwide gaming tournaments such as the World Series of Blackjack, Craps, Baccarat, etc. where participants from around the world can compete. In addition, the Internet enables us to expand our lottery games into a "Power-Ball" style format. By connecting several countries worldwide, we may potentially offer the world's largest international Super-Jackpot creating the first billion dollar winner.

Intranet Games

      We intend to offer state-of-the-art Intranet lottery, gaming and bingo technology. We intend to employ the latest bingo technology consisting of video bingo terminals and progressive bingo that allows up to 600 games to be played simultaneously. Locations throughout a country can be linked via secure Intranet connections to create larger national jackpots. By utilizing this same technology, we can also link lottery sites and terminals around the nation to provide bigger jackpots and expand the market.

Casinos

      Our principals have significant experience and relationships in developing, operating and marketing land-based and river boat casinos in a variety of jurisdictions. We have expertise in all related areas including site development, design supervision, construction, casino management, food and beverage, entertainment and more. We intend to capitalize on this experience in the future by developing casinos and providing casino related services.

SALES AND MARKETING

      For our initial roll-out in China, the primary marketing tool will be live, weekly-televised lottery game shows. We retained Sande Stewart Television, Inc., a leading US television lottery game show production company, to produce the Chinese TV show. Since 1996, Stewart Television, Inc. has produced the popular "Fun and Fortune" TV lottery game show tied to the Missouri State Lottery. Now in its eighth year of broadcast, the game has experienced increased sales in each successive year averaging ticket sales of almost $600,000 per week. Sande Stewart Television, Inc. also produces the Powerball Instant
Millionaire game show encompassing 14 different U.S. state lotteries. We also intend to employ standard marketing channels including TV commercials, print media, outdoor advertising and radio in the Shanghai market.

      Historically, TV lottery game shows have produced dramatic effects on the market, increasing sales in virtually every country in which they have been used without cannibalizing pre-existing sales channels. We will also employ extensive sales strategies and media advertising to support our endeavors.

      In China, there is an opportunity to create the games and own the intellectual property rights for Progressive VLT games whereby machines in diverse locations can be linked to create mega-prize jackpots similar to the "Megabucks" casino slot game. Progressive prizes are proven to increase game revenues significantly in both casinos and in lotteries. We can also provide state-of-the-art technology providing the ability to link other gaming and Bingo terminals nationwide. Also, via the Internet, countries around the globe can be linked to create multi-national Super Jackpots.

      In many cases, a country seeking our services may already have a lottery in place. In such cases, we can help the country's existing lottery increase sales by providing marketing and sales evaluations and expertise, introducing new games and/or technologies and providing critical evaluations of the enterprise. At the same time, we can also operate under a private license to fund specific projects or separate charitable interests.

      We also plan to launch a charitable lottery game in Puerto Rico in 2004. The Company will continue to explore opportunities to develop Charity Lotteries in locations around the world. Charity Lotteries are government sanctioned lotteries designed to support fund raising endeavors on behalf of a specific charity or humanitarian group. Charity Lotteries often rank second or third in total market sales. For example, Spain has both a national lottery and a Charity Lottery program (ONCE) which is the lottery for the blind. The national lottery has annual sales of approximately $4 billion (US) and ONCE has sales of approximately $2 billion (US).

CORPORATE STRUCTURE

      We are a Delaware corporation. We have the following subsidiaries:

      o WinWin Acquisition Corp., a Delaware corporation. We own 100% of the outstanding common stock of WinWin Acquisition Corp.

      o WinWin Inc., a Nevada corporation. WinWin Acquisition Corp. owns 100% of the outstanding common stock of WinWin Inc.

      o NexTech, inc., a Nevada corporation. This company has no operations and we intend to dissolve it in the near future.

      o Junum Intellectual Property, Inc., a Nevada corporation. This company has no operations and we intend to dissolve it in the near future.

      o Junum Financial Services, Inc., a Nevada corporation. This company has no operations and we intend to dissolve it in the near future.

      o Junum Company, Inc., a Nevada corporation. This company has no operations and we intend to dissolve it in the near future.

      o Junum Europe, Ltd., a Nevada corporation. This company has no operations and we intend to dissolve it in the near future.

      o Win Win Consulting Shanghai Limited, a corporation organized under the laws of the People's Republic of China, is a wholly-owned subsidiary of Win Win, Inc.

      o Lucky WinWin Cambodia, Inc., a Cambodian corporation. This entity operates our Cambodian lottery business.

COMPETITION

      The lottery and gaming business and related activities are highly competitive. In the lottery and casino gaming industry, barriers to entry are relatively low and risk of new competitors entering the market is high. Our existing competitors have substantially greater resources than us. Further expansion of the lottery and gaming opportunities could also significantly and adversely affect our business. In particular, the expansion of lottery and casino gaming in or near the geographic areas from which we attract or expect to attract a significant number of customers could have a material adverse effect on our business. We expect that we will experience significant competition as the industry continues to mature.

      Many large competitors have budgets, marketing staff and financial and other resources which significantly surpass our resources.

      We believe that GTech, Scigames and various other governmental entities or government sponsored licensees all compete with us.

REGULATORY ENVIRONMENT

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

EMPLOYEES

      As of the date of this report, we have six full-time personnel at our Las Vegas, Nevada location. All of these personnel are either part of our management team or provide administrative or business development support. We have five employees in our Shanghai, China office all of whom are in accounting and administration.

      None of our employees or other personnel is represented by a labor union, and management considers our relationships with our employees to be good, notwithstanding occasional delays in meeting payroll obligations. Our ability to achieve our operational and financial objectives depends in part upon our ability to retain key technical, marketing and operations personnel, and to attract new employees as required to support growth. Our ongoing working capital constraints may impair our ability to retain and attract the staff needed to maintain current operations and meet the needs of anticipated growth.

      In addition, we rely on consultants to a significant extent to supplement our regular employee staff in certain key functional areas and to support management in the execution of our business strategy. These consultants are independent contractors. There can be no assurance that, if one or more of the consultants were to terminate their services, we would be able to identify suitable replacements. Failure to do so could materially and adversely affect our operating and financial results.

      All of our key personnel and the management, officers, directors and shareholders may be subject to approval by various governmental agencies to determine if they are suitable to act in those positions in a lottery operation and/or gaming facility. This may, in many instances, require that these individuals obtain various gaming licenses from national, state and other authorities. There is wide discretion and latitude given those governmental entities in granting such licenses, and the application for such licenses may involve significant background checks and other investigations concerning those individuals.

ITEM 2.  DESCRIPTION OF PROPERTY.

      Our executive offices occupy approximately 205 square feet at 2980 South Rainbow Boulevard, Suite 200 K, Las Vegas, Nevada 89146. As of December 2003 our 3 month lease expired. We are currently on a month to month lease with the ability to renew at the current rate of $900.00. Our plan is to relocate to a larger facility as operations expand.

      The Office of Win Win Shanghai consists of 188 square meters, located in the XuHui District of Shanghai, considered a prime office area of Shanghai, and only 50 square meters away from the Shanghai Welfare Lottery Issuing Center. The current lease expires in September, 2004 and the plan is to renew the existing facility or relocate to a similar facility for another year at close to the current rate of approximately $2,500 (US) per month, plus utilities.

ITEM 3.  LEGAL PROCEEDINGS.

      David B. Coulter, our former Chief Executive Officer, President, director and controlling stockholder has filed several civil actions against us and others in the Superior Court of the State of California for the County of Los Angeles (Central District), and in the County of Orange, California. The complaints allege a breach of an employment contract, breach of fiduciary duty, breach of contract, breach of covenant of good faith and fair dealing, breach of a promissory note, intentional interference with prospective business and economic advantage, negligent interference with prospective business and economic advantage and conversion, and seek damages in excess of $3,000,000 and other relief. Management believes these claims are without merit, and we are vigorously contesting these civil actions. We have filed counter-claims against Mr. Coulter for fraud and misappropriation of corporate assets, and we are seeking damages in excess of $15 million. Management also believes that our counter-claims against Mr. Coulter are meritorious.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

      No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

COMMON STOCK

      Our Certificate of Incorporation, as amended, authorizes 50,000,000 shares of Common Stock, $.01 par value. As of December 31, 2003, we had 29,896,123 shares outstanding, which were held by 691 stockholders of record.

PREFERRED STOCK

      Our Certificate of Incorporation, as amended, authorizes 10,000,000 shares of blank check Preferred Stock, $0.01 par value. As of December 31, 2003, no shares of preferred stock were outstanding.

      Our Common Stock is quoted on the NASD over-the-counter electronic bulletin board under the symbol "WNWN". The following table sets forth, on a split-adjusted per share basis for the periods shown, the high and low closing bid prices of our common stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                             Closing Bid Prices (1)

                                       High                       Low
Year Ended December 31, 2002

1st Quarter                          $0.68                      $0.16
2nd Quarter                          $0.40                      $0.047
3rd Quarter                          $0.048                     $0.005
4th Quarter                          $0.51(2)                   $0.10 (2)

Year Ending December 31, 2003

1st Quarter                          $1.40 (3)                  $1.40 (3)
2nd Quarter                          $2.50                      $1.60
3rd Quarter                          $1.35                      $1.35
4th Quarter                          $1.30                      $0.75
-----------------------------

(1) The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by Yahoo Finance for the periods indicated.

(2) Effective at the close of business on October 4, 2002, there was a 1-for-100 reverse stock split.

(3) Effective at the close of business on December 31, 2002, there was a one-for-twenty reverse stock split of our common stock.

      On April 8, 2004, the closing price of our common stock was $1.70 per share.

      When the trading price of our common stock is below $5.00 per share, the common stock is considered to be "penny stocks" that are subject to rules promulgated by the Securities and Exchange Commission (Rule 15-1 through 15g- 9) under the Securities Exchange Act of 1934. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the SEC's standardized risk disclosure document; (b) providing customers with current bid and ask prices; (c) disclosing to customers the brokers-dealer's and sales representatives compensation; and (d) providing to customers monthly account statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" for more information regarding penny stocks.

DIVIDEND POLICY

      We do not intend to pay any cash dividends on our common stock in the foreseeable future. All cash resources are expected to be invested in developing our business plan.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      The following table discloses information as of December 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.



--------------------------------------------------------------------------------
PLAN CATEGORY        (A)                 (B)                 (C)

                                                             NUMBER OF
                                                             SECURITIES
                     NUMBER OF                               REMAINING
                     SECURITIES TO BE    WEIGHTED-AVERAGE    AVAILABLE FOR
                     ISSUED UPON         EXERCISE PRICE OF   FUTURE ISSUANCE
                     EXERCISE OF         OUTSTANDING         UNDER EQUITY
                     OUTSTANDING         OPTIONS, WARRANTS   COMPENSATION PLANS
                     OPTIONS, WARRANTS   AND RIGHTS          (EXCLUDING
                     AND RIGHTS                              SECURITIES
                                                             REFLECTED IN
                                                             COLUMN (A)
--------------------------------------------------------------------------------
EQUITY COMPENSATION           0                  N/A              5,000,000
PLANS APPROVED BY
SECURITY HOLDERS (1)
--------------------------------------------------------------------------------
EQUITY COMPENSATION           0                  N/A                  0
PLANS NOT APPROVED
BY SECURITY HOLDERS
--------------------------------------------------------------------------------
TOTAL                         0                   0                   0
--------------------------------------------------------------------------------
(1) Consists of securities available for issuance pursuant to our 2003 Stock Plan, which has been approved by our Board of Directors and will be submitted to our stockholders for approval at our next annual meeting of stockholders.

OPTIONS AND WARRANTS

      As of December 31, 2003, we had outstanding warrants to purchase 5,752,953 shares of common stock at exercise prices ranging from $0.50 to $0.82 per share.

      As of December 31, 2003, we did not have any options outstanding.

REGISTRAR AND TRANSFER AGENT

      Our registrar and transfer agent is PublicEase Stock Transfer, 3663 E. Sunset Road, Suite 104, Las Vegas, Nevada 89120; telephone (702) 212-8797.

RECENT SALES OF UNREGISTERED SECURITIES

      During our fiscal year ended December 31, 2003, we issued shares of our common stock in sales that were not registered under the Securities Act of 1933. Following is a breakdown by category of each issuance and a description of the exemption we relied upon in issuing the shares without registration under the Securities Act.

      We issued 1,360,623 shares of our common stock to 21 investors for aggregate gross proceeds to us of $897,000. These shares were issued in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

      We issued 1,163,092 shares of our common stock to 9 persons upon the conversion of $425,546 in aggregate amount of principal and accrued interest under debt securities held by such persons. These shares were issued in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

      On March 31, 2003, we issued 18,522,853 shares of our common stock to the nine former stockholders of our operating subsidiary, WinWin, Inc. in connection with the acquisition of WinWin, Inc. pursuant to a share exchange agreement. These shares were issued in reliance upon Section 4(2) of the Securities Act.

      On March 31, 2003, we issued 5,200,000 shares of our common stock to 6 former holders of our convertible preferred stock upon the conversion of such preferred stock to common stock. These shares were issued in reliance upon
Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

      We issued 79,347 shares of our common stock to 3 different service providers in consideration of services that such persons provided to us. These shares were issued in reliance upon Section 4(2) of the Securities Act.

      We issued 4,067,647 shares of our common stock upon the exercise by 6 persons of warrants to purchase our common stock. These shares were issued in reliance upon Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion of our financial condition and results of operations should be read in connection with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB. This discussion contains statements reflecting the opinions of management as well as forward-looking statements regarding the market and us that involve risk and uncertainty. These statements relate to expectations and concern matters that are not historical facts. Words such as "believes," "intends," "expects," "anticipates" and similar expressions used throughout this document indicate that forward-looking statements are being made. See "Forward Looking Statements" above and "Risk Factors" below for a list of important factors that could cause actual results to differ from the forward looking statements contained in this report.

OVERVIEW

      Since our inception, we have been engaged in obtaining licenses to operate lotteries and gaming operations throughout the world, including directing and supporting marketing and sales of lottery tickets in several countries.
Currently the focus of our operations is lottery operations in several countries, particularly the People's Republic of China ("PRC"), Puerto Rico and Cambodia. The market for instant lottery tickets in the PRC, for example, is several billion US dollars. However, obtaining the right to operate, even in partnership with another local PRC entity is not an easy task. However, we have been thus far successful in pursuing a partnership and we are optimistic that the association will result in revenues for us. There are several areas where revenues could be generated from our operations. These include television production and commercial time sales, product placement fees, and gross sales of instant lottery tickets in an applicable jurisdiction. Our ability to move forward in the PRC as well as other venues will be dependent on our ability to attract sufficient funds to design, market, promote, broadcast and sell lottery tickets and television programs linked to those tickets.

      In evaluating our financial condition and operating performance, we began an initiative to critically reassess our current and long-term business plan and capital requirements. While the validation of our business plan is ongoing, we have identified and begun to implement some of the plan's critical components:

      1) We have significantly strengthened our financial position with the receipt of an aggregate of $915,000 in new investment financing in the first-quarter of 2004.

      2) We settled two litigations against us, thereby removing a total potential liability of more than $101,334.00.

      3) We converted a $5,375,000 debenture (principal plus accrued interest) into only 100,000 of our common shares thereby eliminating that liability.

      4) We refocused our operational strategy by redirecting much of our resources to the largest lottery market in the world, the PRC.

      We believe that our currently available working capital, the aggregate proceeds of our capital raising activities in the first quarter of 2004 of $915,000, should be adequate to sustain our operations at our current levels through the second quarter of 2004. If, however, sufficient funds are not available from our operations at that point, we will need to arrange additional financing or make other arrangements. There can be no assurance that additional financing would be available or, if it is available, that it would be on acceptable terms.

RECENT DEVELOPMENTS

      On March 16, 2004, the holders of $5,375,000 in aggregate principal amount plus accrued interest of our debentures, converted those debentures in accordance with the terms of the debentures into only 100,000 shares of our common stock, in the aggregate. The former holders of the debentures are Patrick Rogers, our Chief Executive Officer and a director, and Benjamin Perry, one of our directors. The debenture was originally issued in connection with the acquisition of our operating subsidiary, Win Win, Inc.

      On April 1, 2004, Arthur Petrie, one of our directors, forgave $176,614 of principal and accrued interest under a debenture in exchange for 353,228 shares of our common stock and three-year warrants to purchase 353,228 shares of our common stock at an exercise price equal to $0.50 per share. In order to induce Mr. Petrie to convert the debenture immediately, we permitted him to convert the debenture at a rate of $0.50, instead of the $0.765 price that would have otherwise been applicable to the conversion and we granted Mr. Petrie the aforementioned warrants.

      On March 10, 2004 we settled a pre-existing legal claim in the amount of $27,500 asserted by Valueclick, Inc. from when we operated under the Junum name. We issued Valueclick, Inc. 27,778 shares of our stock and paid it $2,500 in connection with the settlement.

      On January 5, 2004, we settled another pre-existing legal claim in the amount of $107,500 that was asserted against us by John Counts arising from when we operated under the Junum name. We issued Mr. Counts 47,500 shares of our common stock as part of the settlement. We also agreed to pay Mr. Counts $60,000 of which $26,363.63 has already been paid. The remaining $33,636.37 is due in monthly installments of $3,363.63.

      During the period from March 23, 2004 through April 7, 2004 we raised $915,000 in capital through the private placement of 3,660,000 shares of our common stock to accredited investors. We relied on Regulation D and Section 4(2) of the Securities Act in issuing these shares without registration under the Securities Act.

RESULTS OF OPERATIONS

Fiscal Year ended December 31, 2003 compared to December 31, 2002

      During the fiscal year ended December 31, 2003, we incurred a net loss of $3,016,342 as compared to a net loss of $1,633,768 for the prior from inception (May 10, 2002) through the end of fiscal year 2002 (the "Prior Period"). The increase in net loss is attributable to expenses incurred in 2003 in connection with the acquisition of Win Win, Inc., and increased expenses relating to being in the development stage with respect to the establishment of operations in China. Operating expenses for the fiscal year ended December 31, 2003 decreased by $109,317 from the Prior Period. Expenses incurred during the 2003 fiscal period ar related primarily to professional fees and business development and public relations expenses.

      Net sales for the fiscal year ending December 31, 2003 were $7,415 as compared to $0 for the prior year. The increase in net sales is attributable to the start up of our operations in Cambodia and the commencement of lottery sales there.

      We had total current assets of $381,250 as of December 31, 2003. Our total assets as of December 31, 2003 were $414,365. We had total current liabilities of $1,798,617 as of December 31, 2003. Our total liabilities as of December 31, 2003 were $7,012,731. Our total stockholders' deficiency as of December 31, 2003 was $6,598,366.

      We used $1,112,890 in cash in our operating activities during the fiscal year ended December 31, 2003 as compared to $444,974 in the Prior Period. The difference of $667,916 or a 150% increase is attributable to expenses incurred in connection with the acquisition of WinWin, Inc. and increased expenses relating to being in the development stage with respect to the establishment of operations in China.

      We received $1,495,017 from financing activities during the fiscal year ended December 31, 2003 as compared to $451,000 during the Prior Period.

Liquidity and Capital Resources

      We had $350,334 in cash, cash equivalents and short-term investments as of December 31, 2003. As of such date we also had total assets of $414,365. Since inception, we have accumulated a deficit (net loss) of $4,650,110.

      During the period from March 23, 2004 through April 7, 2004 we raised $915,000 in capital through the private placement of 3,660,000 shares of our common stock to accredited investors. We believe that our currently available working capital and the aggregate proceeds of our capital raising activities in the first quarter of 2004 of $915,000, should be adequate to sustain our operations at our current levels through the second quarter of 2004 assuming that we make the investments contemplated by our business plan for our Chinese operations. If, however, sufficient funds are not available from our operations at that point, we will need to arrange additional financing or make other arrangements. There can be no assurance that additional financing would be available or, if it is available, that it would be on acceptable terms.

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

      Because of the present development stage status of our current activities and other factors, we expect that we will incur a loss during its fiscal year ending December 31, 2004.

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

INFLATION

      We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2003 or December 31, 2002.

SEASONALITY

      We may experience seasonal variations in revenues and operating costs due to seasonality, however, we do not believe that these variations will be material.

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

      Our losses from the inception of WinWin Inc. through December 31, 2003 are $6,598,366. We expect to encounter difficulties as an early stage company in the rapidly evolving lottery and gaming markets. We expect to incur significant operating and capital expenditures and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to achieve and maintain profitability. We may not be able to achieve profitable operations.

We have liabilities resulting from predecessor business operations that could have an adverse effect on us.

      We are potentially responsible for the liabilities that we incurred as we operated businesses other than our current lottery and gaming business. We are unsure of the extent of these potential liabilities. These liabilities could adversely affect our financial condition and operations.

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

ITEM 7.  FINANCIAL STATEMENTS.

      Our consolidated financial statements for the fiscal year ended December 31, 2003 and 2002, and the reports thereon of Livingston, Wachtell & Co., LLP and Smith & Company, respectively, are included in this annual report and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      There have been no disagreements regarding accounting and financial disclosure matters with our independent certified public accountants.

ITEM 8A.  CONTROLS AND PROCEDURES.

      Within 90 days of the filing of this Form 10-KSB, an evaluation was carried out under the supervision and with the participation of our management, including Patrick Rogers, our Chairman, CEO and President and Monica Soares, our Acting Treasurer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Rogers concluded that our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

      There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS

      Our directors and officers as of December 31, 2002, are:

      Name                 Age         Position
      ----                 ---         --------

      Patrick O.  Rogers   46          Chairman, CEO and President
      Benjamin Perry       50          Director and Founder
      Arthur J. Petrie     69          Director
      Dwight V. Call       69          Director
      Peter Pang           50          Director, Executive Vice President and
                                       General Counsel


      PATRICK O. ROGERS became our Chairman and CEO on December 5, 2003. He has held the position of President since March 31, 2003. From March 31, 2003 to December 5, 2003, he also held the positions of Treasurer and Secretary. Treasurer, Secretary and a director on December 31, 2002. From May 2002 to the present, he has been the Chairman of WinWin, Inc., a Nevada corporation acquired by us on March 31, 2003. From February 2000 to the present, Mr. Rogers has been a marketing consultant through PM Investments LLC, his marketing company. From

August 2000 to May 2001, he was the Chief Executive Officer of PlayersClub.com, a membership and marketing company. From May 1999 to October 1999, Mr. Rogers was the Vice President - Marketing of Purchase Pro.com, Inc., a business to business e- commerce company. From July 1998 to May 1999, he was Vice President
- Marketing for eastern Europe for Mirage Resorts, Inc. From June 1998 to May 1999, he owned and operated a marketing consulting company, R & M Companies, L.L.C. From June 1996 to June 1998, he owned and operated Rogers and Associates, Inc., a marketing company. From January 1987 to June 1996, Mr. Rogers held various executive positions with Players International Inc., including Vice President - General Manager of Players Island Resort in Mesquite, Nevada and of Players Riverboat Casino in Metropolis, Illinois.

      BENJAMIN PERRY was our Chief Executive Officer and a director from March 31, 2003 through December 5, 2003. From December 5, 2003 to present, Mr. Perry has held the position of Director and Founder. From May 2002 to February 12, 2004 he was the Chief Executive Officer, President and a director of WinWin, Inc., a Nevada corporation that was acquired by us on March 31, 2003. Since 1995, Mr. Perry has developed, operated and managed lotteries in several countries as a consultant. For approximately the last 20 years, he has been a director, producer, stunt coordinator and stuntman of feature movie films and television series. Mr. Perry has black-belts from several international martial arts associations, teaches self-defense and rape prevention classes, and was the lightweight gold medal winner of the 1972 South Korea World Karate Championships. Mr. Perry attended El Camino College in Los Angeles, California.

      ARTHUR J. PETRIE became our director on December 5, 2003. He has been in the real estate development and investment business for the past 45 years. He is Chairman of the Board of Petrie Development Corporation, formed in 1976, and General Manager of Asset Development Services, LLC, a real estate investment company located in Las Vegas, Nevada. Mr. Petrie's experience in commercial real estate includes development for Wal-Mart, Sam's Club, K-mart, Hy-Vee, and other retail users, development of apartment complexes, and redevelopment of a university campus to offices and housing. Mr. Petrie is a General Partner in several publicly syndicated partnerships and has extensive experience in developing companies as a shareholder, member of the board, and officer. Mr. Petrie has also served on the Mankato State University Foundation and as Chairman of the Minnesota World Trade Center.

      DWIGHT V. CALL became our director on December 5, 2003. He is the President and owner of MC Foods, Inc., d/b/a Magee's, a restaurant, nuts and butters operating in Los Angeles, California. He is also the President and Owner of Call and Call, an accountancy corporation that began operations in 1962. Mr. Call is also a full Professor of Accounting and MIS at California State University - Northridge. He is a frequent lecturer on matters relating to taxation and accounting and has spoken before the International Business and Economics Research Conference regarding matters relating to employee stock options. Mr. Call is also an accomplished author and has written several articles on matters relating to taxation and accounting.


      PETER PANG became our director on December 5, 2003. Mr. Pang became our General Counsel and Executive Vice President on January 1, 2004. He is the founder of IPO Pang, P.C., a premier international law firm with offices in Guangzhou, People's Republic of China and Oakland, California that specializes in assisting U.S. companies entering the Chinese market with complex, high-profile legal and business cases. Prior to forming IPO Pang, Mr. Pang served as Vice President and General Counsel of Dole Packaged Foods, Assistant General Counsel of Nissan North America and corporate counsel to Hershey Foods Corporation and Shell Oil Company. Mr. Pang is licensed to practice law in several jurisdictions in the United States, including California, New York, Pennsylvania and Texas, and is also an acknowledged Foreign Legal Consultant in China where he has provided legal advice to the City of Guangzhou and the Ministry of Television and Foreign Trade and Economics Commission. Mr. Pang is also an expert on intellectual property law and is the author of several chapters on protecting Trade Secrets, CEB 2003.

MANAGEMENT

      In addition to Mr. Rogers, and Mr. Pang, who are both directors and members of our executive management team as described above, the following person is also a member of our executive management team.

      Name                 Age         Position
      ----                 ---         --------

      Monica Soares        34          Secretary and Acting Treasurer

      MONICA SOARES became our Secretary and Acting Treasurer on December 5, 2003. Ms. Soares successfully owned and operated Auntie Alice's restaurant in Hawaii. She traveled the world as a Super Model and spokesperson for Hawaiian Tropic Suncare Products from 1989 through 1999. In 1999, Ms. Soares co-founded PM Investments, a private investment firm that invested in several diversified business ventures. Since 2002, Ms. Soares has played a key role in developing Win Win Gaming, Inc. in all aspects of the day to day operations with a primary responsibility of finance.

      Monica Soares and Patrick Rogers are married to each other.

AUDIT COMMITTEE FINANCIAL EXPERT

      Our board of directors has determined that Dwight V. Call, a member of our board, qualifies as an Audit Committee Financial Expert. The board has also determined that Mr. Call is an independent director.

CODE OF ETHICS

      On February 12, 2004, our board of directors adopted a code of ethics that our principal financial officer, principal accounting officer or controller and any person who may perform similar functions is subject to. We have filed the code of ethics as exhibit 14 to this Annual Report on Form 10-KSB.

ITEM 10.  EXECUTIVE COMPENSATION.

      The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to Benjamin Perry, our former Chief Executive Officer, Patrick Rogers, our current Chief Executive Officer, and each of the other executive officers, if any, who earned over $100,000 and was serving at the end of our last fiscal year December 31, 2003, for services in all capacities to us.


                                ANNUAL COMPENSATION                   LONG-TERM COMPENSATION
                                -------------------                   ----------------------
                                                                      AWARDS                       PAYOUTS
                                                                      ------                       -------
                                                                                    SECURITIES
                                                                                    UNDER-LYING                 All
NAME                                                       OTHER      RESTRICTED    OPTIONS/                    Other
AND PRINCIPAL                                              ANNUAL     STOCK         SARS           LTIP         Compen-
POSITION                          SALARY        BONUS      COMP-      AWARDS        (#)            PAYOUTS      Sation
                       YEAR       ($)           ($)        ENSATION   ($)                          ($)          ($)
                                                           ($)

Patrick O. Rogers      2003       150,000(4)    30,000        0           0              0             0            0
Chairman, CEO and                                 (4)
President(1)
                       2002            0           0          0          (5)             0             0            0
                       2001            0           0          0           0              0             0            0

Benjamin Perry         2003            0           0          0           0              0             0            0
CEO(2)
                       2002            0           0          0          (5)             0             0            0
                       2001            0           0          0           0              0             0            0

Peter Pang             2003        60,618(3)       0          0           0              0             0            0
Executive Vice
President and
General Counsel
                       2002            0           0          0           0              0             0            0
                       2001            0           0          0           0              0             0            0

Monica Soares,         2003        66,000 (4)
Acting Treasurer and
Secretary
                       2002
                       2001     0              0          0           0             0              0            0


-----------------------------

(1) Patrick Rogers became our Chairman, Chief Executive Officer and President on December 5, 2003. Prior to that he was our president. Mr. Rogers is also a member of the board of directors.

(2) Benjamin Perry was our Chairman and Chief Executive Officer until December 5, 2003. He no longer holds those positions, but he remains one of our directors.

(3) This amount consists of fees paid to a law firm and other entity affiliated with Mr. Pang for services provided by such firm and entity during fiscal year 2003.

(4) These amounts have been accrued, but not paid. In the case of Monica Soares, 46,000 of the salary was actually paid to Ms. Soares and the remainder of the salary and the entire bonus amount has been accrued.

(5) In May 2002 WinWin Inc. was formed and each of Patrick Rogers and Benjamin Perry received 9,000,000 shares of WinWin Inc. common stock as founder shares.


                        OPTION GRANTS IN LAST FISCAL YEAR

      The following table sets forth the grant of stock options made during the year ended December 31, 2003 to the persons named in the Summary Compensation
Table:

                NUMBER OF         % OF TOTAL
                SECURITIES        OPTIONS GRANTED
NAME            UNDERLYING        TO EMPLOYEES IN  EXERCISE
----            OPTIONS GRANTED   FISCAL           PRICE PER   EXPIRATION
                ---------------   PERIOD(C)        SHARE       DATE(D)
                                  ------           ---------   ----------

Patrick O.             0                 0               0            n/a
Rogers

Benjamin Perry         0                 0               0            n/a

Peter Pang             0                 0               0            n/a

Monica Soares          0                 0               0            n/a



      The following table sets forth information with respect to unexercised stock options held by the persons named in the Summary Compensation Table at December 31, 2003. No stock options were exercised in 2003 by those persons.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                     NUMBER OF UNEXERCISED       VALUE OF UNEXERCISED IN-
                     OPTIONS AT FISCAL YEAR-END  THE-MONEY OPTIONS AT FISCAL
                                                          YEAR-END($) (A)
                     #
                     --------------------------  ---------------------------

NAME                EXERCISABLE  UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
----                -----------  -------------   -----------  -------------

Patrick O. Rogers        0              0             0               0

Benjamin Perry           0              0             0               0

Peter Pang               0              0             0               0

Monica Soares            0              0             0               0


COMPENSATION OF DIRECTORS

      All directors are reimbursed for out-of-pocket expenses in connection with attendance at board of director's and/or committee meetings. Independent directors receive a grant of 25,000 non-qualified stock options upon becoming directors and then they also receive a grant of an additional 15,000 non-qualified stock options for each meeting of the board of directors that they attend.


EMPLOYMENT AGREEMENTS

      We have not entered into formal employment agreements with any of our executive officers. Our officers have made proposals to the board regarding their compensation. We expect that we will enter into employment agreements with our officers during the second quarter of 2004.

BENEFIT PLANS

      On December 5, 2003, we adopted our 2003 Stock Plan, which permits the board, as the administrator of the plan, to grant incentive stock options, non-qualified stock options and restricted stock to persons in a business relationship with us. Our stockholders will vote on the approval of this plan at our next annual meeting of stockholders.

      Other than our 2003 Stock Plan, we do not have any pension plan, profit sharing plan, or similar plans for the benefit of our officers, directors or employees. However we may establish such plans in the future.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

      Section 16(a) of the Exchange Act required our executive officers and directors, and person who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by us, we believe that during the year ended December 31, 2003, all such filing requirements applicable to its officers and directors were complied with, except that various directors, officers and others were late in filing Form 3, Form 4 and other reports during the fiscal year ended December 31, 2003.

LIMITED LIABILITY AND INDEMNIFICATION

      Section 102(a)(7) of the Delaware General Corporation Law ("DGCL") authorizes Delaware corporations to limit or eliminate the personal liability of directors to corporations and their stockholders for monetary damages for breach of the directors' fiduciary duty of care. The duty of care requires that, when acting on behalf of the corporation, directors must exercise an informed business judgment based on all material information reasonably available to them. Absent the limitations now authorized by such legislation, directors are accountable to corporations and their stockholders for monetary damages for conduct constituting gross negligence in the exercise of their duty of care. Although Section 102(a) does not change directors' duty of care, it enables corporations to limit available relief to equitable remedies such as injunction or rescission. Our certificate of incorporation limits the liability of our directors to us or our stockholders (in their capacity as directors but not in their capacity as officers) to the fullest extent permitted by Section 102(a). Specifically, our directors will not be personally liable for monetary damages for breach of a director's fiduciary duty as a director, except for liability:
(i) for any breach of the director's duty of loyalty to us or our  stockholders;
(ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) for unlawful payments of dividends or unlawful stock repurchase or redemptions as provided in Section 174 of the DGCL; or (iv) for any transactions from which the director derived an improper personal benefit.

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

      The Ninth Article of our certificate of incorporation provides that we shall indemnify our directors and officers, except for liability (i) for any breach of the director's duty of loyalty to the corporation or its stockholders;
(ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) under Section 174 of the DGCL; or (iv) for any transaction from which the director derived any improper personal benefit. If DGCL is amended to authorize corporation action further eliminating or limiting the personal liability of directors, then the liability of our directors shall be eliminated or limited to the fullest extent permitted by the DGCL, as so amended.

      Each of our directors and executive officers have entered into indemnification agreements with us pursuant to which we agree to indemnify those officers and directors to the fullest extent permitted by the DGCL and other applicable law.

      Inasmuch as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, or otherwise, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense or any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with any of our securities that are being registered, we will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

CONSULTANTS

      We retain consultants to the extent management deems necessary and appropriate. We will not delegate our authority and responsibility to make management decisions to consultants or any other persons, nor shall any consultant have any discretionary authority or the authority to bind us in any material respect.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth information relating to the beneficial ownership of our common stock by our officers and directors and by our directors and executive officers as a group as of December 31, 2003.

Name of Shareholder              Number of Shares         Percentage of Class

Patrick O. Rogers                  8,750,000(1)                 29.27%
2980 South Rainbow
Boulevard
Suite 200K
Las Vegas, Nevada 89146

Benjamin Perry                     8,468,000(2)                 28.32%
2890 South Rainbow
Boulevard
Suite 200K
Las Vegas, Nevada  89146

Dwight V. Call                      232,000(3)                   0.77%
2890 South Rainbow
Boulevard
Suite 200K
Las Vegas, Nevada  89146

Art Petrie                          904,200(4)                   3.0%
2890 South Rainbow
Boulevard
Suite 200K
Las Vegas, Nevada  89146

Peter Pang                          20,864(5)                    0.06%
2890 South Rainbow
Boulevard
Suite 200K
Las Vegas, Nevada  89146

Monica Soares                      8,750,000(6)                 29.27%
2890 South Rainbow
Boulevard
Suite 200K
Las Vegas, Nevada  89146

Directors and officers as      18,375,064 (1) - (6)             60.85%
a group (6 persons)

-------------------------------------------------------

(1) Consists of 8,250,000 shares beneficially owned by Mr. Rogers indirectly through the Rogers Living Trust and 500,000 shares beneficially owned by Mr. Rogers indirectly through the China Sue Trust.
(2)   All of these shares are held  indirectly  by Mr. Perry  through the Falcor
      Trust.
(3) Includes 60,000 shares held by Mr. Call's daughter and 100,000 warrants to purchase common stock at a price per share equal to $0.50, which warrants are exercisable within 60 days of December 31, 2003.
(4) Includes 200,000 shares issuable upon the exercise of warrants that may be exercised within 60 days of December 31, 2003.

(5) Consists of 13,167 shares held by Mr. Pang indirectly through IPO Pang P.C. and 7,697 shares held by Mr. Pang indirectly through Landward International.
(6) Consists of the 8,750,000 shares held directly or indirectly by Mrs. Soares' husband, Patrick Rogers. See Note (1) above.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Effective December 31, 2002, we acquired 100% of the capital stock of WinWin, Inc., a Nevada corporation, that was then wholly-owned by Patrick Rogers and Benjamin Perry, our Chairman, Chief Executive Officer and President and our director and founder, respectively, for consideration of 23,722,853 shares of common stock, plus a $5,000,000 senior secured debenture, secured by 100% of the stock of WinWin, Inc. and 100% of the stock of WinWin Acquisition Corp. our wholly-owned subsidiary that directly owns the stock of WinWin, Inc.

      The debenture provides that in the event of certain events of default, the holder of the debenture would have the right to foreclose on the stock of WinWin Acquisition Corp. and WinWin, Inc. This included any delisting of our common stock from the NASD OTC Bulletin Board. Our stock was, in fact, delisted, and the holders of the debenture, Patrick Rogers and Benjamin Perry, granted us until February 15, 2003 to cure the default or rescind the transaction. We were unable to cure the default, and the entire transaction was rescinded, and null and void, effective as of December 31, 2002.

      We were subsequently able to have our common stock relisted on the NASD OTC Bulletin Board, and were able to renegotiate the acquisition of WinWin, Inc. with Mr. Perry and Mr. Rogers on substantially similar terms and conditions as the original agreement, except that the total number of shares of our common stock issued for the acquisitions was reduced from 22,512,000 to 18,522,853. This transaction closed as of March 31, 2003. The debenture issued to Mr. Rogers and Mr. Perry in connection with the acquisition of Win Win, Inc. was converted in accordance with its terms on March 16, 2004 into only 100,000 shares of our common stock.

      Benjamin Perry is the controlling stockholder of Golden WinWin Cambodia, inc. Golden WinWin and our subsidiary WinWIn, Inc. are parties to a Management Services Agreement, dated May 12, 2003. See "ITEM 1. DESCRIPTION OF BUSINESS - Summary of Current and Planned Operations - Cambodia" for more information regarding this agreement.

      Effective October 18, 2002, we exercised our right to return our non-performing debt portfolio to a former greater than 10% stockholder, and we then cancelled all of the shares of our Series C Preferred Stock previously issued to purchase such portfolio.

      In December 2002, we transferred all of our capital stock of Junum.com, Inc., our former principal operating subsidiary, to A.J. Marketing Group, Inc., a company owned by Larry Reed, then our director, Chief Executive Officer and Secretary, in exchange for unpaid advertising and marketing fees owed to A. J. Marketing Group, Inc. At the time of the transaction, we were essentially a corporate shell because substantially all of its assets were foreclosed upon by a lender during September 2002.

      During the 2003 fiscal year, we paid a law firm and another entity affiliated with Peter Pang, our director, Executive Vice President and General Counsel, fees in the aggregate amount of $60,618.

      On April 1, 2004, Arthur Petrie, one of our directors, forgave $176,614 of principal and accrued interest under a debenture in exchange for 353,228 shares of our common stock and three-year warrants to purchase 353,228 shares of our common stock at an exercise price equal to $0.50 per share. In order to induce Mr. Petrie to convert the debenture immediately, we permitted him to convert the debenture at a rate of $0.50, instead of the $0.765 price that would have otherwise been applicable to the conversion and we granted Mr. Petrie the aforementioned warrants.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

FORM 8-K REPORTS

      A Form 8-K report was filed by us on December 15, 2003,  disclosing  under
Item 5 of that form, the appointment of new directors and the adoption by us of amended and restated bylaws.

Exhibits - Index to Exhibits

Exhibit No Description

           *31 Certificate of Incorporation of the Company filed December 30, 1999, is incorporated herein by referenced from the Company's (SEC File No. 33-57998-D) Form SB-2 registration statement filed April 29, 1993, Item 27(a).

           *3.2 Amended and Restated Bylaws of the Company are incorporated herein by reference to the Company's Current Report on Form 8-K, dated December 15, 2003, Exhibit 3.1.

           *3.3 Certificate of Amendment of Certificate of Incorporation of the Company is incorporated herein by reference from the Company's (SEC File No. 33-57998-D) Form SB-2 registration statement filed April 29, 1993, Item 27.

           *3.4 Amendment to Certificate of Incorporation filed February 2, 1995, is incorporated herein by reference from the Company's (SEC File No. 0-21566) Form 10-KSB annual report for the year ended December 31,1994, Item 6, Exhibit 3.01.

           *3.5 Certificate of Designation, Preferences, Rights and Limitations of 12% Convertible Preferred Stock of the Company filed January 25, 1993, is incorporated herein by reference from the Company's (SEC File No. 0-21566) annual report on Form 10-K for the year ended June 30, 1996, Part IV, Item 14(c), Exhibit 4.06.

           *3.6 Certificate of Designation, Number, Preferences, Rights and Limitations of its Series B Convertible Preferred Stock of the Company filed January 25, 1993.

           *3.7 Certificate of Designation, Powers, Preferences, Rights and Limitations of its Series C Convertible Preferred Stock of the Company filed January 25, 1993.

           *3.8 Certificate of Amendment of Certificate of Incorporation of the Company filed June 26, 1996, is incorporated hereby reference from the Company's (SEC File No. 0-21566) annual report on Form 10- KSB for the year ended June 30, 1996, Part IV, Item 14(c), Exhibit 4.06.

           *3.9 Certificate of Amendment of Certificate of Incorporation of October 3, 2000, is incorporated hereby by reference to
                  Exhibit 4.07 to the Form 10-KSB of the Company (Eurbid.com) for its fiscal year ended June 30, 2000.

           *3.10 Certificate of Amendment of Certificate of Incorporation of December 31, 2002 is incorporated hereby reference to Exhibit 1 to the Form 8-K current report of the Company for December 31, 2002.

           *10.15 Employment  Agreement between Junum and David B. Coulter dated
                  November  15, 1999 is  incorporated  by  reference  to Exhibit
                  10.26 to the Company's Form 10-KSB annual report for its fiscal year ended December 31, 2001.

           *10.16 Stock Exchange Agreement dated December 31, 2002, regarding the acquisition of WinWin, Inc. by the Company is incorporated by reference to Exhibit 10.1 to the Form 8-K current report of the Company for December 31, 2002.

           *10.17 Debenture of $5,000,000 issued by the Company regarding the acquisition of WinWin, Inc. dated December 31, 2002, is incorporated by reference to Exhibit 10.2 to the Form 8-K current report of the Company for December 31, 2002.

           *10.18 Security Agreement dated December 31, 2002 regarding the debenture issued in connection with the acquisition of WinWin, Inc. is incorporated by reference to Exhibit 10.3 to the Form 8- K current report of the Company for December 31, 2002.

           *10.19 Amended and Restated Stock Exchange  Agreement dated March 31,
                  2003, is incorporated by reference to Exhibit 10.1 to the Form 8-K current report of the Company dated March 31, 2003.

           *10.20 Amended and Restated Senior Secured  Debenture dated March 31,
                  2003, is incorporated by reference to Exhibit 10.2 to the Form 8-K current report of the Company dated March 31, 2003.

           *10.21 Amended and Restated Senior Secured  Security  Agreement dated
                  March 31, 2003, is incorporated by reference to Exhibit 10.3 to the Form 8-K current report of the Company dated March 31, 2003.

           *10.22 Subordinated Secured Debenture dated March 31, 2003, is incorporated by reference to Exhibit 10.4 to the Form 8-K current report of the Company dated March 31, 2003.

           *10.23 Subordinated Security Agreement dated March 31, 2003, is incorporated by reference to Exhibit 10.5 to the Form 8-K current report of the Company dated March 31, 2003.

           *10.24 Form of Warrant issued in connection with settlement agreement is incorporated by reference to Exhibit 4 to the 10-QSB quarterly report of the Company for the quarter ended September 30, 2003.

           *10.25 Agreement,  dated October 8, 2003,  between  WinWIn,  Inc. and
                  Sande Stewart Television, Inc. is incorporated by reference to
                  Exhibit 10 to the 10-QSB quarterly report of the Company for the quarter ended September 30, 2003.

           *10.26 Cooperation  Agreement,   dated  December  15,  2003,  between
                  WinWin Consulting (Shanghai) Co. Ltd. and Shanghai Welfare Lottery Issuing Center is incorporated by reference to Exhibit
                  10.1 to the Form 8-K current report of the Company filed on January 2, 2004.

           *10.27 TV Cooperation  Agreement,  dated  December 15, 2003,  between
                  WinWin Consulting (Shanghai) Co. Ltd. and Shanghai Welfare Lottery Issuing Center is incorporated by reference to Exhibit
                  10.2 to the Form 8-K current report of the Company filed on January 2, 2004.

           10.28  Form of Subscription Agreement used for private placements

           10.29  Form of Warrant used for private placements

           10.30  WinWin Gaming Inc. 2003 Stock Plan

           10.31 Form of WinWin Gaming Inc. Stock Option Agreement under 2003 Stock Plan

           10.32 Form of WinWin Gaming Inc. Restricted Stock Grant Agreement under 2003 Stock Plan

           11. Statement re: computation of per share earnings reference is made to the Consolidated Statements of Operations of the Consolidated Financial Statements of the Company which are incorporated herein by reference.

           14     Code of Ethics

           21.    A description of the subsidiaries of the Company

           31     Rule 13a-14(a)/15d-14(a) Certifications

           32     Section 1350 Certifications

----------------------------------------
*     Incorporated by reference as indicated

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

      The aggregate fees billed for each of the fiscal year ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $50,000 and $12,000, respectively.

AUDIT RELATED FEES

      The aggregate fees billed in the fiscal year ended December 31, 2003 and 2002 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees" above are $0 and $0, respectively.

TAX FEES

      The aggregate fees billed in the fiscal years ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $0 and $0, respectively.

ALL OTHER FEES

      The aggregate fees billed in the fiscal years ended December 31, 2002 and 2001 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

PRE-APPROVAL POLICIES AND PROCEDURES

      On February 12, 2004 our board of directors adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to the fiscal year ended

December 31, 2003 and the quarterly reviews for the subsequent fiscal quarters of 2004 through the review for the quarter ended September 30, 2004 at which time additional pre-approvals for any additional services to be performed by our auditor would be sought from the Board. Our board of directors also appointed and authorized Dwight V. Call to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

      The percentage of audit-related, tax and other services that were approved by the board of directors is zero (-0-).

                                   SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 13, 2004

                              WinWin Gaming, Inc.


                              By:       /s/ Patrick O. Rogers
                                 ---------------------------------------------
                                    Patrick O. Rogers
                                    Chairman, Chief Executive Officer and
                                    President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                    Title                          Date
         ---------                    -----                          ----


   /s/ Patrick O. Rogers    Chairman, CEO and President         April 13, 2004
--------------------------
     Patrick O. Rogers


   /s/ Monica Soares        Acting Treasurer and Secretary      April 13, 2004
--------------------------
     Monica Soares


                            Director and Founder                April 13, 2004
--------------------------
     Benjamin Perry


   /s/ Arthur Petrie        Director                            April 13, 2004
--------------------------
     Arthur Petrie


                            Director                            April 13, 2004
--------------------------
      Dwight V. Call

                            Executive Vice President,
   /s/ Peter Pang           General Counsel and Director        April 13, 2004
--------------------------
     Peter Pang

                               WINWIN GAMING, INC.
                          (FORMERLY JUNUM INCORPORATED)
                          (A Development Stage Company)





                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                                                  Page
                                                                  ----


      INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS              F-1

      INDEPENDENT AUDITORS' REPORT -  CURRENT AUDITOR             F-2

      INDEPENDENT AUDITORS' REPORT - PREDECESSOR AUDITOR          F-3

      CONSOLIDATED FINANCIAL STATEMENTS:
            BALANCE SHEET                                         F-4

            STATEMENTS OF OPERATIONS                              F-5

            STATEMENTS OF CHANGES IN STOCKHOLDERS'
                  DEFICIENCY                                      F-6

            STATEMENTS OF CASH FLOWS                              F-7

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS              F-8 - F-29

      Board of Directors
      Win Win Gaming, Inc.
      (Formerly Junum Incorporated)
      Las Vegas, NV

                          INDEPENDENT AUDITORS' REPORTS
                          -----------------------------

We have audited the accompanying consolidated balance sheet of Win Win Gaming, Inc. (formerly Junum Incorporated), and subsidiaries (a development stage company) as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended and from May 10, 2002 (Inception) to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Win Win Gaming, Inc. (formerly Junum Incorporated) and subsidiaries (a development stage company) as of December 31, 2003, and the results of their operations and their cash flows for the year ended and from May 10, 2002 (Inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Also, as described in notes 2 and 7, the accompanying consolidated financial statements can be materially affected by significant estimates, specifically those estimates which represent management's expectations pertaining to certain liabilities that existed in Junum Incorporated ("predecessor company") prior to March 31, 2003, the date of the reverse acquisition. The ultimate disposition of these liabilities and the preacquisition contingent liabilities of the predecessor company could prove to be significantly more or less than the amounts shown in the accompanying consolidated balance sheet. Also, as discussed in note 2 to the consolidated financial statements, the Company has no established source of revenue, has a working capital deficit and has suffered recurring losses from operations. Its difficulty in generating sufficient cash flow from operations to meet its obligations and sustain its operations, and management's estimates regarding the amount of pre-existing liabilities of the predecessor company raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Livingston Wachtell & Co., LLP
New York, New York
April 1, 2004

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


CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
April 11, 2003

                               WINWIN GAMING, INC.
                          (FORMERLY JUNUM INCORPORATED)
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2003

The accompanying notes are an integral part of these consolidated financial statements.

                                     Assets
                                     ------
Current assets:
   Cash and cash equivalents                                     $    350,334
   Prepaid expenses                                                     1,684
   Lottery ticket supplies                                             29,232
                                                                 ------------
        Total current assets                                          381,250

Property and equipment                                                 33,115
                                                                 ------------

        Total assets                                             $    414,365
                                                                 ============

               Liabilities & Stockholders' Deficiency
               --------------------------------------
Current liabilities:
   Accounts payable                                              $    132,542
   Accrued liabilities                                                629,889
   Accrued interest - debentures and note payable                     421,186
   Officers compensation payable                                      200,000
   Convertible debentures payable                                     375,000
   Note payable                                                        40,000
                                                                 ------------
        Total current liabilities                                   1,798,617

Convertible debentures payable                                      5,214,114
                                                                 ------------

        Total liabilities                                           7,012,731
                                                                 ------------
Commitments and contingencies - notes 2 and 10

Stockholders' deficiency:
   Preferred  stock,  issuable  in  series,  $.01  par
     value, 10,000,000 authorized shares
     Series A convertible voting preferred stock,
        $.01 par value, 25,000 shares authorized;
        None issued and outstanding                                     -
     Series B convertible non-voting preferred stock,
        $.01 par value, 25,000 shares authorized;
        None issued and outstanding                                     -
     Series C convertible non-voting preferred stock,
        $.01 par value, 25,000 shares authorized;
        None issued and outstanding                                     -
  Common stock, $0.01 par value,
     50,000,000 authorized shares;
     29,896,123 issued and outstanding                                298,961
  Additional paid-in capital                                        2,757,383
  Accumulated deficit from operations                              (4,650,110)
  Other capital deficit account                                    (5,000,000)
                                                                 -------------
        Stockholders' deficiency before stock subscription         (6,593,766)
           receivable
        Stock subscription receivable                                  (4,600)
                                                                 ------------

        Total stockholders' deficiency                             (6,598,366)
                                                                 ------------

        Total liabilities and stockholders' deficiency           $    414,365
                                                                 ============

  Tne accompanying notes are an integral part of these consolidated financial statements.

                               WINWIN GAMING, INC.
                          (FORMERLY JUNUM INCORPORATED)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                              (Restated)       Cumulative
                                            For the Period   Amounts Since
                                           From May 10, 2002  May 10, 2002
                              Year Ended     (Inception) to  (Inception) to
                             December 31,     December 31,    December 31,
                                 2003             2002            2003
                                 ----             ----            ----

Revenues                      $    7,415      $    -            $    7,415


Selling, general and
    administrative expenses    1,514,648       1,623,965         3,138,613
                              ----------      ----------        ----------

      Operating loss          (1,507,233)     (1,623,965)       (3,131,198)

  Other income (expenses)
    Reorganization expense    (1,059,372)          -            (1,059,372)
    Interest expense            (449,737)         (9,803)         (459,540)
                              ----------      ----------        ----------

      Net loss                $(3,016,342)    $(1,633,768)      $(4,650,110)
                              ============    ============      ===========


Basic and diluted net loss
   per share                  $      (.13)    $      (.09)
                              ===========     ===========

Weighted average number of
   common shares outstanding   23,749,482     18,000,000
                              ===========     ==========

  Tne accompanying notes are an integral part of these consolidated financial statements.

                               WINWIN GAMING, INC.
                          (FORMERLY JUNUM INCORPORATED)
                          (A Development Stage Company)

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                 FROM INCEPTON MAY 10, 2002 TO DECEMBER 31, 2003

                                         WINWIN GAMING. INC.                                   OTHER
                                             COMMON STOCK          ADDITIONAL  ACCUMULATED     CAPITAL
                                         --------------------       PAID-IN   DEFICIT FROM     DEFICIT   SUBSCRIPTION
                                         SHARES        AMOUNT       CAPITAL    OPERATIONS      ACCOUNT   RECEIVABLE        TOTAL
                                         ------        ------       -------    ----------      -------   ----------        -----
Balance at May 10,  2002, inception          -         $  -       $     -     $    -         $   -        $     -       $    -
   Stock issued for cash                 18,000,000      1,000          -          -             -              -             1,000
   Net loss for the period                   -            -             -        (482,268)       -              -          (482,268)
                                         ---------     -------    ----------  -----------    -----------  -----------   -----------
Balance at December 31, 2002
   - original                            18,000,000      1,000          -        (482,268)       -              -          (481,268)

   Restatement warrants issued to
       Consultants                           -            -        1,151,500   (1,151,500)       -              -            -
                                         ---------     -------    ----------  -----------    -----------  -----------   -----------
Balance at December 31, 2002,
   restated*                             18,000,000      1,000     1,151,500   (1,633,768)       -              -          (481,268)

   Debenture issued to stockholders          -            -             -          -          (5,000,000)       -        (5,000,000)
   Recapitalization as a result of
       reverse merger**                  5,225,107     231,251      (231,251)      -                            -            -
   Stock issued for cash                 1,353,263      13,532       878,871       -             -              -           892,403
   Stock subscription                        7,667        77           4,523       -             -             (4,600)       -
   Conversion of  debt to equity         1,087,000      10,870       364,130       -             -             -            375,000
   Conversion if accrued interest
      to equity                             76,092         761        37,285       -             -              -            38,046
   Stock issued for services                79,347         793       123,302       -             -              -           124,095
   Warrants issued for services              -            -          457,200       -             -              -           457,200
   Exercise of warrants                     25,000         250        12,250       -             -              -            12,500
   Cashless exercise of  warrants
       for stock                         4,042,647   40,427          (40,427)      -             -              -             -
   Net loss                                  -            -             -      (3,016,342)       -              -        (3,016,342)
                                         ---------     -------    ----------  -----------    -----------  -----------   -----------


BALANCE AT DECEMBER 31, 2003             29,896,123  $ 298,961  $  2,757,383  $(4,650,110)  $ (5,000,000)   $  (4,600)  $(6,598,366)
                                         ==========  =========  ============  ===========   ============    =========   ===========

* Balance of accumulated deficit from operations at December 31, 2002 - restated amount of $1,633,768 consists of the original reported loss of $482,268 and the effect of the restatement for warrants issued to consultants for services in 2002 for $1,151,500.
**    See note 1 regarding recapitalization of Win Win, Inc.

  Tne accompanying notes are an integral part of these consolidated financial statements.

                               WINWIN GAMING, INC.
                          (FORMERLY JUNUM INCORPORATED)
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (Restated)
                                                Year       For the Period   Cumulative Amounts
                                                Ended     From May 10, 2002 Since May 10, 2002
                                            December 31,   (Inception) to     (Inception) to
                                                2003      December 31, 2002 December 31, 2003
                                                ----      ----------------- -----------------
Cash flows from operating activities:
   Net loss                                   $(3,016,342)  $ (1,633,768)     $(4,650,110)
Adjustments to reconcile net loss to cash
  provided by (used in) operating
activities:
    Depreciation                                   4,704             -              4,704
    Reorganization expense                     1,059,372             -          1,059,372
    Warrants issued for services                 457,200       1,151,500        1,608,700
    Stock issued for services                    124,095             -            124,095
 Changes in operating assets and liabilities:
    Accounts receivable                            3,791          (6,475)          (2,684)
    Ticket supplies                              (29,232)            -            (29,232)
    Accounts payable                             (27,064)         34,137            7,073
    Accrued liabilities                         (139,014)          9,632         (129,382)
    Accrued interest                             449,600             -            449,600
                                              ----------    ---------------   -----------
Net cash used in operating activities         (1,112,890)       (444,974)      (1,557,864)
                                              ----------    ---------------   -----------
Cash flows from investing activities:
    Purchase of equipment                        (31,793)         (6,026)         (37,819)
                                              ----------    ---------------   -----------
    Net cash used in investing activities        (31,793)         (6,026)         (37,819)
                                              ----------    ---------------   -----------

Cash flows from financing activities:
   Proceeds from borrowings                      375,000         450,000          825,000
   Debentures issued                             214,114             -            214,114
   Stock issued for cash                         892,403           1,000          893,403
   Proceeds  from  the  exercise  of  stock       12,500             -             12,500
   warrants
   Proceeds from stock subscription receivabe      1,000             -              1,000
                                              ----------    ---------------   -----------
   Net  cash provided by financing activities  1,495,017         451,000        1,946,017
                                              ----------    -------------     -----------

Increase in cash and cash equivalents            350,334             -            350,334

Cash and cash equivalents - beginning of year      -                 -              -
                                              ----------    -------------     -----------

Cash and cash equivalents - end of year       $  350,334    $        -        $   350,334
                                              ==========    =============     ===========
Supplemental disclosures of noncash
     investing and financing activities:
        Conversion of the debt to equity      $  413,046    $        -        $   413,046
                                              ==========    =============     ===========
        Cashless exercise of warrants for     $   40,427    $        -        $    40,427
           stock                              ==========    =============     ===========
        Stock subscription receivable         $    4,600    $        -        $     4,600
                                              ==========    =============     ===========

See notes 1 and 7 regarding stock transactions and the share exchange agreement and the debentures. No cash was paid for interest and income taxes for the year ended December 31, 2003 and for the period from May 10, 2002 (inception) to December 31, 2002.


  Tne accompanying notes are an integral part of these consolidated financial statements.

                               WINWIN GAMING, INC.
                          (FORMERLY JUNUM INCORPORATED)
                          (A Development Stage Company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.    ORGANIZATION, NATURE OF OPERATIONS AND BUSINESS ACQUISITION

      WINWIN GAMING, INC.

      WinWin  Gaming,  Inc.  (the  "Company") a Delaware  corporation,  formerly called Junum Incorporated ("Junum"), Eurbid.com, Inc., LS Capital Corporation and Lone Star Casino Corporation, was incorporated on December 30, 1992. The Company, while operating under the name Junum Incorporated, was a technology-based financial services company specializing in providing credit management and related services to consumers and small business. On December 31, 2002, the Company amended its certificate of incorporation to change its name from Junum to WinWin Gaming, Inc.

      In September 2002, the Company discontinued all of its financial service operations. Due to a default by the Company on outstanding senior secured debt, the holder of the debt foreclosed on its collateral and the Company was required to transfer all of its operating assets to the holder of the senior secured debt. The Company, after the transfer of all its assets and the discontinuance of operations, was then seeking new entities to acquire or with which to merge.

      WINWIN, INC.

      WinWin, Inc., a Nevada corporation, (the "Operating Subsidiary") was incorporated May 10, 2002. The Operating Subsidiary is a lottery and gaming company with international operations. In 2002, the Operating Subsidiary acquired from its principal stockholders various types of licenses from several countries to develop, operate and market lotteries, land-based casinos and internet lottery and gaming sites. The Operating
      Subsidiary  offers  a  complete   "turn-key"  service  providing  funding,
      equipment, training, management, and marketing for lottery and gaming operations worldwide.

      WINWIN ACQUISITION CORP.

      WinWin Acquisition Corp., a Nevada corporation, (the "Operating Subsidiary") was incorporated on December 31, 2002. Pursuant to a stock exchange agreement, Acquisition Corp. became a wholly-owned subsidiary of the Company by exchanging 100% of its outstanding common stock for 18,522,853 shares of the Company's common stock. This transaction was effected to facilitate the acquisition of 100% of the Operating Subsidiary.

                               WINWIN GAMING, INC.
                          (FORMERLY JUNUM INCORPORATED)
                          (A Development Stage Company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.    ORGANIZATION, NATURE OF OPERATIONS AND BUSINESS ACQUISITION (Continued)

      ACQUISITION OF THE OPERATING SUBSIDIARY; THE SHARE EXCHANGES AND $5 MILLION DEBENTURE

      On March 31, 2003 (the "Acquisition Date") the Company and Acquisition Corp. entered into a stock exchange agreement with the Operating
      Subsidiary. Pursuant to the stock exchange agreement, the Operating Subsidiary became a wholly-owned subsidiary of Acquisition Corp. and an indirect wholly-owned subsidiary of the Company. The acquisition was effected under the stock exchange agreement when the stockholders of Operating Subsidiary exchanged all of the outstanding capital stock of Operating Subsidiary for 18,522,853 shares of the Company's common stock that was then held by Acquisition Corp. The Company's existing preferred stockholders converted 1,350,000 shares of preferred stock for 5,200,000 shares of common stock on the Acquisition Date. There were 25,107 shares of the Company's common stock outstanding and held by other stockholders on the Acquisition Date.

      Since, the Company had no significant activities at the Acquisition Date and the former stockholders of the Operating Subsidiary owned a majority of the issued and outstanding shares of common stock of the Company after the acquisition, this transaction was accounted for as a recapitalization of the Operating Subsidiary, whereby the Operating Subsidiary is deemed to be the accounting acquirer and has adopted the capital structure of the Company.

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

      On March 19, 2004, the Debenture was converted into 100,000 shares of the Company's common stock (refer to note 12 for proforma information).

                               WINWIN GAMING, INC.
                          (FORMERLY JUNUM INCORPORATED)
                          (A Development Stage Company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.    ORGANIZATION, NATURE OF OPERATIONS AND BUSINESS ACQUISITION
       (Continued)

      ACQUISITION OF THE OPERATING SUBSIDIARY; THE SHARE EXCHANGES AND $5 MILLION DEBENTURE (Continued)

      The equity reduction resulting from the issuance of the $5 million Debenture liability incurred to the former stockholders of the Operating Subsidiary that was the result of the acquisition, is being reported in the stockholders' deficiency section of the balance sheet, under the caption "Other capital deficit account".

      The shareholders of the Operating Subsidiary required, as a condition to negotiating the acquisition transaction with the Company and Acquisition Corp., that the Company convert all the outstanding preferred stock into common stock. The prior stock value reported on the Company's balance sheet at December 31, 2002 represented the estimated fair value of the consulting services provided by certain consultants to the Company. These shares were issued on December 31, 2000, in connection with a consulting agreement signed on November 15, 2000. Accordingly, as of April 1, 2003, the Company reached an agreement with the holders of its Series B Preferred Stock pursuant to which the holders exchanged 1,350,000 shares of Series B Preferred Stock for 5,200,000 shares of the Company's common stock, valued by management at approximately $0.25 per share, and warrants to purchase 4,200,000 shares of common stock exercisable at $0.25 per share. The original terms of these warrants were modified pursuant to a settlement agreement, dated October 15, 2003, (refer to note 4). The number of warrants is reduced to 4,000,000 with an exercise price of $0.25 per share. The expiration date of the warrants is June 1, 2007 and the warrants do not become exercisable until certain indemnification obligations specified in the indemnification and settlement agreement (refer to note 4) have been satisfied.

      The assets and liabilities of the Company were deemed to have been acquired by the Operating Subsidiary on the Acquisition Date. All financial information included in this report on Form 10-KSB that is as of a time prior to the Acquisition Date is the financial information of the Operating Subsidiary on a stand alone basis, as if the Operating Subsidiary had been the registrant required to file this report. The financial information from and after the Acquisition Date is that of the Company, the Operating Subsidiary, Acquisition Corp., and all other subsidiaries on a consolidated basis.

                               WINWIN GAMING, INC.
                          (FORMERLY JUNUM INCORPORATED)
                          (A Development Stage Company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.    ORGANIZATION, NATURE OF OPERATIONS AND BUSINESS ACQUISITION (Continued)

      ACQUISITION OF THE OPERATING SUBSIDIARY; THE SHARE EXCHANGES AND $5 MILLION DEBENTURE (Continued)

      A summary of assets and liabilities that, for accounting purposes, were deemed to have been acquired by the Operating Subsidiary from the Company, as determined by management at its estimated fair market value, as of the Acquisition Date and after the indemnification and settlement agreement (refer to note 4) and other adjustments, (refer to note 2) was as follows:

                Total assets                    $     -
                Total liabilities                1,059,372
                                                ----------

                Liabilities in excess of assets
                  deemed acquired from the
                  Company                       $1,059,372
                                                ==========


      Due to the recapitalization of the Operating Subsidiary, all reference to shares of the Operating Subsidiary's common stock have been restated to reflect the equivalent number of shares of the Company's common stock outstanding at the Acquisition Date. In other words, the shares of the Operating Subsidiary's outstanding common stock at March 31, 2003 were restated as 18,522,853 shares outstanding of the Company, as shown on the statement of stockholders' deficiency, "recapitalization as a result of the reverse merger" at March 31, 2003.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of the Operating Subsidiary and its subsidiary Lucky Win Win Cambodia, Inc. , prior to the Acquisition Date and the Company and all its subsidiaries after the Acquisition Date. The subsidiaries of Junum Incorporated were inactive and their corporate charters revoked by the states. These subsidiaries, reported by management as having minimal or no assets or liabilities, are Next Tech, Inc., Voleran, Inc., Junum Intellectual Property Holding Company, Inc. Junum Financial Services, Inc. Junum Company, Inc. and Junum Europe, Ltd. All material intercompany accounts and transactions have been eliminated in consolidation.

                               WINWIN GAMING, INC.
                          (FORMERLY JUNUM INCORPORATED)
                          (A Development Stage Company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION (Continued)

      The Operating Subsidiary formed a new subsidiary on March 17, 2003 called Lucky Win Win Cambodia, Inc. (the "Cambodian Subsidiary") and began lottery operations in Cambodia on May 15, 2003. The Company entered into a Management Services Agreement, dated May 12, 2003, with Golden Win Win Cambodia, Inc. ("Golden WinWin"), a Company owned and exclusively controlled by a director (the "director") of the Company. Golden WinWin and the director hold a renewable and non-transferable license granted by the Kingdom of Cambodia to conduct lotteries and lotto in Cambodia for an initial term of three years, expiring in August 2005.

      All of the Company's revenues in 2003 were derived from Cambodian lotteries. The income from these operations is subject to governmental regulation and reports, and to payments to the National Treasury of Cambodia.

      GOING CONCERN, CAPITAL RESOURCES AND BUSINESS RISKS ISSUES

      The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At December 31, 2003, current liabilities exceeded current assets by $1,417,367.

      The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of pre existing liabilities of the Company prior to the Acquisition Date and existing liabilities and commitments in the normal course of business after the Acquisition Date. At December 31, 2003, the Company had an accumulated deficit of $4,650,110 and total stockholders' deficiency of $3,016,342. The Company also realized a net loss of $2,497,008 and $1,633,768 for the years ended December 31, 2003 and period ended 2002, respectively.

      Operations to date have been primarily financed by debt and equity transactions. As a result, future operations are dependent upon the identification and successful completion of permanent equity financing, the continued support of present and future stockholders and ultimately, the achievement of profitable operations. Additionally, even if the Company continues to raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and positive cash flows. These financial statements do not include any adjustments related to recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

                               WINWIN GAMING, INC.
                          (FORMERLY JUNUM INCORPORATED)
                          (A Development Stage Company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      GOING CONCERN, CAPITAL RESOURCES AND BUSINESS RISKS ISSUES (Continued)

      The Company has material obligations owed to various investors, debenture holders, note holders, taxing authorities and trade creditors, a significant number of which are past due or otherwise in default. Several of these parties have filed suit to collect amounts owed to them. Some of the obligations are in dispute or have been restructured and will need to be paid in the future. No assurance can be made that the Company will be successful in repaying or restructuring the obligations, resolving the disputes or managing any litigation that ensues. Failure to successfully satisfy or settle one or more of these obligations would materially impact the Company's financial condition.

      As of December 31, 2003, a former subsidiary of Junum, Junum.com, Inc., which was foreclosed in 2002, had liabilities that may be the Company's responsibility. These liabilities include prior year's payroll taxes and the related penalties and interest. The majority of the past due payroll tax amounts may not have been reported to the Internal Revenue Service
      (IRS) and due to circumstances beyond the present management's control, the Company has been unable to obtain the necessary payroll records to determine the amount, if any, of these unpaid liabilities, therefore, a range of loss could not be estimated. The Company will seek the assistance of the IRS to resolve this matter in 2004, to determine if the Company is liable as a "Responsible Party" for any payroll taxes that are due for prior years, from Junum.com, Inc.'s payroll.

      Other factors that could effect the Company's future operating results and cause future results to vary materially from expectations include, but are not limited to, lower than anticipated lottery and gaming business derived from international clients, an inability to attract new clients and grow on its own, an inability to control expenses, technology changes in the lottery and gaming industry, changes in regulatory requirements, a decline in the use of lotteries as a mechanism for raising money for various social welfare projects in China and other countries, a decline in the financial stability of the Company's clients and general uncertain economic conditions overseas, especially in China. Negative developments in these or other risk factors could have a material adverse effect on the Company's future financial position, results of operations, cash flows and its ability to continue its operations.

                               WINWIN GAMING, INC.
                          (FORMERLY JUNUM INCORPORATED)
                          (A Development Stage Company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      CONTROL BY PRINCIPAL STOCKHOLDERS

      The directors, executive officers and their affiliates or related parties, own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets or business.

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

      SIGNIFICANT ESTIMATES AND PREACQUISITON CONTINGENT LIABILITIES

      Several areas require management's estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to valuation of the Company's liabilities that were deemed acquired by the Operating Subsidiary in the reverse acquisition (see below), valuation of payroll tax and other contingent liabilities and the valuation of the stock warrants and options issued and outstanding.

      The Company retained all of the liabilities that it had prior to the reverse acquisition with the Operating Company, when the Company operated under the name Junum, including those liabilities that it incurred in connection with a series of separate businesses that it operated under different management groups since inception in December 31, 1992 (collectively, these liabilities relating to the prior operations of the Company are referred to as the "Junum Liabilities"). In accordance with
      FASB Statement No. 141, Accounting for Business Combinations, if a preacquisition contingency can be determined, that preacquisition contingency is required to be accrued. Management has estimated its exposure to the Junum Liabilities at the Acquisition Date. For those trade accounts payable liabilities arising prior to January 1, 2000 (the "Pre-2000 Junum Liabilities") management has determined that such exposure is insignificant due to the passage of the applicable statue of limitations relating to those liabilities. Therefore, management has written off $253,997 of trade accounts payable, out of a total of $379,466 Pre-2000 Junum Liabilities. The financial statements also include Junum Liabilities arising on or after January 1, 2000. These liabilities have not been written off, however, they may be written off in the future as the applicable statutes of limitations pass.

                               WINWIN GAMING, INC.
                          (FORMERLY JUNUM INCORPORATED)
                          (A Development Stage Company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      SIGNIFICANT   ESTIMATES   AND   PREACQUISITION    CONTINGENT   LIABILITIES
      (Continued)

      The Company intends to challenge payment claims for most of the recorded liabilities as well as any claims for unrecorded liabilities. It is reasonably possible that the Company will not actually have to pay a material portion of these recorded liabilities. It is also reasonably possible that the Company will be required to pay claims for unrecorded liabilities, from the identified pre-2001 potential liabilities, plus liabilities as yet unidentified. Such amounts could be material. The range of loss from potential unrecorded liabilities cannot be estimated. The Company has not been presented with any claims from Junum creditors other than some pending legal proceedings (refer to note 9).

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

      Because these contracts include significant customization and modification and other services prior to customer acceptance that are considered essential to the lottery software inherent in the lottery systems, revenue is recognized using completed contract accounting. Under completed contract accounting, amounts due to the Company, and costs incurred by the Company in constructing the lottery system, prior to customer acceptance, are deferred. Revenue attributable to the lottery system is recognized upon customer acceptance as long as there are no substantial doubts regarding collectibility.

      Lottery fee revenues, including fees from the sale of lottery tickets are recognized in the period the tickets are sold. Consulting revenue is recognized when the consulting service has been provided.

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid debt investments with a maturity of three months or less as cash equivalents.

                               WINWIN GAMING, INC.
                          (FORMERLY JUNUM INCORPORATED)
                          (A Development Stage Company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      ACCOUNTS RECEIVABLE

      Financial instruments that potentially will subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Products and consulting services are all sold to international customers.

      ALLOWANCE FOR DOUBTFUL ACCOUNTS

      The Company extends credit to its customers, following an investigation of creditworthiness, on terms that it establishes for each customer, primarily on an unsecured basis. The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses.

      LOTTERY SUPPLIES VALUATION

      Lotteries supplies are stated at the lower of cost or estimated realizable value. Adjustments to reduce the inventories to estimated realizable value, including allowances for excess and obsolete inventories, are determined quarterly by comparing inventory levels of individual items to historical usage rates, and estimated future sales. Actual amounts realized upon the sale of inventories may differ from estimates used to determine inventory valuation allowances due to technology changes and other factors for each particular international welfare lottery.

      EQUIPMENT

      Expenditures for maintenance, repairs and betterments, which do not materially extend the normal useful life of an asset, are charged to operations as incurred. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

      Depreciation and amortization are provided for financial reporting on the accelerated and the straight-line methods over the estimated useful lives of the respective assets as follows:

                                                Estimated
                                                Useful Lives
                                                ------------

             Computer equipment        5 years

                               WINWIN GAMING, INC.
                          (FORMERLY JUNUM INCORPORATED)
                          (A Development Stage Company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      LONG-LIVED ASSETS

      The Company periodically evaluates the value of long-lived assets for potential impairment. If an impairment is indicated, based on estimated undiscounted future cash flows that are less than the carrying value of the asset, such impaired assets are written down to their estimated fair value.

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

      The Company did not provide any current or deferred income tax provision or benefit for any periods presented to date because it has experienced a net operating loss since inception and other than the net operating loss, has no other deferred tax assets or liabilities.

                               WINWIN GAMING, INC.
                          (FORMERLY JUNUM INCORPORATED)
                          (A Development Stage Company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The recorded amounts of financial assets and liabilities at December 31, 2003 approximate the fair value based on the Company's incremental borrowing rate or due to the relatively short period of time between origination of the instruments and their expected realization. It is not practicable to estimate the fair value of Junum liabilities because these liabilities are expected to be paid over time at some future settled amount.

      CONCENTRATION OF CREDIT RISK

      Cash in bank accounts is at risk to the extent that it exceeds Federal Deposit Insurance Corporation insured amounts. To minimize risk, the Company places its cash with high credit quality institutions. Substantially all cash is deposited in one prominent U.S. bank.

      LOSS PER SHARE

      The Company accounts for loss per share under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Loss Per Share, which requires a dual presentation of basic and diluted loss per share. Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed assuming the conversion of convertible preferred stock and the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants.

      RECLASSIFICATIONS

      Certain accounts in the prior years' restated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year's financial statements. These reclassifications had no effect on previously reported net loss.

                               WINWIN GAMING, INC.
                          (FORMERLY JUNUM INCORPORATED)
                          (A Development Stage Company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


3.    LOSS PER SHARE

      Basic loss per common share ("LPS") is calculated by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options. No diluted loss per share amounts are disclosed separately because their effect is antidilutive, due to the loss reported by the Company.

      The weighted average number of shares outstanding prior to the Acquisition Date has been computed using the shares of the Operating Subsidiary exchanged as of March 31, 2003 plus the outstanding shares of the Company from the date of the reverse acquisition. Common stock equivalents (warrants) totaling 5,802,953 and 2,337,500 at December 31, 2003 and 2002, respectively, are not included in the diluted loss per share for the year ended December 31, 2003 and period ended 2002, as they are anti-dilutive.

      FOREIGN CURRENCY TRANSLATION

      The functional currency for each foreign subsidiary in 2003 was the U.S. dollar. Foreign currency translation and transaction gains or losses were not material in 2003 and 2002.


4.    INDEMNIFICATION AND SETTLEMENT AGREEMENT

      On October 15, 2003, the Company entered into a comprehensive settlement ("Indemnification Agreement") and mutual release agreement with former holders of the Company's warrants, who received those warrants upon the conversion of preferred stock that was previously held by them, and some of the Company's prior service providers (collectively, the "Settling
      Parties"). In March 2004, the 4,000,000 shares held by the Settling Parties were sold in a private transaction to an unrelated third party shareholder, who also is a holder of a secured subordinated debenture for financing up to $2.5 million. The settling parties were released from investing any of proceeds from the sale of the 4 million shares back to the Company.

      Pursuant to the Indemnification Agreement, one of the Settling Parties provided the Company with indemnification for up to $768,500 in damages from claims asserted against the Company by any third party arising from any action or failure to act or any circumstance or fact existing or arising on or prior to March 31, 2003. In October 2003, the Settling Parties reported to the Company, that it had satisfied its Indemnification Agreement by settling outstanding claims totaling $875,503.

      The settlement agreement also provides for mutual releases of claims that each of the parties and their affiliates have against the other parties, including releases for unknown and contingent claims.

                               WINWIN GAMING, INC.
                          (FORMERLY JUNUM INCORPORATED)
                          (A Development Stage Company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


5.    EQUIPMENT

      Equipment at cost at December 31, 2003 consists of:


         Computer software and equipment  $  37,819

         Less: accumulated depreciation      (4,704)

              Total                       $  33,115
                                          =========

      Depreciation expense for the year ended December 31, 2003 and period ended 2002 was $4,704 and $-0-, respectively.


6.    INCOME TAXES

      The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes."

      As of December 31, 2003, the Company has available federal net operating loss carryforwards to offset future taxable income of $25,300,000, which includes $22,400,000 net operating loss carryforward from Junum prior to the Acquisition Date. The federal net operating loss carryforwards expire during the years 2012 through 2023.

      The Company has recorded a full valuation allowance against the deferred tax assets of $7,590,000, including the federal and state net operating loss carryforwards as management believes that it is very likely that substantially all of the deferred tax assets will not be realized. The change in the valuation allowance, based on a 30% effective tax rate, in 2003 was an increase of approximately $905,000.

      The utilization of the net operating loss will be subject to a substantial limitation due to the "Change of ownership provisions" under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation will result in the expiration of must of the net operating loss before its utilization.

                               WINWIN GAMING, INC.
                          (FORMERLY JUNUM INCORPORATED)
                          (A Development Stage Company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


7.    ACCRUED LIABILITIES, NOTES PAYABLE AND SHORT-TERM DEBENTURES PAYABLE

      During 2001 and 2000, the Company issued to certain investors 11% convertible debentures, due six months after execution of each debenture agreement. Attached to each debenture unit of $50,000 are warrants to purchase 33,333 shares of common stock. The debentures are convertible upon issuance of registered shares of common stock at $1.50 per share. All maturity dates were extended to June 30, 2002 but are now all past due.
      Additional warrants may have been granted to Debenture holders for extending the due date. The principal balance of the 11% convertible debentures outstanding at December 31, 2003 and March 31, 2003 was $25,000 and $175,000, respectively. The total estimated stock warrants outstanding to the 11% debenture holders to purchase shares of common stock are 16,666 and 116,666 at December 31, 2003 and March 31, 2003, respectively. Since the Acquisition Date, the holder of this debenture has not yet requested that the outstanding debenture amount be paid.

      During 2001, the Company also issued 12% convertible debentures originally due February of 2002, which was extended to June 30, 2002 and are now in default. The principal balance due at December 31, 2003 and March 31, 2003 was $250,000 and $650,000, respectively.

          Accrued Liabilities:
              Payroll tax liabilities and other pre 2000
                      Junum liabilities (refer to note 2)    $ 366,403
              Legal judgments - Junum liabilities
                      (refer to notes 9 and 12)                192,500
              Other                                             70,986
                                                             ---------

                      Total                                  $ 629,889
                                                             =========

      As explained in notes 1 and 2, the above Convertible Debentures and Accrued Liabilities occurred prior to the reverse acquisition of the Operating Company on March 31, 2003. At December 31, 2003, there is an uncertainty to the dollar range of which these liabilities will be ultimately settled.

      The ultimate disposition of these liabilities by the Company can be significantly more or less than the amounts reported in the consolidated balance sheet.

      The liabilities of the Operating Subsidiary at December 31, 2003, consisted primarily of unsecured promissory payable of $40,000 with interest payable at an annual interest rate of 12%.

                               WINWIN GAMING, INC.
                          (FORMERLY JUNUM INCORPORATED)
                          (A Development Stage Company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


7.    ACCRUED LIABILITIES, NOTES PAYABLE AND SHORT-TERM DEBENTURES PAYABLE

      On April 1, 2003, the Company issued to a shareholder of the Company, a secured subordinated debenture (the "Second Subordinated Debenture") due December 31, 2007 for up to $2,500,000 of financing. The debenture bears interest at ten percent per annum on any outstanding amount thereunder, and is convertible at any time by the holder into common stock at a conversion price equal to the average closing price of the Company's common stock for the twenty trading days prior to conversion. The principal balance of the debenture is equal to the amount of cash advanced to the Company by the shareholder from time to time. The shareholder may discontinue advances at any time and is not obligated to make any advance or any additional advances under the debenture. As of December 31, 2003, the shareholder had advanced a total of $176,614 under this Second Subordinated Debenture.

      Total interest costs incurred and expensed for the year ended December 31, 2003 and period ended 2002 was $449,737 and $9,803, respectively.


8.    RELATED PARTY STOCK TRANSACTIONS AND OTHER STOCK WARRANTS TRANSACTIONS

      The total number of shares of capital stock authorized to be issued by the Company is 50,000,000 shares of Common Stock, $.01 par value. Each share of capital stock entitles the holder thereof to one vote at each meeting of the stockholders of the Company.

      During 2002, the Operating Subsidiary issued at various dates, 2,662,500 stock purchase warrants to investors and consultants that remain outstanding, with five year terms to purchase additional shares of common stock, at exercise prices of $.25 and $0.50 per share. The obligations under these warrants were automatically assumed by the Company, and the warrants were automatically converted into warrants to purchase the same number of shares of the Company's common stock, at the same exercise price, under the terms of the warrants and of the Stock Exchange Agreement among the Operating Subsidiary, the Company and Acquisition Corp. The warrants issued to consultants in 2002 for services in 2002, were not valued and properly expensed, therefore the 2002 financial statements were restated (refer to note 14).

      In connection with the acquisition discussed in note 1, during 2003 the Operating Subsidiary issued 787,500 stock purchase warrants that remain outstanding, to certain investors, consultants and advisors to the Company. Each warrant is convertible into one share of the Company's common stock at an exercise price of $0.50 per share. These warrants expire 5 years from the dates of issuances. The estimated fair market value using the Black-Scholes option pricing model of the total warrants issued for 2003 services was $457,200, for the year ended December 31, 2003.

      In connection with raising $500,000 through a private placement of 667,000 shares of its common stock ($0.75/share) under Regulation D of the Securities Act, the Company issued 667,000 stock purchase warrants. Each warrant is convertible into one share of the Company's Common Stock at an exercise price of $0.75 per share. These stock warrants expire 5 years from the date of issuance in 2003.

                               WINWIN GAMING, INC.
                          (FORMERLY JUNUM INCORPORATED)
                          (A Development Stage Company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


8.    RELATED PARTY STOCK TRANSACTIONS AND OTHER STOCK WARRANTS TRANSACTIONS

      During the year ended December 31, 2003, the Company converted $387,500 of promissory notes payable and $38,046 of accrued interest into 1,163,092 shares of common stock.

      During the year ended December 31, 2003, the officers provided consulting services to the Company. The total consulting services were approximately $349,000 for the year ended December 31, 2003.


9.    LEGAL PROCEEDINGS

      The Company and its subsidiaries are defendants in various lawsuits. The Company is contesting these actions but is unable to predict their ultimate outcome. Included in the balance sheet at December 31, 2003, under the caption accrued liabilities, are management's estimates of the required reserves for such claims, which total $192,500. The Company believes it is unlikely it will be required to make payments in excess of this amount.

      A former Chief Executive Officer, President and director, ("prior CEO") who was the largest stockholder of the Company prior to March 31, 2003, has filed several civil actions against the Company and others in the Superior Court of the State of California for the County of Los Angeles (Central District), and in the County of Orange, California. The complaints allege a breach of an employment and other contract breach of fiduciary duty, breach of covenant of good faith and fair dealing, breach of a $1 million promissory note, intentional and negligent interference with prospective business and economic advantage, conversion, and seek damages in excess of $3,000,000 and other relief. The Company is vigorously contesting these civil actions.

      The Company has filed counter-claims against the prior CEO for fraud and misappropriation of corporate assets, and is seeking damages in excess of $15 million.

      In the event that the Company is unsuccessful in defending its pending litigation, or is unsuccessful in resolving and settling these cases for the amounts it presently anticipates, the Company would likely be forced to discontinue its operation or may file for bankruptcy protection.


10.   OTHER COMMITMENTS AND CONTINGENCIES

      At December 31, 2002, the Company transferred its subsidiary Junum.com, Inc., to a senior lender, and had payroll tax and other liabilities. The Company may be held liable for some or all of these liabilities (refer to note 2) as a "Responsible Person" under the IRS rules.

                               WINWIN GAMING, INC.
                          (FORMERLY JUNUM INCORPORATED)
                          (A Development Stage Company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


10.   OTHER COMMITMENTS AND CONTINGENCIES (Continued)

      On December 15, 2003, the Company through its Chinese wholly-owned subsidiary, WinWin Consulting (Shanghai) Co. Ltd. ("WinWin Shanghai"), entered into a Cooperation Agreement (the "Cooperation Agreement") with the Shanghai Welfare Lottery Issuing Center ("Shanghai Lottery") and a TV Cooperation Agreement (the "TV Cooperation Agreement") with Shanghai Lottery.

      Pursuant to the Cooperation Agreement, Shanghai Lottery retained WinWin Shanghai on an exclusive basis to provide advice and counsel on lottery management, lottery television programs, lottery sales, marketing, promotion, distribution and training of sales and marketing personnel associated with the foregoing relating to a new online instant lottery ticket game or series of games recently approved by the Central Government of China ("Games") for rollout in the Shanghai municipal district. In addition, WinWin Shanghai is obligated to provide the services necessary to accomplish the production of a new online instant lottery ticket television program tied to the Games for broadcast with one or more of Shanghai Lottery's partners at local television stations.

      WinWin Shanghai will bear all out of pocket costs relating to the implementation of the foregoing services during the first year of the three year term of the Cooperation Agreement. During the second and third years of the Cooperation Agreement, the cost of implementation shall be at the expense of the lottery operation itself and paid out of the revenues generated by the Games.

      The Cooperation Agreement also provides that Shanghai Lottery will ensure that at least one television station in Shanghai municipal district will broadcast 50 episodes of the new online instant lottery television game show.

      In consideration for the services provided by WinWin Shanghai, WinWin Shanghai will receive on a quarterly basis a percentage of the aggregate gross revenue of the Games that are tied to the television shows and the specific Games that the parties designate in advance will benefit directly from WinWin Shanghai's services, advice, action, investment in out of pocket expenses, know how or other intellectual property. The percentage payable to WinWin Shanghai will be adjusted up or down in the second and third years of the term of the Cooperation Agreement based on increases or decreases in overall revenues derived from the Games.

      The TV Cooperation Agreement further elaborates the agreement between WinWin Shanghai and the Shanghai Lottery regarding the production of a TV program (the "TV Program") tied to the Games. Pursuant to the TV Cooperation Agreement, WinWin Shanghai is obligated to retain Shanghai Lottery or its affiliate to produce a pilot program at a cost to WinWin Shanghai of $10,000. The pilot program will be used to obtain the approval of the TV Program from regulating authorities in China. In addition, WinWin Shanghai is obligated to pay Shanghai Lottery $ 362,463 for the production and broadcast of 50 original programs. The copyright for the programs will remain with both parties.

                               WINWIN GAMING, INC.
                          (FORMERLY JUNUM INCORPORATED)
                          (A Development Stage Company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


10.   OTHER COMMITMENTS AND CONTINGENCIES (Continued)

      The Company also has a rental agreement with a non-related party for the offices occupied by WinWin Shanghai at $2,200 per month, expiring on September 4, 2004.


11.   STOCK OPTION PLANS

      On December 5, 2003 the Board of Directors adopted the Company's 2003 Stock Option Plan, which allows the Board of Directors to grant stock options to certain employees, consultants and directors at a price equal to 100% of the fair market value of stock on the date of grant for incentive stock options and as low as 50% of the fair market value for non-statutory options. The stock option plan also permits grants of options to purchase shares of restricted common stock at a minimum price of $.01 per share. The maximum number of shares that can be granted under the Plan is 5,000,000 shares and the maximum amount of options that can be granted to one individual, can be no more than 2,000,000 shares. The option and vesting periods are determined by the Board of Directors, but can be no more than 10 years after the date of which the option is granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options outstanding at December 31, 2003, under the 2003 Stock Option Plan. There were outstanding stock options issued by Junum, but after Junum did several reverse stock splits in 2000 and 2002, the outstanding options under the Junum Stock Option Plan established in 1999, at December 31, 2002 was 1,387. It is remote that these options would be exercised at a future date, due to the weighted average exercise price reported at December 31, 2002 was $2,550 per share.


12.   SUBSEQUENT EVENTS

      On March 19, 2004, the former stockholders of the Operating Subsidiary converted the $5 million debenture note and accrued interest payable of $418,313 (refer to note 1), into 100,000 shares of the Company's common stock. On April 1, 2004, Arthur Petrie, one of the Company's directors, forgave $176,614 of principal and accrued interest under a debenture in exchange for 353,228 shares of our common stock and three-year warrants to purchase 353,228 shares of our common stock at an exercise price equal to $0.50 per share. In order to induce Mr. Petrie to convert the debenture immediately, the Company permitted him to convert the debenture at a rate of $0.50, instead of the $0.765 price that would have otherwise been applicable to the conversion and the Company granted Mr. Petrie the aforementioned warrants.

                               WINWIN GAMING, INC.
                          (FORMERLY JUNUM INCORPORATED)
                          (A Development Stage Company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


12.   SUBSEQUENT EVENTS (Continued)

      The proforma balance sheet at December 31, 2003, giving effect to the above transactions, as if they occurred on December 31, 2003 are as follows:

      Pro Forma Condensed Balance Sheet at December 31, 2003
      ------------------------------------------------------

                                              As Reported in       Pro Forma
                                              Accompanying       Adjustments          Pro Forma
                                                Financial       for Subsequent         Balance
                                               Statements            Events             Sheet

                                                Assets
                                                ------

       Current  assets                         $     381,250     $     -             $   381,250
       Property & equipment                           33,115           -                  33,115
                                               -------------     -------------       -----------

            Total Assets                       $     414,365     $     -             $   414,365
                                               =============     =============       ===========

                               Liabilities and stockholders' deficiencyz
                               -----------------------------------------

      Current Liabilities
       Accounts payable and accrued
      liabilities                              $   1,183,617     $    (418,313)      $   765,304
       Payable to shareholder                        200,000           -                 200,000
       Convertible debentures payable                375,000           -                 375,000
       Note payable                                   40,000           -                  40,000
       Convertible debenture payable               5,214,114        (5,176,614)           37,500
                                               -------------     -------------       -----------

            Total liabilities                      7,012,731        (5,594,927)        1,417,804
                                               -------------     -------------       -----------

      Stockholders' Deficiency
          Preferred stock                             -        -                           -
            Common stock                             298,961             8,065           307,026
            Additional paid-in capital             2,238,049           586,862         2,824,911
            Accumulated deficit from operations   (4,130,776)          -              (4,130,776)
            Other capital deficit account         (5,000,000)        5,000,000             -
                                               -------------     -------------       -----------

            Total stockholders'  deficiency       (6,593,766)        5,594,927          (998,839)
                                               -------------     -------------       -----------

            Stock subscription receivable             (4,600)          -                  (4,600)
                                               -------------     -------------       -----------

            Total liabilities and
               stockholders' deficiency        $     414,365     $     -             $   414,365
                                                =============     =============       ===========

                               WINWIN GAMING, INC.
                          (FORMERLY JUNUM INCORPORATED)
                          (A Development Stage Company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


12.   SUBSEQUENT EVENTS (Continued)

      On March 10, 2004 the Company settled a preexisting legal claim against Junum Incorporated with Valueclick, Inc. The Company is to transfer 27,778 shares of restricted common stock, valued at .90 per share, and pay $2,500 within 30 days of the settlement date, for a total settlement of $27,500. This settlement was included in accrued liabilities at December 31, 2003.

      On January 5, 2004, the Company settled a pre-existing legal claim against Junum.com., Inc. with John Counts. The Company is to pay John Counts $60,000 in cash and issue 47,500 shares of its common stock, valued at $.95 per share on January 5, 2004 for total settlement of $107,500.

13.   OPERATING SEGMENTS

      The Company presently has only one operating segment at December 31, 2003, the distribution of lottery tickets which are sold in Cambodia. The assets owned by the Company and located in Cambodia consisted of ticket supplies, which totaled $29,232 at December 31, 2003.

14.   RESTATEMENT OF PREVIOUSLY ISSUED AUDITED FINANCIAL STATEMENTS

      The operating subsidiary determined that it misinterpreted or misapplied generally accepted accounting principles in respect to the valuation of stock warrants which totaled $1,151,500, that were issued to various consultants for services rendered in 2002. As a result, it has restated the audited financial statements for the period ended December 31, 2002.

      The following tables set forth the effects of the restatement adjustments:

                                                                   Period Ended
                                                                   December 31,
                                      Originally                        2002
                                        Reported      Restated         Change

      Statement of Income
      -------------------
      Loss from operations             $  472,465    $1,623,965     $1,151,500
                                       ----------    ----------     ----------
      Net loss                         $  482,268    $1,633,768     $1,151,500
                                       ==========    ==========     ==========
      Balance Sheet
      -------------
      Assets                           $   12,502    $   12,502     $    -
                                       ==========    ==========     ==========
      Liabilities                      $  493,770    $  493,770          -
      Shareholders' deficiency
        Common stock
          1000 authorized
          1000 issued and outstanding       1,000         1,000         -
        Accumulated deficit              (482,268)   (1,633,768)    (1,151,500)
        Paid in capital                      -        1,151,500      1,151,500
                                       ----------    ----------     ----------

   Total liabilities and stockholders' $   12,502    $   12,502     $   -
                                       ==========    ==========     ==========

                               WINWIN GAMING, INC.
                          (FORMERLY JUNUM INCORPORATED)
                          (A Development Stage Company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


15.   NEW ACCOUNTING PRONOUNCEMENTS

            In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which is an interpretation of "Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FIN 46 requires a variable interest entity (VIE) to be consolidated by a company that is considered to be the primary beneficiary of that VIE. In December 2003, the FASB issued FIN No . 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN" 46-R") to address certain FIN 46 implementation issues. The effective dates and impact FIN 46 and FIN 46-R for the Company's consolidated financial statements are as follows:

      1. Special purpose entities ("SPEs") created prior to February 1, 2003. The Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. The Company has determined that it has no SPE's.

      2. Non-SPEs created prior to February 1, 2003. The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. While not required, the Company could elect to adopt FIN 46 or FIN 46-R for these non-SPEs as of the end of the first interim or annual reporting period ending after December 15, 2003. Management does not believe that the adoption of this provision will have a material effect on the Company's financial position, results of operations or cash flows.

      3. All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The Company is required to apply the provisions, of FIN 46 unless management elects to early adopt the provisions of FIN 46-R as of the first interim or annual reporting period ending after December 15, 2003. If the Company does not elect to early adopt FIN 46-R, then the Company is required to apply FIN 46-R to these entities as of the end of the first interim or annual reporting period ending after March 15, 2004. The Company has not entered into any material joint venture or partnership agreements subsequent to January 31, 2003 and the Company does not expect to enter into any such material agreements during the first interim period ended January 31, 2004. If the Company enters into any significant joint venture and partnership agreements in the future that would require consolidation under FIN 46 or FIN 46-R, it could have a material impact on the Company's future consolidated financial statements.

                               WINWIN GAMING, INC.
                          (FORMERLY JUNUM INCORPORATED)
                          (A Development Stage Company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


15.   NEW ACCOUNTING PRONOUNCEMENTS (Continued)

      In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classifies a financial instrument that is within its scope as a liability (or an asset in come circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for the Company's fourth quarter of 2003. The adoption of SFAS No. 150 is not expected to have a material impact on the Company's future financial position, results of operations or cash flows.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As the Company does not intend to adopt the provisions of SFAS No. 123, the Company does not expect the transition provisions of SFAS No. 148 to have a material effect on its results of operations or financial condition.

      In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded on the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees, including indemnifications, that an entity has issued and a roll forward of the entity's product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued or modified after December 31, 2002.

                                  EXHIBIT INDEX


      EXHIBIT
      NO.               EXHIBIT DESCRIPTION
      ----------------  --------------------------------------------------------

      10.28             Form  of   Subscription   Agreement   used  for  private
                        placements

      10.29             Form of Warrant used for private placements

      10.30             WinWin Gaming Inc. 2003 Stock Plan

      10.31 Form of WinWin Gaming Inc. Stock Option Agreement under 2003 Stock Plan

      10.32 Form of WinWin Gaming Inc. Restricted Stock Grant Agreement under 2003 Stock Plan

      14                Code of Ethics

      21.               A description of the subsidiaries of the Company

      31.1              Rule   13a-14(a)/15d-14(a)    Certification   of   Chief
                        Executive Officer

      31.2              Rule   13a-14(a)/15d-14(a)   Certification   of   Acting
                        Treasurer

      32                Section 1350 Certifications