Form 10QSB
period 2004-03-31
WINWIN GAMING INC
filed 2004-05-20
CIK 897545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT
                          Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
                          Commission File No. 000-30611

                               WINWIN GAMING, INC.
         --------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


              Delaware                               84-1300072
    ------------------------------                 ---------------
   (State or Other Jurisdiction of                (I.R.S. Employer
    Incorporation or Organization)               Identification No.)


       2980 South Rainbow Boulevard, Suite 200 K, Las Vegas, Nevada 89146
       ------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (702) 233-4138
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

      The number of shares outstanding of each of the issuer's classes of common equity, as of May 10, 2004 are as follows:

           Class of Securities              Shares Outstanding
        --------------------------       ------------------------
      Common Stock, $0.01 par value             36,204,629

Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                                ----     ----

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2004
                                   (UNAUDITED)


ITEM 1.     FINANCIAL STATEMENTS

                                        Assets
Current assets:
     Cash and cash equivalents                                      $   761,011
     Lottery ticket supplies                                             29,232
                                                                    -----------
           Total current assets                                         790,243

Property and equipment, net                                              30,606
                                                                    -----------

           Total assets                                             $   820,849
                                                                    ===========

             Liabilities & Stockholders' Deficiency
Current liabilities:
     Accounts payable                                               $   170,682
     Accrued expenses                                                   614,669
     Officers compensation payable                                      240,000
     Accrued interest - debentures and note payable                      16,541
     Convertible debentures payable                                     589,114
     Note payable                                                        35,000
                                                                    -----------

           Total current liabilities                                  1,666,006
                                                                    -----------
Commitments and contingencies

Stockholders' deficiency:
     Preferred stock, issuable in series, $.01 par value,
       10,000,000  authorized shares Series A convertible
           voting preferred stock, $.01 par value,
           25,000 shares authorized;
           None issued and outstanding                                       --
       Series B convertible non-voting preferred stock,
           $.01 par value, 25,000 shares authorized;
           None issued and outstanding                                       --
       Series C convertible non-voting preferred stock,
           $.01 par value, 25,000 shares authorized;
           None issued and outstanding                                       --
   Common stock, $0.01 par value,
       50,000,000 authorized shares;
       33,031,401 shares issued and outstanding                         330,314
   Additional paid-in capital                                         3,964,653
   Accumulated deficit from operations                               (5,090,124)
                                                                    -----------
           Stockholders' deficiency
            before stock subscription receivable                       (795,157)
           Stock subscription receivable                                (50,000)
                                                                    -----------

           Total stockholders' deficiency                              (845,157)
                                                                    -----------

           Total liabilities and stockholders' deficiency           $   820,849
                                                                    ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Cumulative
                                                               Amounts Since
                                                                May 10, 2002
                                       Three Months            (Inception) to
                                       Ended March 31,           March 31,
                                ----------------------------    -----------
                                    2004            2003            2004
                                ------------    ------------    ------------

Revenues                        $      9,512    $         --    $     16,927


Selling, general and
     administrative expenses         432,997         362,844       3,571,610
                                ------------    ------------    ------------

         Operating loss             (423,485)       (362,844)     (3,554,683)

  Other income (expenses)
     Reorganization expense               --        (835,820)     (1,059,372)
     Interest expense                (16,529)        (51,019)       (476,069)
                                ------------    ------------    ------------

         Net loss               $   (440,014)   $ (1,249,683)   $ (5,090,124)
                                ============    ============    ============


Basic and diluted net loss
    per share                   $       (.01)   $       (.07)
                                ============    ============

Weighted average number of
    common shares outstanding     30,301,379      18,548,541
                                ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                               WINWIN GAMING, INC.
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            Three Months        Cumulative Amounts
                                                               Ended            Since May 10, 2002
                                                              March 31,           (Inception) to
                                                        2004           2003       March 31, 2004
                                                     -----------    -----------    -----------
Cash flows from operating activities:

Net cash used in operating activities                   (296,078)      (242,928)    (1,853,942)
                                                     -----------    -----------    -----------

Cash flows from investing activities:
     Purchase of equipment                                (2,845)            --        (40,664)
                                                     -----------    -----------    -----------
     Net cash used in investing activities                (2,845)            --        (40,664)
                                                     -----------    -----------    -----------

Cash flows from financing activities:
     Proceeds from borrowings                                 --        175,000        825,000
     Due to related party                                     --       (150,000)            --
     Debentures issued                                        --             --        214,114
     Payments on borrowings                               (5,000)            --         (5,000)
     Stock issued for cash                               710,000        270,422      1,603,403
     Proceeds from the exercise of stock warrants             --             --         12,500
     Proceeds from stock subscription receivable           4,600             --          5,600
                                                     -----------    -----------    -----------
     Net cash provided by financing activities           709,600        295,422      2,655,617
                                                     -----------    -----------    -----------

Increase in cash and cash equivalents                    410,677         52,494        761,011

Cash and cash equivalents - beginning of period          350,334             --             --
                                                     -----------    -----------    -----------

Cash and cash equivalents - end of period            $   761,011    $    52,494    $   761,011
                                                     ===========    ===========    ===========
Supplemental disclosures of noncash
       investing and financing activities:
           Conversion of the debt to equity          $   448,373    $        --    $   861,419
                                                     ===========    ===========    ===========
           Cashless exercise of warrants for stock   $        --    $        --    $    40,427
                                                     ===========    ===========    ===========
           Retirement of debentures                  $ 5,000,000    $        --    $ 5,000,000
                                                     ===========    ===========    ===========
           Stock subscription receivable             $    50,000    $        --    $    54,600
                                                     ===========    ===========    ===========


      See notes 1 and 5 regarding stock transactions and the share exchange agreement and the debentures. No cash was paid for interest and income taxes for the three months ended March 31, 2004 and 2003 and for the period from May 10, 2002 (inception) to March 31, 2004.

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    ORGANIZATION AND NATURE OF OPERATIONS

      UNAUDITED INTERIM FINANCIAL STATEMENTS

      The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim unaudited consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2003, which is included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    ORGANIZATION AND NATURE OF OPERATIONS (Continued)

      WINWIN ACQUISITION CORP.

      WinWin Acquisition Corp., a Nevada corporation, (the "Acquisition Corp.") was incorporated on December 31, 2002. Pursuant to a stock exchange agreement, Acquisition Corp. became a wholly-owned subsidiary of the Company by exchanging 100% of its outstanding common stock for 18,522,853 shares of the Company's common stock. This transaction was effected to facilitate the acquisition of 100% of the Operating Subsidiary.

      ACQUISITION OF THE OPERATING SUBSIDIARY; THE SHARE EXCHANGES AND $5 MILLION DEBENTURE

      On March 31, 2003 (the "Acquisition Date") the Company and Acquisition Corp. entered into a stock exchange agreement with the Operating Subsidiary. Pursuant to the stock exchange agreement, the Operating Subsidiary became a wholly-owned subsidiary of Acquisition Corp. and an indirect wholly-owned subsidiary of the Company. The acquisition was effected under the stock exchange agreement when the stockholders of the Operating Subsidiary exchanged all of the outstanding capital stock of the Operating Subsidiary for 18,522,853 shares of the Company's common stock that was then held by Acquisition Corp. The Company's existing preferred stockholders converted 1,350,000 shares of preferred stock for 5,200,000 shares of common stock on the Acquisition Date. There were 25,107 shares of the Company's common stock outstanding and held by other stockholders on the Acquisition Date.

      Since the Company had no significant activities at the Acquisition Date and the former stockholders of the Operating Subsidiary owned a majority of the issued and outstanding shares of common stock of the Company after the acquisition, this transaction was accounted for as a recapitalization of the Operating Subsidiary, whereby the Operating Subsidiary is deemed to be the accounting acquirer and has adopted the capital structure of the Company.

      In addition to receiving 18,522,853 shares of the Company's common stock in connection with the acquisition, the former stockholders of the Operating Subsidiary also received a $5 million senior secured debenture (the "Debenture"). On March 19, 2004, the Debenture and related accrued interest of $418,373 were converted into 100,000 shares of the Company's common stock (refer to note 5).

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of the Operating Subsidiary and its subsidiary Lucky Win Win Cambodia, Inc. prior to the Acquisition Date and the Company and all its subsidiaries after the Acquisition Date. The subsidiaries of Junum Incorporated were inactive and their corporate charters revoked by the states. These subsidiaries, reported by management as having minimal or no assets or liabilities, are Next Tech, Inc., Voleran, Inc., Junum Intellectual Property Holding Company, Inc., Junum Financial Services, Inc., Junum Company, Inc., and Junum Europe, Ltd. All material intercompany accounts and transactions have been eliminated in consolidation.

      GOING CONCERN, CAPITAL RESOURCES AND BUSINESS RISKS ISSUES

      The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At March 31, 2004, current liabilities exceeded current assets by $875,763.

      The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of preexisting liabilities of the Company prior to the Acquisition Date and existing liabilities and commitments in the normal course of business after the Acquisition Date. At March 31, 2004, the Company had an accumulated deficit of $5,090,124 and total stockholders' deficiency of $845,197. The Company also realized net losses of $440,014 and $1,249,683 for the three months ended March 31, 2004 and 2003, respectively.

      Operations to date have been primarily financed by debt and equity transactions. As a result, future operations are dependent upon the identification and successful completion of permanent equity financing, the continued support of present and future stockholders and, ultimately, the achievement of profitable operations. Additionally, even if the Company continues to raise operating capital, there can be no assurance that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and positive cash flows. These financial statements do not include any adjustments related to recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

      As of March 31, 2004, a former subsidiary of Junum, Junum.com, Inc., which was foreclosed in 2002, had liabilities that may be the Company's responsibility. These liabilities include prior year's payroll taxes and the related penalties and interest. The majority of the past due payroll tax amounts may not have been reported to the Internal Revenue Service
      (IRS) and due to circumstances beyond the present management's control, the Company has been unable to obtain the necessary payroll records to determine the amount, if any, of these unpaid liabilities, therefore, a range of loss could not be estimated. The Company will seek the assistance of the IRS to resolve this matter in 2004, to determine if the Company is liable as a "Responsible Party" for any payroll taxes that are due for prior years, from Junum.com, Inc.'s payroll.

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

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

      The Company intends to challenge payment claims for most of the recorded liabilities as well as any claims for unrecorded liabilities. It is reasonably possible that the Company will not actually have to pay a material portion of these recorded liabilities. It is also reasonably possible that the Company will be required to pay claims for unrecorded liabilities, from the identified pre-2001 potential liabilities, plus liabilities as yet unidentified. Such amounts could be material. The range of loss from potential unrecorded liabilities cannot be estimated. The Company has not been presented with any claims from Junum creditors other than some pending legal proceedings (refer to note 6).

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The recorded amounts of financial assets and liabilities at March 31, 2004 approximate the fair value based on the Company's incremental borrowing rate or due to the relatively short period of time between origination of the instruments and their expected realization. It is not practicable to estimate the fair value of Junum liabilities because these liabilities are expected to be paid over time at some future settled amount.

      CONCENTRATION OF CREDIT RISK

      Cash in bank accounts is at risk to the extent that it exceeds Federal Deposit Insurance Corporation insured amounts. To minimize risk, the Company places its cash with high quality credit institutions. Substantially all cash is deposited in one prominent U.S. bank.

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.    LOSS PER SHARE

      Basic loss per common share ("LPS") is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive instruments. No diluted loss per share amounts are disclosed separately because their effect is antidilutive, due to the loss reported by the Company.

      The weighted average number of shares outstanding prior to the Acquisition Date has been computed using the shares of the Operating Subsidiary exchanged as of March 31, 2003 plus the outstanding shares of the Company from the date of the reverse acquisition. Common stock equivalents totaling 770,000 and none at March 31, 2004 and 2003, respectively, are not included in the diluted loss per share for the periods ended March 31, 2004 and 2003, as they are anti-dilutive.

      FOREIGN CURRENCY TRANSLATION

      The functional currency for each foreign subsidiary in 2003 was the U.S. dollar. Foreign currency translation and transaction gains or losses were not material in 2004 and 2003.

4.    INCOME TAXES

      The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes."

      The Company has recorded a full valuation allowance against the deferred tax assets including, the federal and state net operating loss carryforwards as management believes that it is very likely that substantially all of the deferred tax assets will not be realized. The change in the valuation allowance, based on a 30% effective tax rate, in 2004 was an increase of approximately $132,000.


5.    RELATED PARTY STOCK TRANSACTIONS AND OTHER STOCK WARRANTS TRANSACTIONS

      The total number of shares of capital stock authorized to be issued by the Company is 50,000,000 shares of Common Stock, $.01 par value. Each share of capital stock entitles the holder thereof to one vote at each meeting of the stockholders of the Company.

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5. RELATED PARTY STOCK TRANSACTIONS AND OTHER STOCK WARRANTS TRANSACTIONS (Continued)

      On March 19, 2004, the former stockholders of the Operating Subsidiary converted the $5 million debenture note and accrued interest payable of $418,313 (refer to note 1), into 100,000 shares of the Company's common stock. On April 1, 2004, Arthur Petrie, one of the Company's directors, forgave $176,614 of principal and accrued interest under a debenture in exchange for 353,228 shares of common stock and three-year warrants to purchase 353,228 shares of common stock at an exercise price equal to $0.50 per share. In order to induce Mr. Petrie to convert the debenture immediately, the Company permitted him to convert the debenture at a rate of $0.50, instead of the $0.76 price that would have otherwise been applicable to the conversion, and the Company granted Mr. Petrie the aforementioned warrants.

6.    LEGAL PROCEEDINGS

      A former Chief Executive Officer, President and director, ("prior CEO") who was the largest stockholder of the Company prior to March 31, 2003, has filed several civil actions against the Company and others in the Superior Court of the State of California for the County of Los Angeles (Central District), and in the County of Orange, California. The complaints allege a breach of an employment contract and other breach of fiduciary duty, breach of covenant of good faith and fair dealing, breach of a $1 million promissory note, intentional and negligent interference with prospective business and economic advantage, and seek damages in excess of $3,000,000 and other relief. The Company is vigorously contesting these civil actions.

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

      On January 5, 2004, the Company settled a pre-existing legal claim against Junum.com., Inc. with John Counts. The Company paid John Counts $60,000 in cash and issued 47,500 shares of its common stock, valued at $.95 per share on January 5, 2004 for total settlement of $107,500.

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.    COMMITMENTS AND CONTINGENCIES

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

8. STOCK OPTION PLANS

      On December 5, 2003 the Board of Directors adopted the Company's 2003 Stock Option Plan, which allows the Board of Directors to grant stock options to certain employees, consultants and directors at a price equal to 100% of the fair market value of stock on the date of grant for incentive stock options and as low as 50% of the fair market value for non-statutory options. The stock option plan also permits grants of options to purchase shares of restricted common stock at a minimum price of $.01 per share. The maximum number of shares that can be granted under the Plan is 5,000,000 shares and the maximum amount of options that can be granted to one individual, can be no more than 2,000,000 shares. The option and vesting periods are determined by the Board of Directors, but can be no more than 10 years after the date of which the option is granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were 2,000,000 stock options outstanding at March 31, 2004, under the 2003 Stock Option Plan. The options have an exercise price of $.83, expire five years after the date of grant, and have a fair market value of $.77 per option share. The options vest over the 3 year period from the date of issuance.

      There were outstanding stock options issued by Junum, but after Junum did several reverse stock splits in 2000 and 2002, the outstanding options under the Junum Stock Option Plan established in 1999, at December 31, 2002 was 1,387. It is remote that these options would be exercised at a future date, due to a weighted average exercise price reported at December 31, 2002 of $2,550 per share.

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.    STOCK OPTION PLANS (Continued)

      The proforma information at March 31, 2004, giving effect to the above transactions, is as follows:

                                           Three Months Ended
                                                 March 31
                                           2004            2003
                                        -----------    -----------

Net loss                                 $ (440,014)   $(1,249,683)

Deduct: total stock-based
    employee compensation
    expense determined under
      fair value method for all awards,
      net of related tax effects            (64,167)            --
                                        -----------    -----------

Proforma net loss                          (504,181)    (1,249,683)

Net loss per share:
    Basic and diluted - as reported      $    (0.01)   $     (0.07)

    Basic and diluted  - proforma        $    (0.02)   $     (0.07)


9.    SUBSEQUENT EVENTS

      On April 20, 2004, the Company had issued 1,500,000 shares of its common stock for consulting services rendered by an officer, valued at $.70 per share for an aggregate amount of $1,125,000.

      On April 26, 2004, the Company, in a private placement, issued 4,000,000 shares or approximately 12% of its outstanding common stock at March 31, 2004, at $.50 per share to an investment company, pursuant to Regulation D of the Securities Act, for the aggregate amount of $2,000,000.

      During April 2004, the Company, in a private placement, had issued to 8 investors a total of 1,980,000 shares of its common stock at $.25 per share, for cash in the aggregate amount of $495,000.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The following discussion of our financial condition and results of operations should be read in connection with our consolidated financial statements and the notes thereto appearing above.

OVERVIEW

      Since the inception of WinWin, Inc., our main operating subsidiary, we have been engaged through such subsidiary in obtaining licenses to operate lotteries and gaming operations throughout the world, including directing and supporting marketing and sales of lottery tickets in several countries. Currently the focus of our operations is lottery operations in several countries, particularly the People's Republic of China ("PRC"), Puerto Rico and Cambodia. The market for instant lottery tickets in the PRC, for example, is several billion US dollars. However, obtaining the right to operate, even in partnership with another local PRC entity is not an easy task. However, we have been thus far successful in pursuing a partnership and we are optimistic that the association will result in revenues for us. There are several areas where revenues could be generated from our operations. These include television production and commercial time sales, product placement fees, and gross sales of instant lottery tickets in an applicable jurisdiction. Our ability to move forward in the PRC as well as other venues will be dependent on our ability to attract sufficient funds to design, market, promote, broadcast and sell lottery tickets and television programs linked to those tickets.

      In evaluating our financial condition and operating performance, we began an initiative to critically reassess our current and long-term business plan and capital requirements. While the validation of our business plan is ongoing, we have identified and begun to implement some of the plan's critical components:

      1) We have significantly strengthened our financial position with the receipt of an aggregate of $2,915,000 in new investment financing in the first-half of 2004.

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

      We believe that our currently available working capital, the aggregate proceeds of our capital raising activities in the first half of 2004 of $2,915,000, should be adequate to sustain our operations at our current levels through for at least the next twelve months. If, however, sufficient funds are not available from our operations at that point, we will need to arrange additional financing or make other arrangements. There can be no assurance that additional financing would be available or, if it is available, that it would be on acceptable terms.

RECENT DEVELOPMENTS

      On April 26, 2004 we raised $2,000,000 in a private placement of 4,000,000 shares of our common stock to an accredited investor.

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

RESULTS OF OPERATIONS

Fiscal quarter ended March 31, 2004 compared to March 31, 2003

      During the fiscal quarter ended March 31, 2004, we incurred a net loss of $440,014 as compared to a net loss of $1,249,683 for the prior period. The decrease in net loss is attributable to reorganization expenses incurred in 2003 in connection with the reverse acquisition of WinWin, Inc. Operating expenses for the fiscal quarter ended March 31, 2004 increased by $70,153 from the prior period. Expenses incurred during the first quarter of 2004 are related primarily to salaries and other general and administrative expenses.

      Net sales for the first quarter of 2004 were $9,512 as compared to $0 for the prior year. The increase in net sales is attributable to our lottery operations in Cambodia.

      We had total current assets of $790,243 as of March 31, 2004. Our total assets as of March 31, 2003 were $820,849. We had total current liabilities of $1,666,006 as of March 31, 2004. Our total stockholders' deficiency as of March 31, 2004 was $845,157.

      We used $296,078 in cash in our operating activities during the first quarter of 2004 as compared to $242,928 in the prior period. The difference of $53,150 or a 22% increase is attributable to expenses incurred in connection with an increase in general and administrative expenses.

      We received $709,600 from financing activities during the first fiscal quarter of 2004 as compared to $295,422 during the prior period.

Liquidity and Capital Resources

      We had $761,011 in cash, cash equivalents and short-term investments as of March 31, 2004. As of such date we also had total assets of $820,849. Since inception, we have accumulated a deficit (net loss) of $5,090,124.

      During the period from March 23, 2004 through April 7, 2004 we raised $915,000 in capital through the private placement of 3,660,000 shares of our common stock to accredited investors. Then, on April 26, 2004 we raised an additional $2,000,000 in a private placement of 4,000,000 shares of our common stock to an accredited investor. We believe that our currently available working capital and the aggregate proceeds of our capital raising activities in the first half of 2004 of $2,915,000, should be adequate to sustain our operations at our current levels for at least the next twelve months assuming that we make the investments contemplated by our business plan for our Chinese operations. If, however, sufficient funds are not available from our operations at that point, we will need to arrange additional financing or make other arrangements. There can be no assurance that additional financing would be available or, if it is available, that it would be on acceptable terms.

      On March 16, 2004, the holders of $5,375,000 in aggregate principal amount plus accrued interest of our debentures, converted those debentures in accordance with the terms of the debentures into only 100,000 shares of our common stock, in the aggregate. The former holders of the debentures are Patrick Rogers, our Chief Executive Officer and a director, and Benjamin Perry, one of our directors. The debenture was originally issued in connection with the acquisition of our operating subsidiary, Win Win, Inc. The elimination of this liability has significantly strengthened our capital resources.

      The following settlement arrangements have also strengthened our liquidity and capital resource position. On March 10, 2004 we settled a pre-existing legal claim in the amount of $27,500 asserted by Valueclick, Inc. from when we operated under the Junum name. We issued Valueclick, Inc. 27,778 shares of our stock and paid it $2,500 in connection with the settlement.

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

      Operations historically had been primarily financed by stockholder debt and equity transactions. More recently, we have been successful in raising capital through private placements of our common stock to unrelated accredited investors. Our future operations are dependent upon the identification and successful completion of continuing equity financing transactions, the continued support of shareholders and ultimately, the achievement of profitable operations. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

      Because of the present development stage status of our current activities and other factors, we expect that we will incur a loss during fiscal year ending December 31, 2004.

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

INFLATION

      We believe that inflation has not had a material impact on our results of operations for the quarters ended March 31, 2004 or March 31, 2003.

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

ITEM 3.  CONTROLS AND PROCEDURES

      Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out under the supervision and with the participation of our management, including Patrick Rogers, our Chief Executive Officer and Monica Soares, our Acting Treasurer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, management concluded that as of March 31, 2004, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

      There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      No material developments have occurred during the first quarter of 2004 with respect to the legal proceedings disclosed by us in our annual report on Form 10-KSB for the fiscal year ended December 31, 2003.

ITEM 2.  CHANGES IN SECURITIES

STOCK ISSUANCES

      During the period from March 23, 2004 through April 7, 2004 we raised $915,000 in capital through the private placement of 3,660,000 shares of our common stock to accredited investors. We relied on Section 4(2) of the Securities Act and Regulation D and Rule 506 thereunder in connection with such private placement.

      On March 16, 2004, the holders of $5,375,000 in aggregate principal amount plus accrued interest of our debentures, converted those debentures in accordance with the terms of the debentures into only 100,000 shares of our common stock, in the aggregate. We relied on Section 3(a)(9) of the Securities Act in issuing the shares upon conversion of the debentures.

      On March 15, 2004, we converted outstanding debt and accrued interest under a convertible note into 60,000 shares of our common stock pursuant to the exemption provided by Section 3(a)(9) of the Securities Act.

      On March 10, 2004 we settled a pre-existing legal claim in the amount of $27,500 asserted by Valueclick, Inc. from when we operated under the Junum name. We issued Valueclick, Inc. 27,778 shares of our stock and paid it $2,500 in connection with the settlement. We relied on Section 4(2) of the Securities Act in issuing the shares to Valueclick.

      On January 5, 2004, we settled another pre-existing legal claim in the amount of $107,500 that was asserted against us by John Counts arising from when we operated under the Junum name. We issued Mr. Counts 47,500 shares of our common stock as part of the settlement. We relied on Section 4(2) of the Securities Act in issuing the shares to Mr. Counts.

OPTION AND WARRANT ISSUANCES

      On February 12, 2004 we granted incentive stock options to purchase 300,000, 800,000 and 900,000 shares of our common stock under our 2003 Stock Plan to Monica Soares, Peter Pang and Patrick Rogers, respectively. All of these options were granted at a price equal to 110% of fair market value on the date of grant. These option have a five year term and will vest over a three year period. They were issued in reliance on the exemption provided by Section 4(2) of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

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

(b)   Reports on Form 8-K

      On January 2, 2004, we filed a current report on Form 8-K under items 5 and 7 disclosing certain agreements that we entered into with the Shanghai Welfare Lottery Issuing Center.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WINWIN GAMING, INC.

Date: May 20, 2004                  By: /s/ Patrick O. Rogers
                                        -----------------------------------
                                        Patrick O. Rogers
                                        Chief Executive Officer
                                        Principal Executive Officer


                                    By: /s/ Monica Soares
                                        -----------------------------------
                                        Monica Soares
                                        Acting Treasurer
                                        Principal Financial Officer

                                  EXHIBIT INDEX

Exhibit
No.               Description

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