Form 10QSB
period 2004-06-30
WINWIN GAMING INC
filed 2004-08-12
CIK 897545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                QUARTERLY REPORT
                          Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                          Commission File No. 000-21566

                              WINWIN GAMING, INC.
                              -------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


              Delaware                                    84-1300072
    ------------------------------                    -------------------
   (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                    Identification No.)


              8687 West Sahara, Suite 201, Las Vegas, Nevada 89117
              ----------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (702) 233-4138
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


      The number of shares outstanding of each of the issuer's classes of common equity, as of August 10, 2004 are as follows:


        Class of Securities                            Shares Outstanding
        -------------------                            ------------------

Common Stock, $0.01 par value                              41,439,629

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2004
                                   (UNAUDITED)


ITEM 1. FINANCIAL STATEMENTS

                                     Assets

Current assets
     Cash and cash equivalents                                      $ 2,330,593

Property and equipment - net                                             94,178

Other assets                                                              7,442
                                                                    -----------

           Total assets                                             $ 2,432,213
                                                                    ===========

                      Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable and accrued liabilities                       $   624,509
     Convertible debentures payable                                     375,000
     Notes payable                                                       37,500
                                                                    -----------

           Total current liabilities                                  1,037,009

Commitments and contingencies (refer to note 7)

Stockholders' equity
     Common stock - $.01 par value,
         50,000,000 shares authorized;
         41,289,629 shares issued and outstanding                       412,896
     Additional paid-in-capital                                       7,868,885
     Accumulated deficit from operations                             (6,886,577)
                                                                    -----------

           Total stockholders' equity                                 1,395,204
                                                                    -----------

           Total liabilities and stockholders' equity               $ 2,432,213
                                                                    ===========


                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                                         Cumulative
                                             Six Months                       Three Months             Amounts Since
                                              Ended                              Ended                  May 10, 2002
                                             June 30,                           June 30,                 (Inception)
                                             --------                           --------                   June 30,
                                     2004              2003              2004               2003             2004
                                 ------------      ------------      ------------      ------------      ------------
Revenues                         $      9,512      $      6,015      $         --      $      6,015      $     16,927

Selling, general and
     administrative expenses        2,213,772           703,787         1,780,775           340,943         5,352,385
                                 ------------      ------------      ------------      ------------      ------------

         Operating loss            (2,204,260)         (697,772)       (1,780,775)         (334,928)       (5,335,458)

Other income (expenses)
     Reorganization expense                --          (835,820)               --                --        (1,059,372)
     Interest expense                 (32,207)         (224,105)          (15,678)         (173,086)         (491,747)
                                 ------------      ------------      ------------      ------------      ------------

          Net loss               $ (2,236,467)     $ (1,757,697)     $ (1,796,453)     $   (508,014)     $ (6,886,577)
                                 ============      ============      ============      ============      ============

Basic and diluted net loss
     per share                   $       (.06)     $       (.08)     $       (.05)     $       (.03)
                                 ============      ============      ============      ============

Weighted average number
      of common shares             34,723,200        20,803,717        39,912,145        18,547,960
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

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

                  CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS

                                   (UNAUDITED)

                                                                                             Cumulative
                                                                 Six Months                 Amounts Since
                                                                   Ended                    May 10, 2002
                                                                  June 30,                 (Inception) to
                                                                  --------                     June 30,
                                                           2004                2003              2004
                                                        -----------        -----------       -----------
Cash flows from operating activities
     Net cash used in operations                        $(1,226,147)       $  (305,627)      $(2,789,611)
                                                        -----------        -----------       -----------

Cash flows from investing activities
     Purchase of equipment                                  (73,194)            (2,342)         (110,013)
                                                        -----------        -----------       -----------

Cash flows from financing activities
     Proceeds from borrowings                                    --                 --           825,000
     Debentures issued                                           --                 --           214,114
     Proceeds from the exercise of warrants                      --                 --            12,500
     Proceeds from stock subscriptions receivable                --                 --             5,600
     Note payable                                           (40,000)           200,000           (40,000)
     Proceeds from stock issuances                        3,319,600            124,227         4,213,003
                                                        -----------        -----------       -----------

     Net cash provided by financing activities            3,279,600            324,227         5,230,217
                                                        -----------        -----------       -----------

Net increase in cash and cash equivalents                 1,980,259             16,258         2,330,593

Cash and cash equivalents - beginning of period             350,334                 --                --
                                                        -----------        -----------       -----------

Cash and cash equivalents - end of period               $ 2,330,593        $    16,258       $ 2,330,593
                                                        ===========        ===========       ===========

Supplemental cash flow information:
      Cash paid during the period for:
                  Interest                              $        --        $        --       $        --
                                                        ===========        ===========       ===========

                  Income taxes                          $        --        $        --       $        --
                                                        ===========        ===========       ===========

Noncash activities:

Conversion of debt to equity                            $   567,573        $        --       $   980,619
                                                        ===========        ===========       ===========

Retirement of debentures - debt to equity               $ 5,594,987        $        --       $ 5,594,987
                                                        ===========        ===========       ===========

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

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    ORGANIZATION AND NATURE OF OPERATIONS

      UNAUDITED INTERIM FINANCIAL STATEMENTS

      The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim unaudited consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2003, which is included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of the Operating Subsidiary and its subsidiary Lucky Win Win Cambodia, Inc. prior to the Acquisition Date and the Company and all its subsidiaries after the Acquisition Date. The subsidiaries of Junum Incorporated were inactive and the majority of these subsidiaries have had their corporate charters revoked by the states. These subsidiaries, reported by management as having minimal or no assets or liabilities, are Next Tech, Inc., Voleran, Inc., Junum Intellectual Property Holding Company, Inc., Junum Financial Services, Inc., Junum Company, Inc., and Junum Europe, Ltd. All material intercompany accounts and transactions have been eliminated in consolidation.

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

      The Company may have material obligations owed to taxing authorities and trade creditors, a significant number of which are past due or otherwise in default, that had been incurred by Junum . Several of these parties have filed suit to collect amounts owed to them and have been restructured and will be paid in the future. No assurance can be made that the Company will be successful in repaying or restructuring other obligations, resolving the disputes or managing any litigation that ensues. Failure to successfully satisfy or settle one or more of these obligations would materially impact the Company's financial condition.

      As of June 30, 2004, a former subsidiary of Junum, Junum.com, Inc., which was foreclosed in 2002, had liabilities that may be the Company's responsibility. These liabilities include prior year's payroll taxes and the related penalties and interest. The majority of the past due payroll tax amounts may not have been reported to the Internal Revenue Service
      (IRS) and due to circumstances beyond the present management's control, the Company has been unable to obtain the necessary payroll records to determine the amount, if any, of these unpaid liabilities, therefore, a range of loss could not be estimated.

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      CAPITAL RESOURCES AND BUSINESS RISKS ISSUES (Continued)

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

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The recorded amounts of financial assets and liabilities at June 30, 2004 approximate the fair value based on the Company's incremental borrowing rate or due to the relatively short period of time between origination of the instruments and their expected realization. It is not practicable to estimate the fair value of Junum liabilities because these liabilities are expected to be paid over time at some future settled amount.

      CONCENTRATION OF CREDIT RISK

      Cash in bank accounts is at risk to the extent that it exceeds Federal Deposit Insurance Corporation insured amounts. To minimize risk, the
      Company places its cash with high quality credit institutions. Substantially all cash is deposited in one prominent U.S. bank.

      STOCK OPTION PLANS

      On December 5, 2003 the Board of Directors adopted the Company's 2003 Stock Option Plan, which allows the Board of Directors to grant stock options to certain employees, consultants and directors at a price equal to 100% of the fair market value of stock on the date of grant for incentive stock options and as low as 50% of the fair market value for non-statutory options. The stock option plan also permits grants of options to purchase shares of restricted common stock at a minimum price of $.01 per share. The maximum number of shares that can be granted under the Plan is 5,000,000 shares and the maximum amount of options that can be granted to one individual, can be no more than 2,000,000 shares. The option and vesting periods are determined by the Board of Directors, but can be no more than 10 years after the date of which the option is granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were 2,000,000 stock options outstanding at June 30, 2004, under the 2003 Stock Option Plan. The options have an exercise price of $.83, expire five years after the date of grant, and have a fair market value of $.77 per option share. The options vest over the 3 year period from the date of issuance.

      There were outstanding stock options issued by Junum, but after Junum did several reverse stock splits in 2000 and 2002, the outstanding options under the Junum Stock Option Plan established in 1999, at June 30, 2004 was 1,387. It is remote that these options would be exercised at a future date, due to a weighted average exercise price reported at December 31, 2002 of $2,550 per share.

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      The proforma information at June 30, 2004, giving effect to the above transactions, is as follows:

                                                        Six Months Ended June 30,
                                                        -------------------------
                                                          2004              2003
                                                     -------------      -------------
         Net loss                                    $  (2,236,467)   $    (1,757,697)

         Deduct: total stock-based
             employee compensation
             expense determined under
             fair value method for all awards,
             net of related tax effects                   (128,334)                --
                                                     -------------      -------------

         Proforma net loss                           $  (2,364,801)     $  (1,757,697)
                                                     =============      =============

         Net loss per share:
         Basic and diluted - as reported             $       (0.06)     $       (0.08)
                                                     =============      =============
         Basic and diluted -
          proforma                                   $       (0.07)     $       (0.08)
                                                     =============      =============


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

      The weighted average number of shares outstanding prior to the Acquisition Date has been computed using the shares of the Operating Subsidiary exchanged as of March 31, 2003 plus the outstanding shares of the Company from the date of the reverse acquisition. Common stock equivalents are not included in the diluted loss per share for the periods ended June 30, 2004 and 2003, as they are anti-dilutive.

      FOREIGN CURRENCY TRANSLATION

      The functional currency for each foreign subsidiary in 2004 was the local currency of the foreign subsidiary. Foreign currency translation and transaction gains or losses were not material in 2004 and 2003.

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.    INCOME TAXES

      The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes."

      The Company has recorded a full valuation allowance against the deferred tax assets including, the federal and state net operating loss carryforwards as management believes that it is very likely that substantially all of the deferred tax assets will not be realized. The change in the valuation allowance, based on a 30% effective tax rate, in 2004 was an increase of approximately $671,000.

5.    RELATED PARTY STOCK TRANSACTIONS AND OTHER STOCK AND WARRANT TRANSACTIONS

      The total number of shares of capital stock authorized to be issued by the Company is 50,000,000 shares of Common Stock, $.01 par value. Each share of capital stock entitles the holder thereof to one vote at each meeting of the stockholders of the Company.

      On April 20, 2004, the Company had issued 1,500,000 shares of its restricted common stock as a signing bonus to a new officer, valued at $.70 per share at the date of the employment agreement, for an aggregate amount of $1,125,000. This expense was included in selling, general and administrative expenses for the three month and six month periods ended June 30, 2004.

      On April 26, 2004, the Company, in a private placement, issued 4,000,000 shares at $.50 per share to an investment company, pursuant to Regulation D of the Securities Act, for the aggregate amount of $2,000,000.

      During April 2004, the Company, in a private placement, had issued to 10 investors a total of 2,380,000 shares of its common stock at $.25 per share, for cash in the aggregate amount of $595,000.

      On June 14, 2004, the Company had issued 25,000 shares of its common stock for consulting services, valued at $2.05 per share, for an aggregate amount of $51,250.

      On March 19, 2004, the former stockholders of the Operating Subsidiary converted the $5 million debenture note and accrued interest payable of $418,313 (refer to note 1), into 100,000 shares of the Company's common stock. On April 1, 2004, one of the Company's directors, forgave $176,614 of principal and accrued interest under a debenture in exchange for 353,228 shares of common stock and three-year warrants to purchase 353,228 shares of common stock at an exercise price equal to $0.50 per share. In order to induce the conversion of the debenture immediately, the Company permitted him to convert the debenture at a rate of $0.50, instead of the $0.76 price that would have otherwise been applicable to the conversion, and the Company granted the aforementioned warrants.

      The Company had common stock warrants outstanding, with various terms and exercise prices, at June 30, 2004, which totalled 6,136,181.

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.    LEGAL PROCEEDINGS

      A former Chief Executive Officer, President and director, ("prior CEO") who was the largest stockholder of the Company prior to March 31, 2003, has filed several civil actions against the Company and others in the Superior Court of the State of California for the County of Los Angeles (Central District), and in the County of Orange, California. The complaints allege a breach of an employment contract, unauthorized removal from the board of directors, and other breach of fiduciary duty, breach of covenant of good faith and fair dealing, breach of a $1 million promissory note, intentional and negligent interference with prospective business and economic advantage, and seek damages in excess of $3,000,000 and other relief. The Company is vigorously contesting these civil actions.

      The Company has filed counter-claims against the prior CEO for fraud and misappropriation of corporate assets, and is seeking damages.

      On July 21, 2004, the Appellate Court reversed the trial court decision with respect to the prior CEO removal from the board. The ramifications of such removal with respect to the Company are currently unclear, although the Company believes that it should have no material adverse effect on the Company's events. The Company intends to take all necessary steps to ensure that the decision has no material adverse effect on the past, current or future operations of the Company.

      On March 10, 2004 the Company settled a preexisting legal claim against Junum with Valueclick, Inc. The Company is to transfer 27,778 shares of restricted common stock, valued at .90 per share, and pay $2,500 within 30 days of the settlement date, for a total settlement of $27,500. This liability was included in accrued liabilities at June 30, 2004.

      On January 5, 2004, the Company settled a pre-existing legal claim against Junum.com., Inc. with John Counts. The Company paid John Counts $60,000 in cash and issued 47,500 shares of its common stock, valued at $.95 per share on January 5, 2004 for total settlement of $107,500. This settlement was paid and there was no liability at June 30, 2004.

7.    COMMITMENTS AND CONTINGENCIES

      At December 31, 2002, the Company transferred its subsidiary Junum.com, Inc., to a senior lender, and had payroll tax and other liabilities. The Company may be held liable for some or all of these liabilities (refer to note 2) as a "Responsible Person" under the IRS rules.

      The Company also has rental agreements with a non-related party for the offices occupied by WinWin Shanghai at approximately $3,500 per month, expiring on September 4, 2005.

      On May 27, 2004, the Company entered into a three year lease agreement for office space. The monthly rent is approximately $6,000 per month, with monthly rent due for the first four months of the lease of $3,000 per month.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion of our financial condition and results of operations should be read in connection with our condensed consolidated financial statements and the notes thereto appearing above.

OVERVIEW

      Since the inception of WinWin, Inc., our main operating subsidiary, we have been engaged through such subsidiary in obtaining licenses to operate lotteries and gaming operations throughout the world, including directing and supporting marketing and sales of lottery tickets in several countries. Currently the focus of our operations is lottery operations consultation in the People's Republic of China ("PRC"). The market for instant lottery tickets in the PRC, for example, is several billion US dollars and growing in double digit figures. However, obtaining the right to design and market a new instant lottery game, even in partnership with another local PRC entity is not an easy task. However, we have been thus far successful in pursuing an association directly with the Chinese Government which has recently begun to generate revenues for us. This association has led to the creation of a new instant lottery ticket game tied to a television show marketed under the brand "Slam Dunk". There are several areas where revenues can be generated from our operations. These include television production and commercial time sales, product placement fees, and gross sales of instant lottery tickets in an applicable jurisdiction. Our ability to move forward in the PRC as well as other venues will be dependent on our ability to attract sufficient funds to design, market, promote, broadcast and sell lottery tickets and television programs linked to those tickets.

      In evaluating our financial condition and operating performance, we began an initiative to critically reassess our current and long-term business plan and capital requirements. While the validation of our business plan is ongoing, we have identified and begun to implement some of the plan's critical components:

      1) We have significantly strengthened our financial position with the receipt of an aggregate of $ 3,319,600 in new investment financing in the first-half of 2004.

      2) We settled two litigations against us for $135,000, thereby removing a total potential liability in excess of that amount.

      3) We converted a $5,418,373 debenture (principal plus accrued interest) into only 100,000 of our common shares thereby eliminating that liability.

      4) We refocused our operational strategy by redirecting much of our resources to the largest lottery market in the world, the PRC.

      We believe that our currently available working capital, the aggregate proceeds of our capital raising activities in the first half of 2004 of $ 3,319,600, should be adequate to sustain our operations at our current levels through for at least the next twelve months. If, however, sufficient funds are not available from our operations at that point, we will need to arrange additional financing or make other arrangements. There can be no assurance that additional financing would be available or, if it is available, that it would be on acceptable terms.

RECENT DEVELOPMENTS

      On July 11, 2004, in cooperation with Shanghai Welfare Lottery Issuing Center (SWLIC), a division of the China government Welfare Lottery system, we launched our Slam Dunk instant ticket lottery games in Shanghai, China. The inaugural Slam Dunk tickets include a series of three instant ticket games offering a wide range of prizes designed to appeal to a broad market of players. The initial run of tickets includes 5 million of each game for a total of 15 million tickets. These tickets are currently being distributed and sold in Shanghai. SWLIC is handling all of the distribution and management of retail sales. The Slam Dunk ticket series is tied directly to a Slam Dunk weekly lottery TV game show series which was launched on August 7, 2004 on the Oriental TV Station in Shanghai, China. The Slam Dunk TV game show is produced by Sande Stewart Television Inc., a leading U.S. television game show production company, well known for its production of the Powerball Instant Millionaire game show for 14 different U.S. state lotteries. According to the SWLIC, the Slam Dunk tickets are the first ever to be designed by a U.S. lottery consultant.

AGREEMENT TO PROVIDE WIRELESS ENTERTAINMENT CONTENT IN SHANGHAI

      On April 30, 2004, we entered into an agreement with Shanghai VSAT Network Systems Co., Ltd. ("SVC") to provide entertainment related content for mobile phones and other wireless devices throughout Shanghai, China. SVC, one of the largest satellite communications system providers in Shanghai, is positioned to provide lottery-type games for mobile phones and wireless applications throughout the Shanghai metropolitan area (pop. approx. 18M). We anticipate the rollout of the entertainment content for mobile phones from its initial phase in Shanghai, to include other areas throughout China following successful testing of the product mix and consumer response in Shanghai.

RESULTS OF OPERATIONS

      Six month and three month periods ended June 30, 2004 compared to the six month and three month periods ended June 30, 2003

      During the six months ended June 30, 2004, we incurred a net loss of $2,236,467 as compared to a net loss of $1,757,697 for the six months ended June 30, 2003. The increase in net loss is primarily attributable to stock issued as a signing bonus to a new officer. During the three month period ended June 30, 2004, we incurred a net loss of $1,796,453 compared with $508,014 for the three month period ended June 30, 2003. This increase in net loss is primarily attributable to stock issued to a new officer as a signing bonus. Operating expenses for the six months ended June 30, 2004 increased by $1,509,985 from the six months ended June 30, 2003. Expenses incurred during the six months of 2004 are related primarily to the signing bonus, professional fees, business development, and public relations expenses. For the three month period ended June 30, 2004, operating expenses increased by $1,439,832. This increase is primarily related to the issuance of stock to a new officer as a signing bonus, as mentioned above.

      Net sales for the first six months of 2004 were $9,512 as compared to $6,015 for the prior year. The increase in net sales is attributable to an increase in sales of lottery tickets in our Cambodian operations. For the three month period ended June 30, 2004, net sales were $0 compared with $6,015 for the three month period ended June 30, 2003. This decrease in net sales is attributable to the suspension of lottery games in Cambodia.

      We had total current assets of $2,330,593 as of June 30, 2004. Our total assets as of June 30, 2004 were $2,432,213. We had total current liabilities of $1,037,009 as of June 30, 2004. Our total stockholders' equity as of June 30, 2004 was $1,395,204.

      We used $1,226,147 in cash in our operating activities during the first six months of 2004 as compared to $305,627 during the first six months of 2003. The difference of $920,520 or a 301% increase is attributable to an increase in losses from operations.

      We received $3,279,600 from financing activities during the first six months of 2004 as compared to $324,227 during the first six months of 2003. The increase of $2,955,373 is due to proceeds received from stock issuances.

Liquidity and Capital Resources

      We had $2,330,593 in cash, cash equivalents and short-term investments as of June 30, 2004. As of such date we also had total assets of $2.432,213. Since inception, we have accumulated a deficit (net loss) of $6,886,577.

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

      On April 26, 2004, we issued 4,000,000 shares at $.50 per share to an investment company in a private placement transaction pursuant to Regulation D of the Securities Act, for the aggregate amount of $2,000,000.

      During April 2004, we issued to 10 investors a total of 2,380,000 shares of our common stock at $.25 per share, for cash in the aggregate amount of $595,000 in a private placement transaction pursuant to Regulation D of the Securities Act.

      We believe that our currently available working capital and the aggregate proceeds of our capital raising activities in the first half of 2004 of $ $3,319,600, should be adequate to sustain our operations at our current levels for at least the next twelve months assuming that we make the investments contemplated by our business plan for our Chinese operations. If, however, sufficient funds are not available from our operations at that point, we will need to arrange additional financing or make other arrangements. There can be no assurance that additional financing would be available or, if it is available, that it would be on acceptable terms.

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

INFLATION

      We believe that inflation has not had a material impact on our results of operations for the quarters ended June 30, 2004 or June 30, 2003.

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

      Our losses from the inception of WinWin Inc. through June 30, 2004 are $6,886,577. We expect to encounter difficulties as an early stage company in the rapidly evolving lottery and gaming markets. We expect to incur significant operating and capital expenditures and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to achieve and maintain profitability. We may not be able to achieve profitable operations.

We have liabilities resulting from predecessor business operations that could have an adverse effect on us.

      We are responsible for the liabilities that we incurred as we operated businesses other than our current lottery and gaming business. We are unsure of the extent of these liabilities. These liabilities could adversely affect our financial condition and operations. In addition, we may incur significant costs in connection with defending lawsuits involving such liabilities.

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

ITEM 3. CONTROLS AND PROCEDURES

      An evaluation was carried out under the supervision and with the participation of our management, including Patrick Rogers, our Chief Executive Officer and Monica Soares, our Acting Treasurer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, management concluded that as of June 30, 2004, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

      There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      No material developments have occurred during the second quarter of 2004 with respect to the legal proceedings disclosed by us in our annual report on Form 10-KSB for the fiscal year ended December 31, 2003.

      On July 21, 2004, following the end of our second quarter, a material development occurred in connection with the Coulter litigation as described below.

      As previously reported, David B. Coulter ("Coulter"), a former officer and director and a stockholder of Junum Incorporated (the predecessor of WinWin Gaming, Inc.) has filed several civil actions against the Company and others in the Superior Court of the State of California for the County of Los Angeles (Central District), and in the County of Orange, California.

      The Los Angeles complaint alleged a breach of an employment contract, breach of fiduciary duty, and various other claims, and sought damages in excess of $3,000,000 and other relief. All of the allegations in such complaint relate to events that occurred prior to the acquisition of WinWin Inc., our operating subsidiary, and prior to the current Board and management becoming involved with the company. We are vigorously contesting these claims and have filed counter-claims against Coulter for fraud and misappropriation of corporate assets, and we are seeking substantial damages.


      The complaint filed in Orange County sought a determination as to the identity of the lawfully appointed directors of the Company. Coulter claimed that pursuant to the certificate of incorporation of the Company only the board of directors could fill vacancies on the board and he challenged a written consent of the stockholders of the Company (the "Written Consent") that authorized Coulter's removal from the board effective October 18, 2002 and the appointment of two new directors. Coulter also claimed that his removal from the board of directors was invalid because it included affirmative votes under a proxy that Coulter claimed went beyond the authority of such proxy. The trial court found that the bylaws permitted the appointment of the two directors by Written Consent and that there was insufficient evidence as to whether the proxy holder had improperly voted for Coulter's removal. Coulter then filed an appeal with the Court of Appeal of the State of California, Fourth Appellate District (Division Three) (the "Appellate Court").

      On July 21, 2004, the Appellate Court upheld the appointment of the two directors who were appointed by the Written Consent, but reversed the trial court decision with respect to Coulter's removal from the board. The ramifications of such reversal with respect to the company are currently unclear, although we believe that it should have no material adverse effect on events that occurred subsequent to October 18, 2002. We intend to take all necessary steps to ensure that the decision has no material adverse effect on our past, current or future operations.

ITEM 2. CHANGES IN SECURITIES

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

      On April 20, 2004, we issued 1,500,000 shares of its restricted common stock as a signing bonus to a new officer, valued at $.70 per share at the date of the employment agreement, for an aggregate amount of $1,125,000. This stock was issued pursuant to Section 4(2) of the Securities Act in a transaction not involving a public offering.

      On April 26, 2004, we issued 4,000,000 shares at $.50 per share to an investment company, pursuant to Regulation D of the Securities Act, for the aggregate amount of $2,000,000.

      During April 2004, we issued to 10 investors a total of 2,380,000 shares of our common stock at $.25 per share, for cash in the aggregate amount of $595,000 in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Regulation D.

      On June 14, 2004, we issued 25,000 shares of our common stock for consulting services, valued at $2.05 per share, for an aggregate amount of $51,250 pursuant to Section 4(2) of the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On July 28, 2004, holders of 25,216,225 shares of our outstanding common stock representing 61% of our outstanding common stock delivered written consents to our principal executive offices effecting as of such date the removal of all of our directors and the appointment of the following slate of directors: Patrick O. Rogers, John Gronvall, Arthur J. Petrie, Dwight V. Call and Peter Pang.

      Reference is made to our current report on Form 8-K that was filed with the SEC on July 28, 2004 for additional disclosure regarding the actions taken by written consent of our stockholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

10.1 Project Cooperation Agreement, dated April 30, 2004, between Win Win Consulting (Shanghai) Co. Ltd. and Shanghai VSAT Network Systems Co. Ltd.

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

(b)   Reports on Form 8-K

      On July 28, 2004, we filed a current report on Form 8-K under items 5 disclosing certain developments in the Coulter litigation and the appointment of a new slate of directors.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            WINWIN GAMING, INC.


Date: August 12, 2004              By: /s/ Patrick O. Rogers
                                       -----------------------------------------
                                       Patrick O. Rogers
                                       Chief Executive Officer
                                       Principal Executive Officer


                                   By: /s/ Monica Soares
                                       -----------------------------------------
                                       Monica Soares
                                       Acting Treasurer
                                       Principal Financial Officer

                                  EXHIBIT INDEX

Exhibit
No.               Description
-------           -----------

10.1 Project Cooperation Agreement, dated 30, 2004, between Win Win Consulting (Shanghai) Co. Ltd. and Shanghai VSAT Network Systems Co. Ltd.

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