Form 10QSB
period 2004-09-30
WINWIN GAMING INC
filed 2004-11-12
CIK 897545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                                Quarterly Report
                          Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2004
                          Commission File No. 000-21566


                              WINWIN GAMING, INC.


        (Exact Name of Small Business Issuer as Specified in Its Charter)



              Delaware                                       84-1219819
    ------------------------------                     -----------------------
   (State or Other Jurisdiction of                        (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)


              8687 West Sahara, Suite 201, Las Vegas, Nevada 89117
  -----------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (702) 212-4530
  -----------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


      The number of shares outstanding of each of the issuer's classes of common equity, as of November 3, 2004 are as follows:


     Class of Securities                              Shares Outstanding
-----------------------------                   -------------------------------
Common Stock, $0.01 par value                             41,454,629

Transitional Small Business Disclosure Format (check one):  Yes         No  X
                                                                ------     ----

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


ITEM 1.     FINANCIAL STATEMENTS

                                        Assets
Current assets
     Cash and cash equivalents                                                  $    1,350,952
     Other current assets                                                               67,671
                                                                                --------------
            Total current assets                                                     1,418,623
Property and equipment - net                                                           234,211

Other assets                                                                            52,981
                                                                                --------------

           Total assets                                                         $    1,705,815
                                                                                ==============

                        Liabilities and Stockholders' Deficiency

Current liabilities
     Accounts payable and accrued liabilities                                   $    1,304,865
     Convertible debentures payable                                                    375,000
     Notes payable                                                                      37,500
                                                                                --------------

           Total current liabilities                                                 1,717,365

Commitments and contingencies (refer to note 7)

Stockholders' deficiency
     Common stock - $.01 par value,
         50,000,000 shares authorized;
         41,454,629 shares issued and outstanding                                      414,546
     Additional paid-in-capital                                                      8,173,235
     Accumulated deficit from operations                                            (8,599,331)
                                                                                --------------

           Total stockholders' deficiency                                              (11,550)
                                                                                --------------

           Total liabilities and stockholders' deficiency                       $    1,705,815
                                                                                ==============

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)




                                            Nine Months                        Three Months               Cumulative
                                              Ended                               Ended              Amounts Since May 10,
                                           September 30,                       September 30,           2002 (Inception) to
                                           -------------                       -------------               September 30,
                                      2004               2003             2004              2003              2004
                                      ----               ----             ----              ----              ----

Revenues                         $       11,004    $        7,415    $        1,492    $        1,400    $       18,419

Selling, general and
     administrative expenses          3,926,111           898,052         1,712,339           194,265         7,064,724
                                 --------------    --------------    --------------    --------------    --------------

         Operating loss              (3,915,107)         (890,637)       (1,710,847)         (192,865)       (7,046,305)

Other income (expenses)
     Reorganization expense                --            (905,820)             --             (70,000)       (1,059,372)
     Currency transaction gain            4,545              --               4,545              --               4,545
     Interest income                      9,214              --               9,214              --               9,214
     Interest expense                   (47,873)         (282,609)          (15,666)          (58,504)         (507,413)
                                 --------------    --------------    --------------    --------------    --------------

          Net loss               $   (3,949,221)   $   (2,079,066)   $   (1,712,754)   $     (321,369)   $   (8,599,331)
                                 ==============    ==============    ==============    ==============    ==============

Basic and diluted net loss
     per share                   $         (.11)   $         (.10)   $         (.04)   $         (.01)
                                 ==============    ==============    ==============    ==============


Weighted average number
      of common shares               37,528,957        21,104,948        41,449,412        25,009,057
                                 ==============    ==============    ==============    ==============

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

                  CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS

                                   (UNAUDITED)


                                                                                                               Cumulative
                                                                                                              Amounts Since
                                                                                Nine Months
                                                                                   Ended
                                                                                September 30,
                                                                                -------------                 May 10, 2002
                                                                                                             (Inception) to
                                                                                                              September 30,

                                                                             2004             2003              2004
                                                                             ----             ----              ----
Cash flows from operating activities
     Net cash used in operations                                       $   (2,099,603)   $     (388,142)   $   (3,662,067)
                                                                       --------------    --------------    --------------

Cash flows from investing activities
     Purchase of equipment                                                   (224,779)           (3,451)         (262,598)
                                                                       --------------    --------------    --------------

Cash flows from financing activities
     Proceeds from borrowings                                                      --                --           825,000
     Debentures issued                                                             --                --           214,114
     Proceeds from the exercise of warrants                                        --                --            12,500
     Proceeds from stock subscriptions receivable                               4,600                --            10,200
     Note payable                                                             (40,000)          176,614           (40,000)
     Proceeds from stock issuances                                          3,360,400           660,477         4,253,803
                                                                       --------------    --------------    --------------

     Net cash provided by financing activities                              3,325,000           837,091         5,275,617
                                                                       --------------    --------------    --------------

Net increase in cash and cash equivalents                                   1,000,618           445,498         1,350,952

Cash and cash equivalents - beginning of period                               350,334                --                --
                                                                       --------------    --------------    --------------

Cash and cash equivalents - end of period                              $    1,350,952    $      445,498    $    1,350,952
                                                                       ==============    ==============    ==============


Supplemental cash flow information: Cash paid during the period for:
                  Interest                                             $           --    $           --    $           --
                                                                       ==============    ==============    ==============

                  Income taxes                                         $           --    $           --    $           --
                                                                       ==============    ==============    ==============

Noncash activities:
Conversion of debt to equity                                           $      694,787    $           --    $    1,109,154
                                                                       ==============    ==============    ==============

Retirement of debentures - debt to equity                              $    5,594,987    $           --    $    5,594,987
                                                                       ==============    ==============    ==============


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

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    ORGANIZATION AND NATURE OF OPERATIONS

      UNAUDITED INTERIM FINANCIAL STATEMENTS

      The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim unaudited consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2003, which is included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

      WINWIN, INC.

      WinWin, Inc., a Nevada corporation, (the "Operating Subsidiary") was incorporated on May 10, 2002. The Operating Subsidiary is a lottery and gaming company with international operations. The Operating Subsidiary
      offers  a  complete  "turn-key"  service  providing  funding,   equipment,
      training, management, and marketing for lottery and gaming operations worldwide.

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

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of the Operating Subsidiary and its subsidiary Lucky Win Win Cambodia (presently inactive), Inc. prior to the Acquisition Date and the Company and all its subsidiaries after the Acquisition Date. The Company's operating subsidiary in China is Win Win Consulting (Shanghai) Co. Ltd. ("Win Win Shanghai"). The subsidiaries of Junum Incorporated were inactive and the majority of these subsidiaries have had their corporate charters revoked by the states. These subsidiaries, which have minimal or no assets or liabilities, are Next Tech, Inc., Voleran, Inc., Junum Intellectual Property Holding Company, Inc., Junum Financial Services, Inc., Junum Company, Inc., and Junum Europe, Ltd. All material intercompany accounts and transactions have been eliminated in consolidation.

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

      The Company may have material obligations owed to taxing authorities and trade creditors, a significant number of which are past due or otherwise in default, that had been incurred by the Company when it operated under the Junum name. Several of these parties have filed suit to collect amounts owed to them and these debts have been restructured and will be paid in the future. No assurance can be made that the Company will be successful in repaying or restructuring other obligations, resolving the disputes or managing any litigation that ensues. Failure to successfully satisfy or settle one or more of these obligations could materially impact the Company's financial condition.

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

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The recorded amounts of financial assets and liabilities at September 30, 2004 approximate the fair value based on the Company's incremental borrowing rate or due to the relatively short period of time between origination of the instruments and their expected realization. It is not practicable to estimate the fair value of Junum liabilities because these liabilities are expected to be paid over time at some future settled amount.

      REVENUE RECOGNITION

      Revenues from our lottery business are based on a percentage of a lottery's instant ticket sales, paid to the Company directly from the lottery authority. These fees are recognized as revenue in the period earned.

      CONCENTRATION OF CREDIT RISK

      Cash in bank accounts is at risk to the extent that it exceeds Federal Deposit Insurance Corporation insured amounts. Substantially all cash is deposited in one prominent U.S. bank.

      FOREIGN CURRENCY TRANSLATION

      The functional currency for each foreign subsidiary in 2004 was the local currency of the foreign subsidiary. Foreign currency translation and transaction gains or losses were not material in 2004 and 2003.

      STOCK OPTION PLANS/ SUBSEQUENT EVENT

      On December 5, 2003 the Board of Directors adopted the Company's 2003 Stock Option Plan, which was then amended on October 29, 2004. The Plan allows the Board of Directors to grant stock options to certain employees, consultants and directors at a price equal to 100% of the fair market value of stock on the date of grant for incentive stock options and as low as 50% of the fair market value for non-statutory options. The stock option plan also permits grants of options to purchase shares of restricted common stock at a minimum price of $.01 per share. The maximum number of shares that can be granted under the Plan is 20,000,000 shares and the maximum amount of options that can be granted to one individual, can be no more than 5,000,000 shares. The option and vesting periods are determined by the Board of Directors, but can be no more than 10 years after the date of which the option is granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were 2,000,000 stock options outstanding at September 30, 2004, under the 2003 Stock Option Plan. The options have an exercise price of $.83, expire five years after the date of grant, and have a fair market value of $.77 per option share. The options vest over the 3 year period from the date of issuance.

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      There were outstanding stock options issued by Junum, but after Junum did several reverse stock splits in 2000 and 2002, the outstanding options under the Junum Stock Option Plan established in 1999, at September 30, 2004 was 1,387. It is remote that these options would be exercised at a future date, due to a weighted average exercise price reported at December 31, 2002 of $2,550 per share.


      The proforma information at September 30, 2004, giving effect to the above transactions, is as follows:

                                        Nine Months Ended September 30,
                                        -------------------------------
                                              2004              2003
                                              ----              ----

Net loss                                $   (3,949,221)   $   (2,079,066)

Deduct: total stock-based
    employee compensation
    expense determined under
    fair value method for all awards,
    net of related tax effects                (771,750)               --
                                        --------------    --------------

Proforma net loss                       $   (4,720,971)   $   (2,079,066)
                                        ==============    ==============

Net loss per share:
Basic and diluted - as reported         $        (0.11)   $        (0.10)
                                        ==============    ==============
Basic and diluted -
 proforma                               $        (0.13)   $        (0.10)
                                        ==============    ==============


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

      The weighted average number of shares outstanding prior to the Acquisition Date has been computed using the shares of the Operating Subsidiary exchanged as of March 31, 2003 plus the outstanding shares of the Company from the date of the reverse acquisition. Common stock equivalents are not included in the diluted loss per share for the periods ended September 30, 2004 and 2003, as they are anti-dilutive.

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.    INCOME TAXES

      The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes."

      The Company has recorded a full valuation allowance against the deferred tax assets including, the federal and state net operating loss carryforwards as management believes that it is very likely that substantially all of the deferred tax assets will not be realized. The change in the valuation allowance, based on a 35% effective tax rate, in 2004 was an increase of approximately $1,382,000.

5.    RELATED PARTY STOCK TRANSACTIONS AND OTHER STOCK AND WARRANT TRANSACTIONS

      The total number of shares of capital stock authorized to be issued by the Company is 50,000,000 shares of Common Stock, $.01 par value. Each share of capital stock entitles the holder thereof to one vote at each meeting of the stockholders of the Company.

      During the first quarter of 2004, the Company, in a private placement, issued 2,560,000 shares at $.25- $.60 per share to investors, pursuant to Regulation D of the Securities Act, for the aggregate amount of $659,400.

      On April 20, 2004, the Company had issued 1,500,000 shares of its restricted common stock as a signing bonus to a new officer, valued at $.70 per share at the date of the employment agreement, for an aggregate amount of $1,125,000. This expense was included in selling, general and administrative expenses for the three month and nine month periods ended September 30, 2004.

      On April 26, 2004, the Company, in a private placement, issued 4,000,000 shares at $.50 per share to an investment company, pursuant to Regulation D of the Securities Act, for the aggregate amount of $2,000,000.

      During April 2004, the Company, in a private placement, had issued to 12 investors a total of 2,780,000 shares of its common stock at $.25 per share, for cash in the aggregate amount of $695,000. On August 1, 2004, one consultant exercised his options and purchased 15,000 shares of common stock at an exercise price of $.40 per share, for an aggregate amount of $6,000.

      On June 14, 2004, the Company had issued 25,000 shares of its common stock for consulting services, valued at $2.05 per share, for an aggregate amount of $51,250. On July 1, 2004, the Company issued 150,000 shares of its common stock for consulting services, valued at $2.00 per share, for an aggregate amount of $300,000.

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

      The Company had common stock warrants outstanding, with various terms and exercise prices, at September 30, 2004, which totaled 6,136,181.

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

      On July 21, 2004, the Appellate Court reversed the trial court decision with respect to the prior CEO removal from the board. Thereafter, on July 28, 2004, a majority of the stockholders of the Company removed all of the Company's board members, including the prior CEO, and appointed the current board members to the board thereby making moot any effect of the Appellate Court's decision. The ramifications of such removal with respect to the Company are currently unclear, although the Company believes that it should have no material adverse effect on the Company. The Company intends to take all necessary steps to ensure that the decision has no material adverse effect on the past, current or future operations of the Company.

      On March 10, 2004 the Company settled a preexisting legal claim against Junum with Valueclick, Inc. The Company is to transfer 27,778 shares of restricted common stock, valued at .90 per share, and pay $2,500 within 30 days of the settlement date, for a total settlement of $27,500. This settlement was paid and there was no liability at September 30, 2004.

      On January 5, 2004, the Company settled a pre-existing legal claim with John Counts. The Company agreed to pay John Counts $60,000 in cash and issued 47,500 shares of its common stock, valued at $.95 per share on January 5, 2004 for total settlement of $107,500. This liability was included in accrued liabilities at September 30, 2004.

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.    COMMITMENTS AND CONTINGENCIES


      On December 31, 2003, Win Win Shanghai entered into a TV Cooperation Agreement with the Shanghai Welfare Lottery Issuing Center ("Shanghai Lottery"), to broadcast a weekly television game show tied to the instant ticket lottery game in Shanghai, which was launched on July 11, 2004. The first show was aired on August 7, 2004. Win Win Shanghai is obligated to pay the Shanghai Lottery $362,463 for the production and broadcast of 50 programs. This fee, payable on a per show basis and due only after the broadcast of a show, includes the cost of all pre-production, production, post production, talent, broadcast and other related costs.

      The Company also has rental agreements with a non-related party for the offices occupied by WinWin Shanghai at approximately $3,500 per month, expiring on September 4, 2005.

      On May 27, 2004, the Company entered into a three-year lease agreement for office space. The monthly rent is approximately $6,000 per month, with monthly rent due for the first four months of the lease of $3,000 per month.

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

Overview

      Since the inception of WinWin, Inc., our main operating subsidiary, we have been engaged through such subsidiary in obtaining licenses to operate lotteries and gaming operations throughout the world, including directing and supporting marketing and sales of lottery tickets internationally. Lottery tickets are currently sold in nearly every part of the world, making the lottery one of the most ubiquitous forms of gambling available. The lottery marketplace represents an enormous and growing industry, used by governments worldwide to raise money for a variety of purposes. Today there are government-sponsored lotteries on every continent and in over 100 countries worldwide. According to Industry statistics, worldwide lottery sales exceeded $160 billion in 2003.International online lottery sales totaled nearly $103 billion in 2003; instant ticket sales totaled nearly $30 billion. Our management team has extensive experience in designing, marketing and managing lottery games in both venues. We utilize state-of-the-art technology and ticket generation to run our lottery games.

      Currently the focus of our operations is lottery operations consultation in the People's Republic of China ("PRC"). According to industry information, the international instant lottery tickets market could be as high as several billion dollars in the PRC, and growing in double digit figures. However, obtaining the right to design and market a new instant lottery game, even in partnership with another local PRC entity, is not an easy task. However, we have been thus far successful in pursuing an association directly with the Chinese

Government which should begin to generate revenues for us in the near future. This association has led to the creation of a new instant lottery ticket game tied to a television show marketed under the brand "Slam Dunk". There are several areas where revenues can be generated from our operations. These include television production and commercial time sales, product placement fees, and gross sales of instant lottery tickets in an applicable jurisdiction. Our ability to move forward in the PRC as well as other venues will be dependent on our ability to attract sufficient funds to design, market, promote, broadcast and sell lottery tickets and television programs linked to those tickets.

      In evaluating our financial condition and operating performance, we began an initiative to critically reassess our current and long-term business plan and capital requirements. While the validation of our business plan is ongoing, we have identified and begun to implement some of the plan's critical components:

      1) We have significantly strengthened our financial position with the receipt of an aggregate of $ 3,325,600 in new investment financing for the first nine months of 2004.

      2) We settled two litigations against us for $135,000, thereby removing a total potential liability in excess of that amount.

      3) We converted a $5,418,373 debenture (principal plus accrued interest) into only 100,000 of our common shares thereby eliminating that liability.

      4) We refocused our operational strategy by redirecting much of our resources to the largest lottery market in the world, the PRC, where we believe we have our greatest opportunity.

      We believe that our currently available working capital, consisting mostly of the remaining aggregate proceeds of our capital raising activities in the first nine months of 2004 of $ 3,325,600, should be adequate to sustain our operations at our current levels through at least the next 6 months. If, however, as we expect, sufficient funds are not available from our operations at that point, we will need to arrange additional financing through a private placement or make other arrangements. There can be no assurance that additional financing would be available or, if it is available, that it would be on acceptable terms.

Recent Developments

      In cooperation with Shanghai Welfare Lottery Issuing Center (SWLIC), a division of the China government Welfare Lottery system, we launched our Slam Dunk instant ticket lottery games in Shanghai, China. The inaugural Slam Dunk tickets include a series of three instant ticket games offering a wide range of prizes designed to appeal to a broad market of players. The initial run of tickets includes 5 million of each game for a total of 15 million tickets. These tickets are currently being distributed and sold in Shanghai. Our goal is to have all these tickets sold by mid 2005. SWLIC is handling all of the distribution and management of retail sales. There has been a delay in the sales of the Slam Dunk tickets, due to problems in the deployment of the machines to the various distribution outlets, managed by the SWLIC, which are used to validate the instant tickets. The SWLIC is presently working on resolving the deployment issues. The Slam Dunk ticket series is tied directly to a Slam Dunk weekly lottery TV game show series which was launched on August 7, 2004 on the Oriental TV Station in Shanghai, China. The Slam Dunk TV game show is produced by Sande Stewart Television Inc., a leading U.S. television game show production company, well known for its production of the Powerball Instant Millionaire game show for 14 different U.S. state lotteries. According to the SWLIC, the Slam Dunk tickets are the first ever to be designed by a U.S. lottery consultant.

Results of Operations

Nine month and three month periods ended September 30, 2004 compared to the nine month and three month periods ended September 30, 2003

      During the nine months ended September 30, 2004, we incurred a net loss of $3,949,221 as compared to a net loss of $2,079,066 for the nine months ended September 30, 2003. The increase in net loss is attributable to stock issued for a bonus paid to an officer in April 2004, stock issued to consultants for services, as well as our start up costs in China for the Slam Dunk Lottery, an increase in payroll costs in hiring additional new employees and bonuses accrued to officers. During the three month period ended September 30, 2004, we incurred a net loss of $1,712,754 compared with $321,369 for the three month period ended September 30, 2003. This increase in net loss is primarily attributable to bonuses accrued to officers, stock issued to consultants for services, the start up costs in China for the Slam Dunk Lottery and an increase in payroll costs in hiring additional new employees. Operating expenses for the nine months ended September 30, 2004 increased by $3,028,059 from the nine months ended September 30, 2003. The company became a public reporting company on March 31, 2003. Expenses incurred during the nine months of 2004 are attributable to stock issued for bonuses paid to officers, stock issued to consultants for services, professional fees, business development, public relations expenses and China start up costs and an increase in payroll costs for new employees. Other expenses-net of other income, for the nine month period ended September 30, 2004, decreased by $1,154,315. This decrease is primarily due to a decrease in reorganization expense of $905,820 and a decrease in interest expense in $234,736. For the three month period ended September 30, 2004, operating expenses increased by $1,518,074. This increase is primarily related to the China expenses, professional fees and an increase in payroll costs in hiring new employees and bonuses accrued to officers. Other expenses-net of other income, for the three month period ended September 30, 2004 decreased by $126,597. This decrease is primarily due to a decrease in reorganization expense of $70,000 and a decrease in interest expense in $42,838.

      Net sales for the first nine months of 2004 were $11,004 as compared to $7,415 for the prior year. The increase in net sales is attributable to the launch of our Slam Dunk Lottery in Shanghai and the related sales of the lottery tickets in China. For the three month period ended September 30, 2004, net sales were $1,492 compared with $1,400 for the three month period ended September 30, 2003. This increase in net sales is attributable to the start up of our lottery operations in China which was almost entirely offset by the suspension of our lottery games in Cambodia.

      We had total current assets of $1,418,627 as of September 30, 2004. Our total assets as of September 30, 2004 were $1,705,815. We had total current liabilities of $1,717,365 as of September 30, 2004. Our total stockholders' deficiency as of September 30, 2004 was $11,550.

      We used $2,064,803 in cash in our operating activities during the first nine months of 2004 as compared to $388,142 during the first nine months of 2003. The difference of $1,676,661 or a 432% increase is attributable to an increase in losses from operations, which included expenses relating to the launch of our China lottery operations.

      We received $3,290,200 from financing activities during the first nine months of 2004 as compared to $837,091 during the first nine months of 2003. The increase of $2,453,109 is due primarily to proceeds received from stock issuances in capital raising transactions.

Liquidity and Capital Resources

      We had $1,350,952 in cash and cash equivalents as of September 30, 2004. As of such date we also had total assets of $1,705,815. Since inception, we have accumulated a deficit (net loss) from operations of $8,599,331.

      On July 1, 2004, the Company issued 150,000 shares of its common stock for consulting services, valued at $2.00 per share, for an aggregate amount of $300,000. On August 1, 2004, one consultant exercised his options and purchased 15,000 shares of common stock at an exercise price of $.40 per share, for an aggregate amount of $6,000.

      We believe that our currently available working capital, consisting of cash of $1,350,952 as of September 30, 2004 should be adequate to sustain our operations at our current levels for at least the next six months assuming that we make the investments contemplated by our business plan for our Chinese operations and do not make any other significant capital expenditures. If, however, sufficient funds are not available from our operations at that point, we will need to arrange additional financing or make other arrangements. There can be no assurance that additional financing would be available or, if it is available, that it would be on acceptable terms.

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

Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following: recognition of fair market value of liabilities that for accounting purposes were deemed acquired by WinWin, Inc. from WinWin Gaming, Inc., accounting for compensation expenses in connection with the issuance of restricted stock, stock options and warrants; and the valuation of payroll tax and other contingent liabilities. Management relies on historical experience and on other assumptions believed to be reasonable under the circumstances in making its judgment and estimates. Actual results could differ materially from those estimates.

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

Inflation

      We believe that inflation has not had a material impact on our results of operations for the quarters ended September 30, 2004 or September 30, 2003.

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

      Our losses from the inception of WinWin Inc. through September 30, 2004 are $8,599,331. We expect to encounter difficulties as an early stage company in the rapidly evolving lottery and gaming markets. We expect to incur significant operating and capital expenditures and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to achieve and maintain profitability. We may not be able to achieve profitable operations.

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

We must reach agreements with third parties and the loss of access to these third parties could cause our future customers base to suffer, which, in turn, could decrease our revenues and increase our costs.

      We have certain contemplated strategic relationships that will be critical to our strategy. We cannot assure you that these relationships can be maintained or obtained on terms favorable to us or at all. Our success depends substantially on obtaining and maintaining relationships with strategic partners. If we are unable to obtain or maintain our relationship with strategic partners, our business, prospects, financial condition and results of operations will be materially adversely affected.

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

We are effectively controlled by our principal shareholders and management, which may limit your ability to influence shareholder matters or to receive a premium for your shares through a change in control.

      As a result, the minority shareholders may not be able to effectively control us and direct our affairs, and have significant influence in the election of directors and approval of significant corporate transactions, like the sale of all or substantially all of our assets, a merger, amendments to our certificate of incorporation, the issuance of additional shares and other material corporate actions. The interests of these shareholders may conflict with those of the principal shareholders. This concentration of ownership may also delay, defer or prevent a change in control of our company and some transactions may be more difficult or impossible without the support of these principal shareholders.

We are dependent on certain key personnel.

      We are primarily dependent upon the services of Patrick Rogers, our Chief Executive Officer, and Peter Pang, our Executive Vice President and General Counsel. The loss of services of any of these two individuals (or other key members of the management team) could impair our ability to complete the rollout of our products and services or to bring our product offerings to a significant level of consumer acceptance and could have a material adverse effect on our business, financial condition and results of operations.

ITEM 3. CONTROLS AND PROCEDURES

      An evaluation was carried out under the supervision and with the participation of our management, including Patrick Rogers, our Chief Executive Officer and Larry Goldman, our Chief Financial Officer and Treasurer regarding the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, management concluded that as of September 30, 2004, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

      The complaint filed in Orange County sought a determination as to the identity of the lawfully appointed directors of the Company. Coulter claimed that pursuant to the certificate of incorporation of the Company only the board of directors could fill vacancies on the board and he challenged a written consent of the stockholders of the Company (the "Written Consent") that authorized Coulter's removal from the board effective October 18, 2002 and the appointment of two new directors. Coulter also claimed that his removal from the board of directors was invalid because it included affirmative votes under a proxy that Coulter claimed went beyond the authority of such proxy. The trial court found that the bylaws permitted the appointment of the two directors by Written Consent and that there was insufficient evidence as to whether the proxy holder had improperly voted for Coulter's removal. Coulter then filed an appeal with the Court of Appeals of the State of California, Fourth Appellate District (Division Three) (the "Appellate Court").

      On July 21, 2004, the Appellate Court upheld the appointment of the two directors who were appointed by the Written Consent, but reversed the trial court decision with respect to Coulter's removal from the board. Thereafter, on July 28, 2004, a majority of the stockholders of the Company removed all the board members, including Coulter (to the extent he was a board member), and appointed the current board members to the board thereby making moot any effect of the Appellate Court's decision.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      On July 1, 2004, the Company issued 150,000 shares of its common stock for consulting services, valued at $2.00 per share, for an aggregate amount of $300,000. pursuant to Section 4(2) of the Securities Act. On August 1, 2004, one consultant exercised his options and purchased 15,000 shares of common stock at an exercise price of $.40 per share, for an aggregate amount of $6,000, pursuant to Section 4(2) of the Securities Act. These proceeds were used for working capital.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On July 28, 2004, holders of 25,828,370 shares of our outstanding common stock representing 62.3% of our outstanding common stock delivered written consents to our principal executive offices in order to effect the immediate removal of all our then current directors and to effect the election of the following persons as our new directors:

                                Patrick O. Rogers
                                Arthur J. Petrie
                                 Dwight V. Call
                                  Peter C. Pang
                                  John Gronvall

      On October 18, 2004, holders of 24,091,023 shares of our outstanding common stock representing 58% of our outstanding common stock delivered written consents to our principal executive offices in order to: (a) ratify the WinWin Gaming, Inc. 2003 Stock Plan and amend some of the provisions of the plan, and
(b) approve an amendment to our certificate of incorporation that increases the number of authorized shares from 50,000,000 to 300,000,000

      Reference is made to our information statements on Schedule 14-C that were filed with the SEC on August 6, 2004 and October 21, 2004, respectively, for additional disclosure regarding the actions taken by written consent of our stockholders.

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

                                    WINWIN GAMING, INC.

Date: November 12, 2004             By: /s/ Patrick O. Rogers
                                        ------------------------------------
                                        Patrick O. Rogers
                                        Chief Executive Officer
                                        Principal Executive Officer


                                    By: /s/ Larry Goldman
                                        ------------------------------------
                                        Larry Goldman
                                        Chief Financial Officer and Treasurer

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