Form 10KSB
period 2004-12-31
WINWIN GAMING INC
filed 2005-03-21
CIK 897545

-------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended in December 31, 2004    Commission File No.: 000-21566

                               WINWIN GAMING, INC.
               ---------------------------------------------------
                     (Name of small business in its charter)

         DELAWARE                                     84-1219819
         --------                                     ----------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or  organization)

        8687 W Sahara, Suite 201                       (702) 212-4530
        Las Vegas, Nevada 89117                        --------------
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

YES     |X|            NO     |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year: $13,987

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of February 25, 2005:

      Common stock, $.01 par value: $13,784,362

The number of shares of the registrant's common stock outstanding as of February 25, 2005: 45,411,607 shares.

                       INDEX TO FORM 10-KSB ANNUAL REPORT

                                                                            Page

PART I

Item 1.    Description of Business.............................................1

Item 2.    Description of Property.............................................8

Item 3.    Legal Proceedings...................................................8

Item 4.    Submission of Matters to a Vote of Security Holders.................9

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters............9

Item 6.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................11

Item 7.    Financial Statements...............................................19

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................19

Item 8A    Controls and Procedures............................................20

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..................20

Item 10.   Executive Compensation.............................................23

Item 11.   Security Ownership of Certain Beneficial Owners and Management.....25

Item 12.   Certain Relationships and Related Transactions.....................27

Item 13.   Exhibits...........................................................28

Item 14.   Principal Accountant Fees and Services.............................30

Signatures....................................................................32

Financial Statements.........................................................F-1

                           FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements and information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: the risk factors described below under "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Operating Results," our potential inability to raise additional capital, our potential inability to obtain licenses to develop lottery programs in our target markets or to exploit the licenses currently held by us, our potential inability to compete with other lottery companies that may be more experienced and better capitalized than we are, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to the legal systems in our target markets, including China's legal system and economic, political and social events in China and other target markets, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

                                     PART I

When used in this report, the terms "Company", "we", "our" and "us" refer to WinWin Gaming, Inc. and its consolidated subsidiaries, including the operating subsidiaries of Win Win, Inc. and Win Win Consulting (Shanghai) Co. Ltd. Also, we have assumed a conversion rate of $1 to 0.12 Chinese Yuan Renminbi ("RMB") throughout this annual report in all instances where such currency conversion is required.

ITEM 1.  DESCRIPTION OF BUSINESS.

OUR BUSINESS AND MISSION

We offer complete end-to-end lottery and gaming services and consultation in partnership with foreign governments and charitable organizations who are considering lotteries and/or games as a method of generating revenue. The services that we provide include consultation regarding equipment, technology, management and marketing.

Our corporate mission is to work with governments all over the world, in helping them operate their lotteries more efficiently and effectively in a way that benefits all parties involved, including the national and local governments, the citizens of each country and our stockholders. The primary purpose of conducting a lottery is that a portion of the proceeds from the lottery games are earmarked to fund important charitable and humanitarian programs, such as education, hospitals, international and local charitable organizations (such as the Red Cross), churches, airports, roads and highways, hydro power dams, desalinization plants, bridges, hotels, sports and convention centers and more.

HISTORY AND BACKGROUND

Our corporate name is WinWin Gaming, Inc. We were incorporated on December 30, 1992 in Delaware. Since inception, prior management had operated different businesses under the following names: Lone Star Casino Corporation, LS Capital Corporation, Eurbid.com, Inc. and Junum Incorporated. Since March 31, 2003, there has been a change in the business nature, management and control of the company and we currently operate under the name WinWin Gaming, Inc. We conduct our operations through two wholly-owned operating subsidiaries, Win Win, Inc., a Nevada corporation, and Win Win Consulting (Shanghai) Co. Ltd., a company organized under the laws of the People's Republic of China. Our executive offices in the United States are located at 8687 W Sahara, Las Vegas, Nevada 89117. Our telephone number is (702) 212-4530.

In September 2002, while prior management was operating under the name Junum Incorporated ("Junum"), a secured lender foreclosed on substantially all of the operating assets of Junum because of a default on the repayment of obligations to the secured lender. Thereafter, on October 21, 2002, Junum transferred its remaining assets to the holders of its Series C Preferred Stock in exchange for all of the issued and outstanding shares of its Series C Preferred Stock, thereby redeeming all then-outstanding preferred stock. As a result of the aforementioned foreclosure and stock redemption, all of Junum's assets were distributed and all of Junum's operations were discontinued.

In December 2002, Junum sold its wholly-owned subsidiary, Junum.com, Inc., to a creditor in exchange for the forgiveness of approximately $300,000 in debt. At such time, Junum.com, Inc. had no assets (other than rights to the Junum name), no operations and approximately $2,000,000 in liabilities. Junum.com, Inc. subsequently had its corporate charter revoked by the state of Nevada.

Effective December 31, 2002, we changed our name to WinWin Gaming, Inc., and formed Win Win Acquisition Corp. We capitalized Win Win Acquisition Corp. with 22,512,000 shares of our common stock, which WinWin Acquisition Corp. then used to acquire 100% of the capital stock of Win Win, Inc., a Nevada corporation. In addition to the 22,512,000 shares, the former stockholders of Win Win, Inc. also received a $5,000,000 senior secured debenture, secured by 100% of the stock of both Win Win Acquisition Corp. and Win Win, Inc. However, due to the failure of a closing condition, the acquisitions of Win Win Acquisition Corp. and Win Win, Inc. were rescinded and renegotiated effective March 31, 2003, and an amended and restated stock exchange agreement was consummated on substantially similar terms and conditions, except that the total number of shares of our common stock issued for the acquisitions was reduced from 22,512,000 shares to 18,522,853 shares. On March 19, 2004, the $5 million debenture that we issued in connection with the acquisition of Win Win, Inc. was converted by the debenture holders in accordance with the terms of the debenture into 100,000 shares of our common stock.

SUMMARY OF CURRENT AND PLANNED OPERATIONS

Current Operations

We operate through our two wholly-owned operating subsidiaries. Our operations presently consist primarily of generating consulting revenue from the Shanghai Welfare Lottery Issuing Center (SWLIC) through the marketing and sale of welfare lottery tickets in Shanghai, China. The SWLIC is currently our only client and we are dependent upon the SWLIC and the Shanghai Welfare Lottery for all of our revenues.

Currently, approximately 30%-35% of the proceeds from the sale of lottery tickets in Shanghai is used for charitable and humanitarian purposes; approximately 50% of such proceeds is disbursed to the winning lottery ticket holder(s) and the remaining 15% to 20% is disbursed to all third parties who provide services to the SWLIC in order to effectuate the Shanghai lottery, including us. Our current percentage of the total lottery ticket revenues in Shanghai is in the range of approximately 1.65% to 8.6%. If we sell the tickets directly, we can earn higher commission rates of up to 8.6%. We are currently negotiating with the Chinese government to increase our consulting revenue percentage from the present 1.65% rate, and to have a more prominent role in the distribution and promotion of the tickets for future welfare lotteries that we may launch in other provinces in China.

On December 15, 2003, through our Chinese affiliate, Win Win Consulting (Shanghai) Co. Ltd. ("WinWin Shanghai"), we entered into a Cooperation Agreement with the SWLIC and a TV Cooperation Agreement with SWLIC to broadcast our weekly television show.

SWLIC is a governmental authority that is in charge of the China Welfare Lottery games in the Shanghai municipal district. The SWLIC entered into the Lottery Cooperation Agreement and the TV Cooperation Agreement with us in order to improve its ticket sales, bring integrity back to its lottery by electing to use our secure bar coded instant tickets and more distribution of instant lottery games in the Shanghai municipal district.

Pursuant to this three year Cooperation Agreement, SWLIC retained WinWin Shanghai, our wholly-owned subsidiary, on an exclusive basis to provide advice and counsel on lottery management, lottery television programs, lottery sales, marketing, promotion, distribution and training of sales and marketing personnel associated with the foregoing relating to a new online instant lottery ticket game or series of games recently approved by the Central Government of China for rollout in the Shanghai municipal district. In addition, WinWin Shanghai is obligated to provide the services necessary to accomplish the production of a new online instant lottery ticket television program tied to the games for broadcast with one or more of Shanghai Lottery's partners at local television stations.

In July 2004, we launched our "Slam Dunk" brand instant ticket lottery games in Shanghai, China. The inaugural "Slam Dunk" tickets include a series of three instant ticket lottery scratch off games offering a wide range of prizes designed to appeal to a broad market of players. The initial run of tickets includes five million of each game (three different games in three different Chinese currency denominations) for a total of fifteen million tickets; however, only ten million of the tickets have been deployed to date. These tickets are currently being distributed and sold in Shanghai with tests planned for other provinces in China. Our goal is to continue selling these tickets until a new line of tickets is deployed, which is estimated to be during the third or fourth quarter of 2005. SWLIC, as part of the Cooperation Agreement mentioned above, was responsible for the deployment of the tickets and was committed to handle all of the distribution and management of retail sales.

There has been a delay in full ticket deployment by the SWLIC, which had a very significant impact on our revenues and operations in 2004. The delay resulted primarily from the implementation of new bar coded online verification ticket scanning machines at the various retail outlets managed by the SWLIC. These machines are used to validate the instant tickets for winners and track and report sales; and therefore, help to ensure the integrity of the game and provide much needed security for the Chinese market. We are actively working with the SWLIC to resolve these issues. We intend to assist SWLIC in distribution later in 2005 by seeking to establish alliances with vendors of online verification equipment. We are also seeking permission from the SWLIC to commence our own distribution of lottery tickets through various retail outlets and conducting our own promotional sales shows in China.

The "Slam Dunk" ticket series is tied directly to our "Slam Dunk" weekly lottery TV game show series which was launched on August 7, 2004 on the Oriental TV Station in Shanghai, China. The "Slam Dunk" TV game show is produced by Sande Stewart Television Inc., a leading U.S. television game show production company, well known for its production of the Powerball Instant Millionaire game show for 14 different U.S. state lotteries. According to the SWLIC, the "Slam Dunk" tickets are the first ever to be designed by a U.S. lottery consultant for the Shanghai welfare lottery and marketed with a U.S. produced TV game show. We have been told by the Chinese government that our game show is the first western produced game show in China.

WinWin Shanghai will bear all out-of-pocket costs relating to the implementation of the foregoing services during the first year (July 2004- July 2005) of the three year term of the Cooperation Agreement, including the prizes paid out to winners on our TV game show. During the second and third years of the Cooperation Agreement, the cost of implementation and other expenses would be at the expense of the lottery operation itself and paid out of the gross revenues generated by the games, before the various percentage distributions from the net proceeds of the lottery.

The Cooperation Agreement also provides that SWLIC will ensure that at least one television station in the Shanghai municipal district will broadcast 50 episodes of our new online instant lottery television game show. The shows will broadcast at least once per week during prime time for 50 weeks per year. Each episode would be at least 20 minutes in length and would be tied to the welfare ticket games currently being run in Shanghai (presently our "Slam Dunk" Game).

In consideration for the services provided by WinWin Shanghai, we receive, in accordance with the Cooperation Agreement, on a quarterly basis a percentage of the aggregate gross revenue of the games that are tied to the television shows and the specific games that the parties designate in advance, that will benefit directly from WinWin Shanghai's consulting services, advice, action, investment in out-of-pocket expenses, know-how or other intellectual property provided. The percentage payable to WinWin Shanghai will be adjusted up or down in the second and third years of the term of the Cooperation Agreement based on increases or decreases in overall revenues derived from the Lottery Games.

Chinese Expansion

We believe that we are the first U.S. company to be offered this opportunity to work with the China Welfare Lottery. The China Welfare Lottery has also expressed its desire to potentially allow us in the future to expand the Shanghai project into neighboring local provinces; a national lottery game, and ultimately, a nationally televised TV lottery game show.

Chinese Government Ministry of Information's statistics indicate that welfare lotteries in China generated approximately $2 billion in revenues in 2002, $2.4 billion in revenues for 2003 and $2.7 billion in revenues in 2004. This represents a 13% increase in welfare lottery ticket sales from 2003 to 2004. These statistics also indicate that the cumulative welfare lottery ticket sales from 1987 to 2004 were $14.7 billion.

Lotteries have become a popular form of entertainment in China for many people from all levels of society. Apart from the lotteries and the MSAR (Macau), virtually no other form of legalized gambling is permitted in China. Casinos in Macau are producing, approximately 37% of Macau's annual budget through gaming taxes. Management believes that mainland China may want to similarly generate revenues through gaming taxes in the future.

Worldwide Expansion

We also hope to expand our lottery operations to other countries in Asia and throughout the world. If our current lottery and gaming operations in China are successful, we will be able to showcase our Chinese operations as means of demonstrating to other countries our capabilities. Success for us in China, therefore, could greatly assist us in our expansion efforts.

To support our international expansion, we also plan to offer a complete menu of lottery, bingo and casino games. The need for government approval will have an effect on what products we can offer in any particular country or other political subdivision. In the future, we also intend to identify and partner up with other companies in order to offer the latest state-of-the-art Internet and Intranet technology, enabling us to link video lottery, gaming and bingo terminals nation- or world-wide. Also, via the Internet, our long term goal is to be able to link countries around the globe in order to create the world's first multi-national super jackpot. Another goal in our business plan is to establish and operate both land-based and -Internet casinos. We intend to hire, train and manage local citizens to run the day-to-day operations, further benefiting the local economy and the people in each country in which we would operate.

We intend to offer a complete "turn-key" service providing equipment, training, management and marketing, for lottery and gaming operations. We plan to use state-of-the-art technology to prevent access to our lottery and other gaming related operations from jurisdictions where such activity would not be legal, such as the United States. We will not accept any business, including online gaming, lotteries or other games, from any person within the United States.

BUSINESS STRATEGY AND OPERATION

We intend, as the primary deliverable from our consulting services, to customize each lottery and gaming operation to the maximum benefit of each country that we operate in and all of its citizens. Our live, weekly-televised lottery game show that is connected to an instant win scratch ticket should help to increase awareness of our game and therefore increase the sale of the welfare lottery tickets we design in China. We intend to implement or distribute on-line lotto and/or -Internet/Intranet lottery and wireless systems. In addition, if we can obtain licenses in various other jurisdictions and raise the appropriate funding, we will evaluate the potential for operating casinos in such jurisdictions, where we are allowed to do so under applicable law.

Once an agreement is entered into and a license to operate is granted to us or one of our affiliates, it generally takes between two and three months to design, print and distribute the lottery tickets and begin to generate revenue. On average, at the present time we anticipate that approximately 50% of the ticket sales would go toward prizes. After we recoup our initial costs, the balance of the revenue would be split between us, our regional partners, where applicable, and the government of the country in which the lottery is licensed. The percentage split will vary according to each country and the agreement or lottery license we can obtain.

In some cases, a country seeking our assistance may already have a lottery in place, but the lottery may be ineffective for several reasons. In such cases, we would be able to help the country's existing lottery increase sales with our technology and marketing expertise. We can also operate under a separate private license to fund specific "stand alone" projects. Finally, by providing new games in addition to the existing lottery games, we would be able to help the country fulfill its humanitarian project funding goals much faster.

PRODUCTS

TV Game Show Production and Televised Games

In association with leading lottery-style game show producer, Sande Stewart, we produce a televised game show linked to an instant ticket lottery in Shanghai, China. We have aired a series of 21 live, weekly-televised lottery game shows in 2004 that are tied directly into the instant ticket games. The combination of weekly shows with televised winners has been shown in other lotteries to be a powerful marketing tool and our management believes that this strategy can significantly increase lottery sales in virtually every country in which it will be used.

The copyright to the television episodes is held jointly by SWLIC, OTV and us. Although, Sande Stewart Television is the exclusive owner of all intellectual property rights in the show and has granted us a license to use such rights in China and other Asian countries subject to the payment by us of the applicable license fees. The content of the show must be approved by regulatory agencies in China before it is broadcasted. The theme for the show and the instant ticket game is the sports theme we created known as Slam Dunk. We launched the instant ticket game in Shanghai in July 2004 and the TV game show first broadcasted the following month on August 7, 2004.

Instant Games

Instant Games include scratch-off tickets and pull-tabs or break-open tickets. Instant games can be provided quickly and create a multitude of winners. We design, print and then distribute tickets through various point-of-sale locations throughout each local region that we operate in (currently, only in Shanghai, China). We implement strict security measures when creating tickets to ensure that the integrity of the games cannot be compromised. Tickets can be customized to include a picture of the humanitarian project to be funded as well as to include a corporate sponsor's name on the each ticket. Once the funding goal is met, new games can be created for a new humanitarian purpose.

Video Lottery Terminals

Although we have not yet derived any revenue from Video Lottery Terminals, and this product is subject to Government Regulation and approval in China, we intend to sell and distribute Video Lottery Terminals in China if and when we receive the requisite approvals. We have not yet applied for any of these approvals. Video Lottery Terminals are similar in design to the Video Poker machines seen frequently in U.S. casinos, with the exception that the play methods and payouts are based on lottery games and will be tied into the welfare lottery. A single VLT machine can contain a menu of several games including poker, blackjack, lineup and others. Wagers can be made by coin or bill.

Internet and On-Line Games

Subject to obtaining requisite governmental approvals and licenses, we intend to offer the world's most secure, comprehensive Internet and on-line gaming systems. Cyber terminals and on-line machines can be placed at locations throughout a country in which our services are launched, providing instant access to even the most remote regions. We intend in the future to also establish websites that offer a variety of lottery games and a complete on-line casino. Internet casinos provide the opportunity to create the first ever on-line worldwide gaming tournaments such as the World Series of Blackjack, Craps, Baccarat, etc. where participants from around the world can compete. In addition, the Internet enables us to expand our lottery games into a "Powerball" style format. By connecting several countries worldwide, we may potentially offer the world's largest international Super-Jackpot creating the first billion dollar winner.

Intranet Games

Subject to obtaining requisite governmental approvals and licenses, we intend to offer state-of-the-art Intranet lottery, gaming and bingo technology. We intend to employ the latest bingo technology consisting of video bingo terminals and progressive bingo that allows up to 600 games to be played simultaneously. Locations throughout a country can be linked via secure Intranet connections to create larger national jackpots. By utilizing this same technology, we can also link lottery sites and terminals around a nation to provide bigger jackpots and expand the market.

Wireless Games

We are now in the initial stages of developing our wireless game platform and content in order to provide various types of entertainment games and eventually, lottery gaming content for mobile phones and other wireless devices throughout China and potentially other countries as well. Our ultimate goal is to expand our wireless business across China and become one of the leading game content providers for the cellular industry in China and other countries.

In the June 9, 2004 edition of the Shanghai Daily newspaper, it was reported that revenues from the handset/mobile phone game market in China are predicted to double from 2003 totals to up to $72.3 million in 2004. As of April 2004, China Mobile and China Unicom reported a combined total of more than 250 million customers nationwide.

Casinos

Our officers and directors have significant experience and relationships in developing, operating and marketing land-based and river boat casinos in a variety of jurisdictions. We have expertise in all related areas including site development, design supervision, construction, casino management, food and beverage, entertainment and more. We intend to capitalize on this experience in the future by developing casinos and providing casino related services.

SALES AND MARKETING

From our initial roll-out in Shanghai China and all subsequent roll-outs, the primary marketing tool that we utilize is (and will be) live, weekly-televised lottery game shows. We retained Sande Stewart Television, Inc., a leading U.S. television lottery game show production company, to produce the Chinese TV game show. Since 1996, Stewart Television, Inc. has produced the popular "Fun and Fortune" TV lottery game show tied to the Missouri State Lottery. Now in its ninth year of broadcast, the game has experienced increased sales in each successive year averaging ticket sales of almost $600,000 per week. Sande Stewart Television, Inc. also produces the Powerball Instant Millionaire game show encompassing 14 different U.S. state lotteries. We also intend to employ standard marketing channels, including TV commercials, print media, outdoor advertising and radio in the Shanghai market.

Historically, TV lottery game shows have produced positive effects on the market, increasing sales in virtually every country in which they have been used without cannibalizing pre-existing sales channels. We will also employ extensive sales strategies and media advertising to support our endeavors.

CORPORATE STRUCTURE

We are a Delaware corporation.  We have the following subsidiaries:

      o Win Win Acquisition Corp., a Nevada corporation. It owns 100% of the outstanding common stock of Win Win Inc.

      o     Win Win Inc., a Nevada corporation.

      o Win Win Consulting (Shanghai) Co. Ltd. a corporation organized under the laws of the People's Republic of China, is a wholly-owned subsidiary of Win Win, Inc.

      o Lucky Win Win Cambodia, Inc., a Cambodian corporation. This entity operated our Cambodian lottery business. This company was inactive at December 31, 2004 and the business in Cambodia discontinued in 2004.

COMPETITION

The lottery and gaming business and related activities are highly competitive. In the lottery gaming services industry, barriers to entry are relatively low and risk of new competitors entering the market is high. Most of our existing competitors have substantially greater resources than we do.

We believe that GTech, SciGames and various other governmental entities or government sponsored licensees all compete with us.

REGULATION

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

EMPLOYEES

As of the February 25, 2005, we had eight full-time personnel and two part-time employees at our Las Vegas, Nevada location. All of these personnel are either part of our management team or provide administrative or business development support to our China operations. We have seventeen employees in our Shanghai, China office all of whom are in operations, marketing, accounting and administration.

None of our employees or other personnel is represented by a labor union, and management considers our relationships with our employees to be satisfactory. Our ability to achieve our operational and financial objectives depends in part upon our ability to retain key technical, marketing and operations personnel, and to attract new employees as required to support growth.

In addition, we rely on consultants to a significant extent to supplement our regular employee staff in certain key functional areas and to support management in the execution of our business strategy. These consultants are independent contractors.

ITEM 2.  DESCRIPTION OF PROPERTY.

Our executive offices occupy approximately 4000 square feet of newly-renovated space at 8687 W Sahara, Las Vegas, Nevada 89117. As of December 2004, we currently have 30 months remaining on our Las Vegas office lease at a monthly rental rate of $6,000. This office space consists of administrative offices, conference rooms and a reception area.

The office of Win Win Shanghai consists of 250 square meters, located in the XuHui District of Shanghai. These offices are 50 meters away from the offices of SWLIC. The current lease expires in September 2005. We plan to renew the existing facility or relocate to a similar facility for another year at close to the current rental rate of approximately $5,500 per month, which does not include utilities.

ITEM 3.  LEGAL PROCEEDINGS.

David B. Coulter ("Coulter"), a former officer and director and a stockholder of Junum Incorporated (the predecessor of WinWin Gaming, Inc.), who acted as the CEO and Chairman of Junum Incorporated, has filed several civil actions against the Company and others in the Superior Court of the State of California for the County of Los Angeles (Central District), and in the County of Orange, California. These actions were filed in February 2003.

The Los Angeles complaint alleged a breach of an employment contract, breach of fiduciary duty, and various other claims, and sought damages in excess of $3,000,000 and other relief. All of the allegations in such complaint relate to events that occurred prior to the acquisition of Win Win Inc., our operating subsidiary, and prior to the current board and management becoming involved with the company. We are vigorously contesting these claims and have filed counter-claims against Coulter for fraud and misappropriation of corporate assets, and we are seeking substantial damages.

The complaint filed in Orange County sought a determination as to the identity of the lawfully-appointed directors of the Company. Coulter claimed that pursuant to the certificate of incorporation of the Company only the board of directors could fill vacancies on the board and he challenged a written consent of the stockholders of the Company (the "Written Consent") that authorized Coulter's removal from the board effective October 18, 2002 and the appointment of two new directors. Coulter also claimed that his removal from the board of directors was invalid because it included affirmative votes under a proxy that Coulter claimed went beyond the authority of such proxy. The trial court found that the bylaws permitted the appointment of the two directors by Written Consent and that there was insufficient evidence as to whether the proxy holder had improperly voted for Coulter's removal. Coulter then filed an appeal with the Court of Appeals of the State of California, Fourth Appellate District (Division Three) (the "Appellate Court").

On July 21, 2004, the Appellate Court upheld the appointment of the two directors who were appointed by the Written Consent, but reversed the trial court decision with respect to Coulter's removal from the board. Thereafter, on July 28, 2004, a majority of the stockholders of the Company removed all the board members, including Coulter (to the extent he was a board member), and appointed the current board members to the board, thereby making moot any effect of the Appellate Court's decision.

The next trial date is in May 2005, in which we intend to vigorously defend our position in court.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

On October 18, 2004, stockholders holding 23,890,492 shares of our common stock, constituting a majority of our outstanding common stock, delivered to us written consents that approved our 2003 Stock Plan and approved an amendment to our certificate of incorporation that increased the number of authorized shares of our common stock from 50,000,000 shares to 300,000,000 shares. Reference is made to our information statement on Schedule 14C, filed with the Securities and Exchange Commission on November 10, 2004, for additional information regarding this matter.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

COMMON STOCK

Our Certificate of Incorporation, as amended, authorizes 300,000,000 shares of common stock, $.01 par value. As of December 31, 2004, we had 41,411,607 shares outstanding, which were held by 758 stockholders of record.

PREFERRED STOCK

Our Certificate of Incorporation, as amended, authorizes 10,000,000 shares of blank check Preferred Stock, $0.01 par value. As of December 31, 2004, no shares of preferred stock were outstanding.

Our common stock is quoted on the NASD over-the-counter electronic bulletin board under the symbol "WNWN.OB". The following table sets forth for the periods shown, the high and low closing bid prices of our common stock on a per share basis. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                             Closing Bid Prices (1)

                                   High                Low
YEAR ENDED DECEMBER 31, 2004

1st Quarter                       $1.01               $0.60
2nd Quarter                       $2.48               $1.05
3rd Quarter                       $2.40               $1.20
4th Quarter                       $1.29               $0.60

YEAR ENDING DECEMBER 31, 2003

1st Quarter                       $1.40               $1.40
2nd Quarter                       $2.50               $1.60
3rd Quarter                       $1.35               $1.35
4th Quarter                       $1.30               $0.75

-----------------------------
(1) The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by Yahoo Finance for the periods indicated.

On February 25, 2005, the closing price of our common stock was $0.86 per share.

When the trading price of our common stock is below $5.00 per share, as it currently is, our common stock is considered to be a "penny stock" that is subject to rules promulgated by the Securities and Exchange Commission (Rule 15-1 through 15g- 9) under the Securities Exchange Act of 1934. These rules impose significant requirements on brokers under these circumstances, including:
(a) delivering to customers the SEC's standardized risk disclosure document; (b) providing customers with current bid and ask prices; (c) disclosing to customers the broker-dealers' and sales representatives compensation; and (d) providing to customers monthly account statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" for more information regarding penny stocks.

DIVIDEND POLICY

We do not intend to pay any cash dividends on our common stock in the foreseeable future. All cash resources are expected to be invested in developing our business plan. Future dividend payments from Win Win Consulting (Shanghai) Co. Ltd., our wholly-owned subsidiary in China, to us will be limited by certain statutory regulations in China. Namely, the approval of the Foreign Currency Exchange Management Bureau must be obtained prior to the payment to us of any dividend from WinWin Shanghai. Furthermore, dividend payments to us from WinWin Shanghai are limited to 85% of profits, after taxes.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table discloses information as of December 31, 2004 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                (a)                          (b)                          (c)

                                                                                          NUMBER OF SECURITIES
                                                                                          REMAINING AVAILABLE FOR
                                NUMBER OF SECURITIES TO BE   WEIGHTED-AVERAGE EXERCISE    FUTURE ISSUANCE UNDER
                                ISSUED UPON EXERCISE OF      PRICE OF OUTSTANDING         EQUITY COMPENSATION PLANS
                                OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND        (EXCLUDING SECURITIES
PLAN CATEGORY                   WARRANTS AND RIGHTS          RIGHTS                       REFLECTED IN COLUMN (a)
------------------------------- ---------------------------- ---------------------------- ----------------------------
EQUITY COMPENSATION PLANS
APPROVED BY SECURITY HOLDERS(1)          4,174,445                      $ .51                     15,825,555
------------------------------- ---------------------------- ---------------------------- ----------------------------
EQUITY COMPENSATION PLANS NOT
APPROVED BY SECURITY HOLDERS(2)          3,542,500                      $0.50                            N/A
------------------------------- ---------------------------- ---------------------------- ----------------------------
TOTAL                                    7,716,945                      $ .51                     15,825,555
------------------------------- ---------------------------- ---------------------------- ----------------------------

(1) Consists of securities available for issuance pursuant to our 2003 Stock Plan, which has been approved by our Board of Directors and our stockholders.

(2) Consists of warrants issued to consultants as compensation for services provided by such consultants. These warrants were not issued pursuant to any plan.

OPTIONS

The stock options issued pursuant to the 2003 Stock Plan to date totaled 4,199,445 of which 4,174,445 remain outstanding at December 31, 2004.

WARRANTS

As of December 31, 2004, we had outstanding warrants to purchase 7,091,181 shares of common stock at exercise prices ranging from $.25 to $.75 per share.

REGISTRAR AND TRANSFER AGENT

Our registrar and transfer agent is Integrity Stock Transfer, 2920 N. Green Valley Parkway, Building 5, Suite 527, Henderson, Nevada 89014; telephone (702) 317-7757.

RECENT SALES OF UNREGISTERED SECURITIES

Information regarding unregistered sales of securities by us has been previously disclosed in quarterly reports on Form 10-QSB or in current reports on Form 8-K filed during fiscal year 2004 and is not being repeated in this annual report.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Since our inception on May 10, 2002, we have been engaged in obtaining licenses to operate lotteries and gaming operations throughout the world, including directing and supporting marketing and sales of lottery tickets in foreign countries. Currently the focus of our operations is in the People's Republic of China ("PRC"). The market for instant lottery tickets in the PRC, for example, is several billion U.S. dollars. Obtaining the right to operate, even in partnership with another local PRC entity, is not an easy task. However, we have been thus far successful in pursuing a partnership with the SWLIC and we are optimistic that the start up work that we conducted as a development stage company and the business associations established by us during that period, will result in revenues for us in 2005.

Currently, our only source of revenues is from consulting services that we provide to the SWLIC in connection with the Shanghai Welfare Lottery. The SWLIC is our only client at this time and any revenues we currently generate result from the services we provide to the SWLIC and the Shanghai Welfare Lottery. Approximately 30%-35% of the proceeds from the sale of lottery tickets in Shanghai is used for charitable and humanitarian purposes; approximately 50% of such proceeds is disbursed to the winning lottery ticket holder(s) and the remaining 15% to 20% is disbursed to all third parties who provide services to the SWLIC in order to effectuate the Shanghai lottery, including us. Our current percentage of the total lottery ticket revenues in Shanghai is in the range of approximately 1.65% to 8.6%. If we sell the tickets directly, we can earn higher commission rates of up to 8.6%. During the period from July 11, 2004 (the launch of the Slam Dunk Lottery in Shanghai) through December 31, 2004, we generated $4,475 in revenues as a result of the consulting services we provide to SWLIC in connection with the Shanghai Welfare Lottery. We are currently negotiating with the Chinese government to increase our consulting revenue percentage from the present 1.65% rate, and to have a more defined role in the distribution and promotion of the tickets for future welfare lotteries that we may launch in other provinces in China.

There are several other areas where revenues could potentially be generated from our operations. To date, we have not generated any revenues from these potential revenue sources. These areas include television production and commercial time sales, product placement fees, and corporate sponsorships. Also revenues could potentially be derived from the operation and sale of Video Lottery Terminals, the management of land based casinos and the sale and distribution of wireless games.

Our ability to move forward in the PRC as well as other venues will be dependent on our ability to attract sufficient additional funds to allow us to design, market, promote, broadcast and sell lottery tickets and television programs linked to those tickets.

With a population over 1.4 billion and a cultural propensity to wager, China can potentially be the single most lucrative lottery market in the world. 2004 China welfare lottery sales were estimated to be $2.7 billion dollars (up from $2.4 billion in 2003).

SWLIC is exerting aggressive efforts to recruit investors who may be willing to invest in the capital equipment necessary to deploy our Slam Dunk game in exchange for a percentage of the revenue. The potential for a quick return on the investment is high, especially since SWLIC has recently revised its policy to allow such equipment to also dispense other lottery tickets, such as lottos, through these machines. We are considering making such investment as well, especially in view of the incremental revenue that such investment might bring to our revenue portfolio.

In order for us to succeed in Shanghai, there must be a sufficient number of lottery ticket distribution outlets that sell our Slam Dunk lottery tickets. To date, the SWLIC has not been able to provide us with a sufficient number of distribution outlets and as a result we have generated only marginal revenues ($4,475 in fiscal year 2004) in Shanghai. One reason that the SWLIC failed to fully deploy sufficient distribution outlets relates to a new technology (new to the Shanghai Welfare Lottery) that we utilized in our Slam Dunk game. This technology is bar code technology that ensures authenticity of lottery tickets in order to bring integrity back to the welfare lottery market in the PRC. This new technology requires distribution outlets to acquire bar code equipment that was not necessary with prior Shanghai Welfare Lottery tickets. As a result many distribution outlets that previously distributed lottery tickets for the SWLIC were unwilling to make the capital expenditure necessary to acquire such equipment and were, therefore, unable to distribute our Slam Dunk tickets.

In order for us to breakeven in fiscal year 2005 based on our current overhead expenses and anticipated revenue sharing percentage for 2005, we estimate that the Shanghai Welfare Lottery and lotteries in other provinces in the PRC that we expect to be involved in, must sell in 2005 a daily average of 360 tickets through at least 2,200 lottery distribution outlets. Presently the Shanghai Welfare Lottery sells through only approximately 200 distribution outlets. We expect that the number of distribution outlets in Shanghai to increase in 2005. It is difficult to project how many distribution outlets will open next year and how many tickets will be sold by such outlets. However, plans are already made to deploy distribution outlets in other provinces where the capital equipment infrastructure is already in place. Some of these provinces already have over 5,000 outlets up and running and hence the barriers to increasing the number of outlets are low. We would require additional licenses in order to manage lotteries in these other provinces.

Because of the present development stage status of our company and our current welfare lottery activities and other factors, we will need to arrange additional financing through the sale of our stock or make other arrangements in 2005.

In evaluating our financial condition and operating performance, we began an initiative to critically reassess our current and long-term business plan and capital requirements. While the validation of our business plan is ongoing, we have identified and begun to implement some of the plan's critical components:

      1) We have strengthened our financial position with the receipt of an aggregate of $2,000,000 in private equity financing on February 25, 2005.

      2) We further enhanced our liquidity position by entering into one year revolving credit arrangements with two of our directors, which aggregate $1,000,000 ($500,000 each) on March 16, 2005.

      3) We resolved outstanding liabilities from our predecessor business Junum Incorporated, thereby removing a total potential liability of more than $598,229 in 2004.

      4) We refocused our operational strategy in 2004 by redirecting almost all of our resources to the largest lottery market in the world, the PRC.

      5) We will be looking to reduce our operating overhead costs incurred in the PRC and our Las Vegas offices in 2005.

      6) We have applied for 8 different trademarks in China during 2004 (4 in English and 4 in Chinese). We expect these intangible assets to have a value in excess of their recorded amounts on the accompanying financial statements to this Form 10-KSB filing.

      We believe that our current available working capital, with the aggregate proceeds of our capital raising activities in the first quarter of 2005 of $2,000,000 and the availability under revolving credit lines with two of our directors totaling $1,000,000, should be adequate to sustain our operations at our current levels through the end of fiscal year 2005. If, however, sufficient funds are not available from our operations at that point, we will need to arrange additional financing or make other arrangements. There can be no assurance that additional financing would be available or, if it is available, that it would be on acceptable terms.

RESULTS OF OPERATIONS

Fiscal Year ended December 31, 2004 compared to December 31, 2003

The following table summarizes the results of our operations during the fiscal years ended December 31, 2004 and 2003 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal year to the prior fiscal year:

--------------------------------   -----------    -----------    -----------   -----------
                                                                                PERCENTAGE
                                                                  INCREASE       INCREASE
LINE ITEM                           12/31/04       12/31/03      (DECREASE)     (DECREASE)
--------------------------------   -----------    -----------    -----------   -----------
Revenues                           $    13,987    $     7,415    $     6,572            89%
--------------------------------   -----------    -----------    -----------   -----------
Selling, General and
Administrative Expenses              3,193,237        933,353      2,255,884           242%
--------------------------------   -----------    -----------    -----------   -----------
Stock Based Compensation Expense     4,460,016        581,295      3,882,721           668%
--------------------------------   -----------    -----------    -----------   -----------
Total Operating Expenses             7,653,253      1,514,648      6,138,605           405%
--------------------------------   -----------    -----------    -----------   -----------
Net income (loss)                   (7,029,063)    (3,016,342)     4,012,721           133%
--------------------------------   -----------    -----------    -----------   -----------
Earnings (loss) per share of
common stock                             (0.18)         (0.13)          0.05            38%
--------------------------------   -----------    -----------    -----------   -----------

During the fiscal year ended December 31, 2004, we incurred a net loss of $7,029,063 as compared to a net loss of $3,016,342 for the prior year. This represents a 133% increase in net loss from last year to this year. During the period from inception (May 10, 2002) through the end of fiscal year 2004, we have incurred a loss of $11,679,173.

The increase in net loss is attributable to:

      o expenses incurred relating to being in the development stage with respect to the establishment of our operations in China; including the pre-production and production of our TV game show in China and the marketing and promotion of our Slam Dunk brand;

      o an increase in corporate salaries and corporate overhead at our Las Vegas office due to the recruitment of key employees in that office; and

      o an increase in stock based compensation expense incurred in order to employ and recruit the proper management team for our China operations.

Total operating expenses for the fiscal year ended December 31, 2004 increased by $6,138,605 or 405%, of which $3,129,000 related to stock-based compensation in 2004 to new officers and key management personnel (of which $1.2 million related to the retention of Peter Pang as President of our China operations) and

$852,580 related to expenses incurred by WinWin Shanghai in our initial year of China operations. The other operating expenses increased due to increased payroll expenses and related fringe benefits expenses in the U.S. of approximately $905,000 in 2004 compared to $246,000 in 2003, for professional fees expense of $342,000 in 2004; travel, business development and public relations expenses of approximately $255,000 incurred in 2004; and an overall increase in other corporate overhead at our new Las Vegas office.

Net sales for the fiscal year ending December 31, 2004 were $13,987 as compared to $7,415 for the prior year. This represents an 88.63% increase in revenues compared to last year. We experienced lower than anticipated sales in 2004 due to the inability of the SWLIC to provide sufficient lottery ticket sales outlets throughout Shanghai. The failure of SWLIC to provide sufficient lottery distribution outlets for the sale of Slam Dunk tickets was due primarily to the fact that new bar code security technology was introduced in connection with the Slam Dunk game and many of the current distribution outlets did not have the equipment necessary for this new technology and were unwilling to make the capital expenditure necessary to acquire such equipment.

During the fiscal year ended December 31, 2004 we recognized extraordinary income for the resolution and extinguishment of debt incurred by the prior management of Junum Incorporated, our predecessor. which totaled $598,229.

We had total current assets of $404,924 as of December 31, 2004, of which $326,750 was cash. Our total assets as of December 31, 2004 were $771,566. We had total current liabilities of $1,221,549 as of December 31, 2004. Our total stockholders' deficiency as of December 31, 2004 was $449,983.

We had total deferred tax assets of $4,087,711 of which we have taken a 100% valuation allowance against the asset, as management believes that it is very likely that substantially all the deferred tax assets, including our net operating loss carryforwards will not be realized in future periods. The change in the valuation allowance, based on a 35% effective tax rate, in 2004 was $2,460,172.

We used $3,015,119 in cash from our operating activities during the fiscal year ended December 31, 2004 as compared to $1,112,890 used in the prior year. The difference of $1,902,229 or a 168% increase is attributable to the expenses relating to being in the development stage with respect to the establishment of operations in China, increased overhead expenses in our Las Vegas office and increases in professional fees and travel and business development expenses.

We used $370,965 in cash from our investing activities during the fiscal year ended December 31, 2004 as compared to $31,793 used in the prior year. This increase is due primarily to the purchase of property and equipment of $324,365 in setting up our offices in 2004.

We received $3,362,500 from financing activities during the fiscal year ended December 31, 2004 as compared to $1,495,017 during the prior year. This increase is due primarily to an increase in sales of our securities through private placements in 2004.

Liquidity and Capital Resources

We had $326,750 in cash and cash equivalents as of December 31, 2004. As of such date, we also had total assets of $771,566. Since inception, we have accumulated a deficit (net loss) from operations of $11,679,173.

On February 25,2005 we raised $2,000,000 in capital through the private placement of 4,000,000 shares of our common stock to an accredited investor.

On March 16, 2005, we entered into a revolving line of credit note and agreement with Art Petrie and a separate revolving line of credit note and agreement with John Gronvall, each of whom are our directors. Pursuant to each of the revolving credit arrangements, the lender (either Mr. Petrie or Mr. Gronvall, as applicable) is obligated to loan us up to $500,000 (for an aggregate of $1,000,000 under both revolving credit facilities) until the loan matures on the earlier of (a) the first anniversary of the revolving credit arrangement or (b) the date that we are able to consummate an equity financing transaction in which we receive gross proceeds of at least $1,000,000. The lender is obligated to make advances and re-advances under this revolving credit arrangement up to $500,000 upon demand by us. All amounts outstanding under these arrangements bear interest at a simple rate of 12% with a default rate of interest at 16%. We would be in default under the revolving credit arrangements if we fail to make any payments when due or if a bankruptcy event occurs.

We believe that our currently-available working capital, after receiving the aggregate proceeds of our capital raising activities in the first quarter of 2005 and the revolving credit arrangements referred to above, should be adequate to sustain our operations at our current levels through the end of fiscal year 2005, assuming that we only make the investments contemplated by our current business plan for our Chinese operations.

Our present cash requirements for our China operations are approximately $900,000 a year or $75,000 per month. Our present cash requirements for our United States operations are approximately $2,100,000 a year or $175,000 per month. We will need to arrange additional financing or make other arrangements in 2005 to fund our United States and China operations. There can be no assurance that additional financing would be available or, if it is available, that it would be on acceptable terms.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

      o accounting for expenses in connection with stock options and warrants by using the Black Scholes option pricing method;

      o valuation of contingent liabilities, including those from Junum Incorporated

Management relies on historical experience, legal advice and on assumptions believed to be reasonable under the circumstances in making its judgment and estimates. Actual results could differ materially from those estimates.

The consolidated financial statements include the accounts of Win Win, Inc., prior to the business combination with WinWin Gaming Inc. and its subsidiaries, including some wholly-owned and majority-owned subsidiaries that were inactive and do not have any assets or liabilities.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangement or commitment that will have a current effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

INFLATION

      We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2004 or December 31, 2003.

SEASONALITY

      We may experience seasonal variations in revenues and operating costs due to seasonality, however, we do not believe that these variations will be material.

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

There are several material risks associated with WinWin. You should carefully consider the risks and uncertainties described below, which constitute all of the material risks relating to WinWin. If any of the following risks are realized, our business, operating results and financial condition could be harmed and the value of our stock could go down.

ECONOMIC RISKS

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING HISTORY AND A HISTORY OF LOSSES.

We have a limited operating history. You must consider the risks and difficulties frequently encountered by early development stage companies in new and rapidly evolving markets, particularly those involved in the lottery and wireless game industries. We expect our operating expenses to increase significantly, especially in the areas of development, marketing and promotion.

We have suffered losses since our formation and we anticipate that we will lose money in the foreseeable future. Accordingly, we may not be able to achieve profitable operations.

Our losses from inception through December 31, 2004 are $11,679,173. We expect to encounter difficulties as an early development stage company in the rapidly evolving lottery and gaming markets. We expect to incur significant operating and capital expenditures and, as a result, we expect significant net losses in the future. We will need to generate significant additional capital and revenues to achieve and maintain profitability. We may not be able to achieve profitable operations in future periods.

WE MAY HAVE LIABILITIES RESULTING FROM PREDECESSOR BUSINESS OPERATIONS THAT COULD HAVE AN ADVERSE EFFECT ON US.

We are responsible for the liabilities of all of WinWin Gaming, Inc.'s predecessor business operations. There may be unknown liabilities associated with our predecessor business operations. If any such unknown liabilities become actual liabilities our financial condition and operations would be adversely affected. In addition, if any such unknown liabilities become actual liabilities or actual claimed liabilities, we may incur material costs in connection with defending lawsuits relating to such liabilities. We estimate that the total amount of liabilities relating to predecessor business operations is up to $325,000 and have established a reserve on our balance sheet in such amount and we believe such reserve is adequate.

WE WILL NEED TO RAISE ADDITIONAL FINANCING IN THE FORESEEABLE FUTURE TO FUND OUR OPERATION. ADDITIONAL FINANCING MAY NOT BE AVAILABLE TO US ON FAVORABLE TERMS OR AT ALL.

We will need to raise additional capital in the future to fund continued operations. We will require additional financing to:

      o further develop products, services and technology that we plan to offer to governmental and charitable customers;
      o     fund additional marketing expenditures;
      o     hire additional personnel;
      o     respond to competitive pressures; and
      o     working capital.

If we raise additional funds through the issuance of equity or convertible debt securities, it will reduce the percentage ownership of our present stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. The terms of securities we issue in the future could also impose restrictions on our operations. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products and services or otherwise respond to competitive pressures, would be significantly limited.

REGULATORY RISKS

WE FACE EXTENSIVE REGULATION FROM GAMING AND OTHER GOVERNMENT AUTHORITIES.

The lottery and gaming industry is a highly-regulated industry and is subject to numerous statutes, rules and regulations administered by the gaming commissions or similar regulatory authorities of each jurisdiction that we operate. Generally, companies that seek to introduce gaming products or concepts into such jurisdictions may be required to submit applications relating to their activities or products (including detailed background information concerning controlling persons within their organization), which are then reviewed for approval. In this regard, we may incur material expenses in seeking to obtain licenses for our lottery and gaming products and concepts, and no assurance can be given that our games and products will be approved in any particular jurisdiction. The failure to obtain such approval in any jurisdiction in which we may seek to introduce our products or concepts could have a material adverse effect on our business. In addition, any change to the applicable statutes, rules and regulations that restricts or prevents our ability to operate could have an adverse effect on us.

BUSINESS RISKS

OUR OPERATIONS ARE SUBJECT TO INTENSE COMPETITION.

There are several companies with substantially more resources than we have that are seeking to develop lotteries in our target markets. Many of our potential competitors have substantially greater capital, marketing and development capabilities and human resources than we have and will likely represent significant competition for us. The foregoing conditions create a rigorous competitive climate for us and increase the risk that we fail to obtain licenses in jurisdictions where we plan to operate lotteries or we are unable to compete successfully with other potential lottery and gaming companies in our target markets.

WE ARE DEPENDENT ON CERTAIN KEY PERSONNEL.

We are dependent upon the services of Patrick Rogers, our Chief Executive Officer, and Peter Pang, our Executive Vice President and General Counsel. The loss of services of either of these individuals (or other key members of the management team) could impair our ability to complete the national rollout of our lottery services in the PRC or to bring our product offering to a significant level of consumer acceptance.

OUR LARGEST TARGET MARKET IS IN CHINA. THEREFORE, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE TO A SIGNIFICANT DEGREE SUBJECT TO ECONOMIC, POLITICAL AND SOCIAL EVENTS IN CHINA. GOVERNMENTAL POLICIES IN CHINA COULD IMPACT OUR BUSINESS.

Since 1978, China's government has been and is expected to continue reforming its economic and political systems. These reforms have resulted in and are expected to continue to result in significant economic and social development in China. Many of the reforms are unprecedented or experimental and may be subject to change or readjustment due to a number of political, economic and social factors. We believe that the basic principles underlying the political and economic reforms will continue to be implemented and provide the framework for China's political and economic system. New reforms or the readjustment of previously implemented reforms could have a significant negative effect on our operations. Changes in China's political, economic and social conditions and governmental policies which could have an impact on our business include:

      o new laws and regulations or new interpretations of those laws and regulations;
      o the introduction of measures to control inflation or stimulate growth;
      o     changes in the rate or method of taxation;
      o the imposition of additional restrictions on currency conversion and remittances abroad; and
      o any actions which limit our ability to conduct lottery operations in China.

ECONOMIC POLICIES IN CHINA COULD NEGATIVELY IMPACT OUR BUSINESS.

The economy of China differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development in various respects, such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position. In the past, the economy of China has been primarily a planned economy subject to one- and five-year state plans adopted by central government authorities and largely implemented by provincial and local authorities. These plans set production and development targets. Since 1978, increasing emphasis had been placed on decentralization and the utilization of market forces in the development of China's economy. Economic reform measures adopted by China's government may be inconsistent or ineffectual, and we may not in all cases be able to capitalize on any reforms. Further, these measures may be adjusted or modified in ways that could result in economic liberalization measures that are inconsistent from time to time, from industry to industry or across different regions of the country.

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

MARKET RISKS

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

ITEM 7. FINANCIAL STATEMENTS.

Our consolidated financial statements for the fiscal years ended December 31, 2004 and 2003, and the reports thereon of Asher and Company, Ltd. and Livingston, Wachtell & Co., LLP respectively, are included in this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 4, 2004, we formally dismissed Livingston, Wachtell & Co., LLP ("LWC") as our independent registered public accounting firm. Such dismissal was approved by our board of directors.

LWC's reports on our financial statements for either of the past two recent fiscal years did not contain an adverse opinion, disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles; except that LWC's reports did contain qualifications as to our ability to continue as a going concern.

There were no disagreements with LWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of LWC, would have caused it to make reference to the subject matter of the disagreements in connection with this report. No reportable events of the type described in item 304(a)(1)(iv)(B) of Regulation S-B occurred during the two most recent fiscal years.

We provided LWC with a copy of this disclosure and requested that they furnish the Company with a letter addressed to the Commission stating whether LWC agrees or disagrees with the statements by us in a Current Report on Form 8-K and, if not, stating the respects in which it does not agree. A letter from LWC to such effect is attached as Exhibit 16.1 to our current report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2004.

Also effective October 4, 2004, Asher & Company, Ltd. was appointed as the new independent registered public accounting firm for the Company.

During our two most recent fiscal years, we have not consulted with Asher & Company, Ltd. on any matter that (i) involved the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, in each case where written or oral advice was provided, that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) was either the subject of a disagreement or event, as that term is described in item 304(a)(1)(iv)(A) of Regulation S-B.

ITEM 8A.  CONTROLS AND PROCEDURES.

Within 90 days of the filing of this Form 10-KSB, an evaluation was carried out under the supervision and with the participation of our management, including Patrick Rogers, our Chairman, CEO and President and Larry Goldman, our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Rogers and Mr. Goldman concluded that our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our directors and officers as of December 31, 2004, are:

         Name                   Age      Position
         ----                   ---      --------
         Patrick O.  Rogers     47       Chairman, CEO and President
         Arthur J. Petrie       70       Director
         Dwight V. Call         70       Director
         Peter Pang             52       Director, Executive Vice President and
                                         Genl. Council
         John Gronvall          47       Director
         Monica Soares          35       Corporate Secretary
         Larry Goldman          48       CFO/Treasurer and Vice President
                                         of Finance

PATRICK O. ROGERS became our Chairman and CEO on December 5, 2003. He has held the position of President since March 31, 2003. From March 31, 2003 to December 5, 2003, he also held the positions of Treasurer and Secretary. From May 2002 to the present, he has been the Chairman of WinWin, Inc., a Nevada corporation acquired by us on March 31, 2003. From February 2000 to the present, Mr. Rogers has been a marketing consultant through PM Investments LLC, his marketing company. From August 2000 to May 2001, he was the Chief Executive Officer of PlayersClub.com, a membership and marketing company. From May 1999 to October 1999, Mr. Rogers was the Vice President - Marketing of Purchase Pro.com, Inc., a business-to-business e- commerce company. From July 1998 to May 1999, he was Vice President - Marketing for eastern Europe for Mirage Resorts, Inc. From June 1998 to May 1999, he owned and operated a marketing consulting company, R & M Companies, L.L.C. From June 1996 to June 1998, he owned and operated Rogers and Associates, Inc., a marketing company. From January 1987 to June 1996, Mr. Rogers held various executive positions with Players International Inc., including Vice President - General Manager of Players Island Resort in Mesquite, Nevada and of Players Riverboat Casino in Metropolis, Illinois.

ARTHUR J. PETRIE became our director on December 5, 2003. He has been in the real estate development and investment business for the past 45 years. He is Chairman of the Board of Petrie Development Corporation, formed in 1976, and General Manager of Asset Development Services, LLC, a real estate investment company located in Las Vegas, Nevada. Mr. Petrie's experience in commercial real estate includes development for Wal-Mart, Sam's Club, K-mart, Hy-Vee, and other retail users, development of apartment complexes, and redevelopment of a university campus to offices and housing. Mr. Petrie is a General Partner in several publicly-syndicated partnerships and has extensive experience in developing companies as a shareholder, member of the board, and officer. Mr. Petrie has also served on the Mankato State University Foundation and as Chairman of the Minnesota World Trade Center.

DWIGHT V. CALL became our director on December 5, 2003. He is the President and owner of MC Foods, Inc., d/b/a Magee's, a restaurant, nuts and butters company operating in Los Angeles, California. He is also the President and Owner of Call and Call, an accountancy corporation that began operations in 1962. Mr. Call is also a full Professor of Accounting and MIS at California State University - Northridge. He is a frequent lecturer on matters relating to taxation and accounting and has spoken before the International Business and Economics Research Conference regarding matters relating to employee stock options. Mr. Call is also an accomplished author and has written several articles on matters relating to taxation and accounting.

PETER PANG became our director on December 5, 2003. Mr. Pang became our General Counsel and Executive Vice President on January 1, 2004 and President of Win Win Consulting (Shanghai) Co. Ltd. in October 2004. He is the founder of IPO Pang, P.C., a premier international law firm with offices in Guangzhou, People's Republic of China and Oakland, California that specializes in assisting U.S. companies entering the Chinese market with complex, high-profile legal and business cases. Prior to forming IPO Pang, Mr. Pang served as Vice President and General Counsel of Dole Packaged Foods, Assistant General Counsel of Nissan North America and corporate counsel to Hershey Foods Corporation and Shell Oil Company. Mr. Pang is licensed to practice law in several jurisdictions in the United States, including California, New York, Pennsylvania and Texas, and is also an acknowledged Foreign Legal Consultant in China where he has provided legal advice to the City of Guangzhou and the Ministry of Television and Foreign Trade and Economics Commission. Mr. Pang is also an expert on intellectual property law and is the author of several chapters on protecting Trade Secrets, CEB 2003.

MR. JOHN GRONVALL became our director in August 2004. Mr Gronvall is in the real estate development and investment business and has successfully developed over $50,000,000 in commercial, residential, office and healthcare projects. Mr. Gronvall has been the CEO and sole stockholder of International Renaissance Developers and its affiliated companies since 1979. Mr. Gronvall has served on the board of Junior Achievement, Leadership Mahoning Valley, and is a member of the Captain's Club for the United Way.

MONICA SOARES / SENIOR VICE PRESIDENT ADMINISTRATION, CORPORATE SECRETARY After successfully owning and operating a restaurant in Hawaii, Ms. Soares traveled around the world as a spokesperson for Hawaiian Tropic Suncare Products participating in the promotion of Hawaiian Tropic from 1989 through 1999. In 1999, Ms. Soares became co-founder of PM Investments, a private investment firm that invested in several diversified business ventures. Ms. Soares is a co-founder of the company and since 2002, Ms. Soares has played a key role in developing Win Win and is active in all aspects of the day-to-day operations. Monica Soares and Patrick Rogers are married to each other.

LARRY GOLDMAN, CHIEF FINANCIAL OFFICER, TREASURER, VICE PRESIDENT OF FINANCE Larry Goldman is a certified public accountant with over 20 years of consulting and technical experience as a partner in a mid-size NYC CPA firm, working with a wide variety of companies, assisting them in streamlining their operations and increasing profitability. Prior to joining us in October 2004, Mr. Goldman was a partner at Livingston Wachtell & Co., LLP and had been with that firm for the past 19 years. Mr. Goldman has extensive experience in both auditing and consulting with public companies, and has experience providing accounting and consulting services to the Asian marketplace, having audited several Chinese public companies.

AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has determined that Dwight V. Call, a member of our board, qualifies as an Audit Committee Financial Expert. The board has also determined that Mr. Call is an independent director.

CODE OF ETHICS

On February 12, 2004, our board of directors adopted a code of ethics that our Chief Executive Officer and our Chief Financial Officer and any person who may perform similar functions is subject to. We had filed the code of ethics as exhibit 14 to the 2003 Annual Report on Form 10-KSB.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to Patrick Rogers, our Chief Executive Officer, and each of the other executive officers, if any, who earned over $100,000 and was serving at the end of our last fiscal year December 31, 2004, for services in all capacities to us.

                                               ANNUAL COMPENSATION LONG-TERM                          COMPENSATION
                                               -----------------------------                          ------------
                                                                                        AWARDS                        PAYOUTS
                                                                                ----------------------          -------------------
                                                                        OTHER               SECURITIES                       ALL
                                                                        ANNUAL  RESTRICTED  UNDERLYING                      OTHER
                                                                         COMP-    STOCK       OPTIONS/           LTIP       COMPEN-
NAME AND                     YEAR         SALARY           BONUS       ENSATION   AWARDS       SARS             PAYOUTS     SATION
PRINCIPAL POSITION                         ($)              ($)           ($)      ($)         (#)                ($)         ($)
Patrick O. Rogers            2004         180,000              0           0     225,000        900,000           0           0
Chairman, CEO and            2003         150,000         30,000           0           0              0           0           0
President(1)                 2002               0              0           0           0              0           0           0

Peter Pang                   2004         151,024              0           0   1,200,000(2)     800,000           0           0
Executive Vice               2003          60,618(2)           0           0           0              0           0           0
President and General        2002               0              0           0           0              0           0           0
Counsel

Larry Goldman                2004          65,993(3)           0           0      90,000        750,000           0           0
Chief Financial              2003               0              0           0           0              0           0           0
Officer/VP Finance           2002               0              0           0           0              0           0           0

Monica Soares                2004          47,500         79,000(5)        0           0        300,000           0           0
Senior VP                    2003          66,000(4)           0           0           0              0           0           0
Administration               2002               0              0           0           0              0           0           0

-----------------------------
(1) Patrick Rogers became our Chairman, Chief Executive Officer and President on December 5, 2003. Prior to that he was our President. Mr. Rogers is also the Chairman of the board of directors.

(2) This amount consists of fees paid to a law firm and other entity affiliated with Mr. Pang for services provided by such firm and entity during fiscal years 2004 & 2003 and to allow the company to employ Mr. Pang.

(3) This amount consists of fees paid to an entity affiliated with Mr. Goldman for services provided by such firm and entity during the fiscal year 2004.

(4) This amount consists of fees paid to an entity affiliated with Ms. Soares for services provided by such firm and entity during the fiscal year 2003.

(5)   This amount was accrued at December 31, 2004 and remains unpaid.

                        OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth the grant of stock options made during the year ended December 31, 2004 to the persons named in the Summary Compensation Table:

                        NUMBER OF SECURITIES   % OF TOTAL OPTIONS
                        UNDERLYING             GRANTED TO EMPLOYEES     EXERCISE
NAME                    OPTIONS GRANTED        IN FISCAL PERIOD(C)      PRICE PER SHARE     EXPIRATION DATE(D)
----                    --------------------   --------------------     ---------------     ------------------
Patrick O. Rogers              900,000                 29.51%                 $0.45                 12/30/09

Monica Soares                  300,000                  9.84%                 $0.45                 12/30/09

Peter Pang                     800,000                 26.23%                 $0.45                 12/30/09

Larry Goldman                  750,000                 24.59%                 $0.45                 12/30/09

The following table sets forth information with respect to unexercised stock options held by the persons named in the Summary Compensation Table at December 31, 2004. No stock options were exercised in 2004 by those persons.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                        VALUE OF UNEXERCISED
                               NUMBER OF UNEXERCISED                    IN-THE-MONEY OPTIONS AT FISCAL
                               OPTIONS AT FISCAL YEAR-END #             YEAR-END($)
                               ----------------------------             ------------------------------

NAME                           EXERCISABLE       UNEXERCISABLE          EXERCISABLE      UNEXERCISABLE
----                           -----------       -------------          -----------      -------------
Patrick O. Rogers                  900,000             0                 $405,000              0

Monica Soares                      300,000             0                 $135,000              0

Peter Pang                         800,000             0                 $360,000              0

Larry Goldman                      750,000             0                 $337,500              0

COMPENSATION OF DIRECTORS

All directors are reimbursed for out-of-pocket expenses in connection with attendance at board of directors' and/or committee meetings. Independent directors receive a grant of 25,000 non-qualified stock options upon becoming directors and then they also receive a grant of an additional 15,000 non-qualified stock options for each meeting of the board of directors that they attend. On December 29,2004 30,000 additional non-qualified stock options were granted to each director for additional time spent on various corporate matters during 2004.

EMPLOYMENT AGREEMENTS

We have not entered into formal employment agreements with any of our executive officers.

BENEFIT PLANS

On December 5, 2003, we adopted our 2003 Stock Plan, which permits the board, as the administrator of the plan, to grant incentive stock options, non-qualified stock options and restricted stock to persons in a business relationship with us. By written consent of the holders of a majority of the Company's outstanding common stock, dated October 18, 2004, the 2003 Stock Plan was approved. Other than our 2003 Stock Plan, we do not have any pension plan, profit sharing plan, or similar plans for the benefit of our officers, directors or employees. However we may establish such plans in the future.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act required our executive officers and directors, and person who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the year ended December 31, 2004, all such filing requirements applicable to its officers and directors were complied with, except for the following:

The following directors and officers each failed to timely file a Form 4, which required the reporting of one stock transaction involving company's issuance of stock options received by each of them on December 29, 2004. Forms 5 were subsequently filed disclosing the option grants.

         Patrick O. Rogers
         Arthur J. Petrie
         Dwight V. Call
         Peter Pang
         John Gronvall
         Larry Goldman
         Monica Soares

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information relating to the beneficial ownership of our common stock by our executive officers and directors and by our directors and executive officers as a group as of December 31, 2004.

Name of Shareholder                               Number of Shares                       Percentage of Class
Patrick O. Rogers                                  10,200,000 (1)                              23.94%
8687 W. Sahara   Suite 201
Las Vegas, Nevada  89117-5869

Peter Pang                                          2,379,347 (2)                               5.63%
8687 W. Sahara   Suite 201
Las Vegas, Nevada  89117-5869

Dwight V. Call                                       472,000 (3)                                1.13%
8687 W. Sahara   Suite 201
Las Vegas, Nevada  89117-5869



Art Petrie                                          6,019,506 (4)                              14.18%
8687 W. Sahara   Suite 201
Las Vegas, Nevada  89117-5869

John Gronvall                                       4,388,600 (5)                              10.51%
8687 W. Sahara   Suite 201
Las Vegas, Nevada  89117-5869

Larry Goldman                                        850,000 (6)                                2.02%
8687 W. Sahara   Suite 201
Las Vegas, Nevada  89117-5869

Monica Soares                                      10,200,000 (7)                              23.94%
8687 W. Sahara   Suite 201
Las Vegas, Nevada  89117-5869

Directors and officers as a group (7            24,309,453 (1) - (7)                           52.84%
persons)

-------------------------------------------------------------------------------
(1) Consists of 8,500,000 shares beneficially owned by Mr. Rogers indirectly through the Rogers Living Trust; 500,000 shares beneficially owned by Mr. Rogers indirectly through the China Sue Trust; and 1,200,000 options (which includes 300,000 options held by Monica Soares, Mr. Rogers' wife) to purchase common stock at an exercise price of $0.45, which vested as of December 30, 2004. Mr. Rogers disclaims beneficial ownership of the shares held by his family members. Ms. Soares disclaims beneficial ownership of the shares held by Mr. Rogers.

(2) Consists of 21,650 shares held by Mr. Pang indirectly through IPO Pang P.C.; 1,507,697 shares held by Mr. Pang indirectly through Landward International, Ltd.; 50,000 warrants to purchase common stock at an exercise price of $0.50; and 800,000 options to purchase common stock at an exercise price of $0.45, which vested as of December 30, 2004. .

(3) Consists of 72,000 shares held by Mr. Call directly; 250,000 warrants to purchase common stock at an exercise price of $0.50; 55,000 options to purchase common stock at an exercise price of $0.50, which vested as of February 12, 2004; and 45,000 options to purchase common stock at an exercise price of $0.45, which vested as of December 30, 2004; and 50,000 options to purchase common stock at an exercise price of $0.50, which vested as of December 31, 2004, and are held by Christine Call (Mr. Call's wife).

(4) Consists of 4,687,278 shares held by Mr. Petrie directly; 55,000 options to purchase common stock at an exercise price of $0.50, which vested as of February 12, 2004; 45,000 options to purchase common stock at an exercise price of $0.45, which vested as of December 30, 2004; 56,000 shares held indirectly through Gaming Guaranty, LLC.; 67,000 shares held by a broker; 156,000 shares held indirectly through Players Club Partners, LLC; and 953,228 warrants, of which 753,228 are held by Mr. Petrie to purchase common stock at an exercise price of $0.50; 50,000 warrants to purchase common stock at an exercise price of $0.50 are held by Gaming Guaranty, LLC; and 150,000 warrants to purchase common stock at an exercise price of $0.50 are held by Players Club Partners, LLC.

(5) Consists of 3,879,850 shares held by Mr. Gronvall indirectly through the John M. Gronvall Revocable Trust; 156,000 shares held by Mr. Gronvall indirectly through Players Club Partners, LLC; 7,750 shares held by a broker; 275,000 warrants to purchase common stock at an exercise price of $0.50, of which 125,000 are held indirectly through the John M. Gronvall Revocable Trust and 150,000 are held indirectly through Players Club Partners, LLC; and 70,000 options to purchase common stock at an exercise price of $0.45, which vested as of December 30, 2004.

(6) Consists of 100,000 shares held by Mr. Goldman directly; and 750,000 options to purchase common stock at an exercise price of $0.45, which vested as of December 30, 2004.

(7) Consists of the 10,200,000 shares held directly or indirectly by Ms. Soares' husband, Patrick Rogers. See Note (1) above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the 2004 and 2003 fiscal years, we were provided services from a law firm affiliated with Peter Pang, our director, Executive Vice President and General Counsel. We paid such firm fees in the aggregate amount of $31,738 in 2004 and $60,618 in 2003.

Effective December 31, 2002, we acquired 100% of the capital stock of Win Win, Inc., a Nevada corporation, that was then wholly-owned by Patrick Rogers, our Chairman, Chief Executive Officer and President and Benjamin Perry, a former executive officer and director, respectively, for consideration of 23,722,853 shares of common stock, plus a $5,000,000 senior secured debenture, secured by 100% of the stock of Win Win, Inc. and 100% of the stock of Win Win Acquisition Corp. our wholly-owned subsidiary that directly owns the stock of Win Win, Inc. The debenture provided that in the event of certain events of default, the holder of the debenture would have the right to foreclose on the stock of WinWin Acquisition Corp. and WinWin, Inc. This included any delisting of our common stock from the NASD OTC Bulletin Board. Our stock was, in fact, delisted, and the holders of the debenture, Patrick Rogers and Benjamin Perry, granted us until February 15, 2003 to cure the default or rescind the transaction. We were unable to cure the default, and the entire transaction was rescinded, and null and void, effective as of December 31, 2002. We were subsequently able to have our common stock relisted on the NASD OTC Bulletin Board, and were able to renegotiate the acquisition of WinWin, Inc. with Mr. Perry and Mr. Rogers on substantially similar terms and conditions as the original agreement, except that the total number of shares of our common stock issued for the acquisitions was reduced from 22,512,000 to 18,522,853. This transaction closed as of March 31, 2003. The debenture issued to Mr. Rogers and Mr. Perry in connection with the acquisition of Win Win, Inc. was converted in accordance with its terms on March 16, 2004 into 100,000 shares of our common stock, in the aggregate.

On April 1, 2004, Arthur Petrie, one of our directors, forgave $176,614 of principal and accrued interest under a debenture in exchange for 353,228 shares of our common stock and three-year warrants to purchase 353,228 shares of our common stock at an exercise price equal to $0.50 per share.

On March 16, 2005, we entered into a revolving line of credit note and agreement with Art Petrie and a separate revolving line of credit note and agreement with John Gronvall, each of whom are our directors. Pursuant to each of the revolving credit arrangements, the lender (either Mr. Petrie or Mr. Gronvall, as applicable) is obligated to loan us up to $500,000 (for an aggregate of $1,000,000 under both revolving credit facilities) until the loan matures on the earlier of (a) the first anniversary of the revolving credit arrangement or (b) the date that we are able to consummate an equity financing transaction in which we receive gross proceeds of at least $1,000,000. The lender is obligated to make advances and re-advances under this revolving credit arrangement up to $500,000 upon demand by us. All amounts outstanding under these arrangements bear interest at a simple rate of 12% with a default rate of interest at 16%. We would be in default under the revolving credit arrangement if we fail to make any payments when due or if a bankruptcy event occurs.

ITEM 13.  EXHIBITS

-------   ----------------------------------------------------------------------
EXHIBIT
NUMBER    EXHIBIT DESCRIPTION
-------   ----------------------------------------------------------------------
*3.1 Certificate of Incorporation of the Company filed December 30, 1999, is incorporated herein by reference from the Company's (SEC File No. 33-57998-D) Form SB-2 registration statement filed April 29, 1993.
-------   ----------------------------------------------------------------------
*3.2 Amended and Restated Bylaws of the Company are incorporated herein by reference to the Company's Current Report on Form 8-K, dated December 15, 2003, Exhibit 3.1.
-------   ----------------------------------------------------------------------
*3.3 Certificate of Amendment of Certificate of Incorporation of the Company is incorporated herein by reference from the Company's (SEC File No. 33-57998-D) Form SB-2 registration statement filed April 29, 1993, Item 27.
-------   ----------------------------------------------------------------------
*3.4 Amendment to Certificate of Incorporation filed February 2, 1995, is incorporated herein by reference from the Company's (SEC File No. 0-21566) Form 10-KSB annual report for the year ended December 31,1994, Item 6, Exhibit 3.01.
-------   ----------------------------------------------------------------------
*3.5 Certificate of Amendment of Certificate of Incorporation of the Company filed June 26, 1996, is incorporated hereby reference from the Company's (SEC File No. 0-21566) annual report on Form 10-KSB for the year ended June 30, 1996, Part IV, Item 14(c), Exhibit 4.06.
-------   ----------------------------------------------------------------------
*3.6 Certificate of Amendment of Certificate of Incorporation of October 3, 2000, is incorporated hereby by reference to Exhibit 4.07 to the Form 10-KSB of the Company (Eurbid.com) for its fiscal year ended June 30, 2000.
-------   ----------------------------------------------------------------------
*3.7 Certificate of Amendment of Certificate of Incorporation of December 31, 2002 is incorporated hereby reference to Exhibit 1 to the Form 8-K current report of the Company for December 31, 2002.
-------   ----------------------------------------------------------------------
*3.8 Certificate of Amendment of Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 8, 2004, is incorporated by reference to Appendix B to the definitive information statement on Schedule 14C of the Company filed on November 10, 2004.
-------   ----------------------------------------------------------------------
*10.1 Stock Exchange Agreement dated December 31, 2002, regarding the acquisition of WinWin, Inc. by the Company is incorporated by reference to Exhibit 10.1 to the Form 8-K current report of the Company for December 31, 2002.
-------   ----------------------------------------------------------------------
*10.2 Amended and Restated Stock Exchange Agreement dated March 31, 2003, is incorporated by reference to Exhibit 10.1 to the Form 8-K current report of the Company dated March 31, 2003.
-------   ----------------------------------------------------------------------
*10.3 Form of Warrant issued in connection with settlement agreement is incorporated by reference to Exhibit 4 to the 10-QSB quarterly report of the Company for the quarter ended September 30, 2003.
-------   ----------------------------------------------------------------------
*10.4 Agreement, dated October 8, 2003, between WinWin, Inc. and Sande Stewart Television, Inc. is incorporated by reference to Exhibit 10 to the 10-QSB quarterly report of the Company for the quarter ended September 30, 2003.
-------   ----------------------------------------------------------------------

-------   ----------------------------------------------------------------------
*10.5 Cooperation Agreement, dated December 15, 2003, between WinWin Consulting (Shanghai) Co. Ltd. and Shanghai Welfare Lottery Issuing Center is incorporated by reference to Exhibit 10.1 to the Form 8-K current report of the Company filed on January 2, 2004.
-------   ----------------------------------------------------------------------
*10.6 TV Cooperation Agreement, dated December 15, 2003, between WinWin Consulting (Shanghai) Co. Ltd. and Shanghai Welfare Lottery Issuing Center is incorporated by reference to Exhibit 10.2 to the Form 8-K current report of the Company filed on January 2, 2004.
-------   ----------------------------------------------------------------------
*10.7 Form of Subscription Agreement used for private placements is incorporated by reference to Exhibit 10.28 to the Annual report on Form 10-KSB of the Company for the fiscal year ended December 31, 2003.
-------   ----------------------------------------------------------------------
*10.8 Form of Warrant used for private placements is incorporated by reference to Exhibit 10.29 to the Annual report on Form 10-KSB of the Company for the fiscal year ended December 31, 2003.
-------   ----------------------------------------------------------------------
*10.9     WinWin Gaming Inc. 2003 Stock Plan is incorporated by reference to
          Exhibit 10.30 to the Annual report on Form 10-KSB of the Company for the fiscal year ended December 31, 2003.
-------   ----------------------------------------------------------------------
*10.10 Form of WinWin Gaming Inc. Stock Option Agreement under 2003 Stock Plan is incorporated by reference to Exhibit 10.31 to the Annual report on Form 10-KSB of the Company for the fiscal year ended December 31, 2003.
-------   ----------------------------------------------------------------------
*10.11 Form of WinWin Gaming Inc. Restricted Stock Grant Agreement under 2003 Stock Plan is incorporated by reference to Exhibit 10.32 to the Annual report on Form 10-KSB of the Company for the fiscal year ended December 31, 2003.
-------   ----------------------------------------------------------------------
*10.12 Project Cooperation Agreement, dated April 30, 2004, between WinWin Consulting (Shanghai) Co. Ltd and Shanghai VSAT Network Systems Co. Ltd. is incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.
-------   ----------------------------------------------------------------------
*10.13 Securities Purchase Agreement, dated February 25, 2005, among the Company and the investors who are parties thereto is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on February 28, 2005.
-------   ----------------------------------------------------------------------
*10.14 Registration Rights Agreement, dated February 25, 2005, among the Company and the investors who are parties thereto is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on February 28, 2005.
-------   ----------------------------------------------------------------------
10.15 Revolving Credit Note and Agreement, dated March 16, 2005, between the Company and Art Petrie.
-------   ----------------------------------------------------------------------
10.16 Revolving Credit Note and Agreement, dated March 16, 2005, between the Company and John Gronvall.
-------   ----------------------------------------------------------------------
*11. Statement re: computation of per share earnings reference is made to the Consolidated Statements of Operations of the Consolidated Financial Statements of the Company which are incorporated herein by reference.
-------   ----------------------------------------------------------------------
*14 Code of Ethics is incorporated by reference to Exhibit 14 to the Annual report on Form 10-KSB of the Company for the fiscal year ended December 31, 2003.
-------   ----------------------------------------------------------------------

-------   ----------------------------------------------------------------------
21.       A description of the subsidiaries of the Company
-------   ----------------------------------------------------------------------
23.1      Consent of Asher & Company, Ltd.
-------   ----------------------------------------------------------------------
23.2      Consent of Livingston, Wachtell & Co., LLP
-------   ----------------------------------------------------------------------
31.1      Rule 13a-14(a)/15d-14(a) Certifications by the Principal Executive
          Officer
-------   ----------------------------------------------------------------------
31.2      Rule 13a-14(a)/15d-14(a) Certifications by the Principal Financial
          Officer
-------   ----------------------------------------------------------------------
32 Section 1350 Certifications by the Principal Executive Officer and Principal Financial Officer
-------   ----------------------------------------------------------------------

--------------
*     Incorporated by reference as indicated

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for each of the fiscal year ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $48,235 and $50,000, respectively.

AUDIT-RELATED FEES

The aggregate fees billed in the fiscal year ended December 31, 2004 and 2003 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees" above are $0 and $0, respectively.

TAX FEES

The aggregate fees billed in the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $0 and $0, respectively.

ALL OTHER FEES

The aggregate fees billed in the fiscal years ended December 31, 2004 and 2003 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

PRE-APPROVAL POLICIES AND PROCEDURES

On October 4, 2004, our board of directors adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under
Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to the fiscal year ended December 31, 2004 and the quarterly reviews for the subsequent fiscal quarters of 2005 through the review for the quarter ended September 30, 2005, at which time additional pre-approvals for any additional services to be performed by our auditor would be sought from the Board. Our board of directors also re-appointed and authorized Dwight V. Call to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

      The percentage of audit-related, tax and other services that were approved by the board of directors is zero (-0-).

                                   SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: March 21, 2005

                               WinWin Gaming, Inc.


                               By: /s/ Patrick O. Rogers
                                  ----------------------------------------------
                                  Patrick O. Rogers
                                  Chairman, Chief Executive Officer and
                                  President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                                 Title                                  Date
               ---------                                 -----                                  ----
/s/ Patrick O. Rogers                     Chairman, CEO and President                       March 21, 2005
-------------------------------------
Patrick O. Rogers


/s/ Larry Goldman                         CFO/VP Finance and Treasurer                      March 21, 2005
-------------------------------------
Larry Goldman


/s/ John Gronvall                         Director                                          March 21, 2005
-------------------------------------
John Gronvall


/s/ Arthur Petrie                         Director                                          March 21, 2005
-------------------------------------
Arthur Petrie


/s/ Dwight V. Call                        Director                                          March 21, 2005
-------------------------------------
Dwight V. Call


/s/ Peter Pang                            Executive Vice President, General                 March 21, 2005
-------------------------------------     Counsel and Director
Peter Pang

                               WINWIN GAMING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                DECEMBER 31, 2004

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS                               F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM - ASHER & COMPANY, LTD.                                                 F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM - LIVINGSTON WATCHELL & COMPANY LLP                                     F-3

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

         STATEMENTS OF OPERATIONS                                            F-5

         STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY                   F-6

         STATEMENTS OF CASH FLOWS                                            F-7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                               F-8

Board of Directors
WinWin Gaming, Inc.
Las Vegas, Nevada

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

      We have audited the accompanying consolidated balance sheet of WinWin Gaming, Inc. and Subsidiaries (a development stage company) as of December 31, 2004 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended and for the period from May 10, 2002 (inception) to December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WinWin Gaming, Inc. and Subsidiaries (a development stage company) as of December 31, 2004 and the results of their operations and their cash flows for the year then ended, and for the period from May 10, 2002 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


/s/ Asher & Company, Ltd.

Philadelphia, Pennsylvania
February 28, 2005 (March 16, 2005 as to Note 12)

Board of Directors
WinWin Gaming, Inc.
(Formerly Junum Incorporated)
Las Vegas, NV

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of WinWin Gaming, Inc. (formerly Junum Incorporated), and subsidiaries (a development stage company) as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended and from May 10, 2002 (Inception) to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WinWin Gaming, Inc. (formerly Junum Incorporated) and subsidiaries (a development stage company) as of December 31, 2003, and the results of their operations and their cash flows for the year then ended and for the period from May 10, 2002 (Inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Livingston Wachtell & Co., LLP

New York, New York
April 1, 2004

                               WINWIN GAMING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004


                                     Assets
Current assets:
     Cash and cash equivalents                              $    326,750
     Accounts receivable                                           2,982
     Prepaid expenses                                             33,250
     Rental deposits                                              24,454
     Other current assets                                         17,488
                                                            ------------
           Total current assets                                  404,924

Property and equipment, net                                      320,042
Intangible assets, net                                            39,158
Other assets                                                       7,442
                                                            ------------

           Total assets                                     $    771,566
                                                            ============

                    Liabilities and Stockholders' Deficiency

Current liabilities:
     Accounts payable                                       $    367,346
     Accrued legal expenses                                      325,097
     Accrued expenses                                             97,606
     Due to officers - accrued compensation                      394,000
     Note payable                                                 37,500
                                                            ------------

           Total current liabilities                           1,221,549

Commitments and contingencies - See Note 10

Stockholders' deficiency:
   Preferred stock, issuable in series,
       $.01 par value, 10,000,000 authorized
       shares, none issued                                            --
   Common stock, $0.01 par value,
       300,000,000 authorized shares;
       41,411,607 issued and outstanding                         414,116
   Additional paid-in capital                                 10,815,074
   Accumulated deficit from operations                       (11,679,173)
                                                            ------------

           Total stockholders' deficiency                       (449,983)
                                                            ------------

           Total liabilities and stockholders' deficiency   $    771,566
                                                            ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               WINWIN GAMING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                DECEMBER 31, 2004

                                                                                              CUMULATIVE
                                                                                             AMOUNTS SINCE
                                                                                        MAY 10, 2002 (INCEPTION)
                                                                                                   TO
                                                      YEAR ENDED DECEMBER 31,                 DECEMBER 31,
                                                -----------------------------------           ------------
                                                    2004                  2003                    2004
                                                ------------           ------------           ------------
Revenues                                        $     13,987           $      7,415           $     21,402

Selling, general and
     administrative expenses                       3,193,237                933,353              4,599,055
Stock based compensation expense                   4,460,016                581,295              6,192,811
                                                ------------           ------------           ------------
         Total operating expenses                  7,653,253              1,514,648             10,791,866
                                                ------------           ------------           ------------

         Operating loss                           (7,639,266)            (1,507,233)           (10,770,464)

  Other income (expenses)
     Reorganization expense                               --             (1,059,372)            (1,059,372)
     Currency translation gain                         5,297                     --                  5,297
     Interest income                                  11,304                     --                 11,304
     Interest expense                                 (4,627)              (449,737)              (464,167)
                                                ------------           ------------           ------------

         Total other income (expenses)                11,974             (1,509,109)            (1,506,938)
                                                ------------           ------------           ------------

    Loss before extraordinary item                (7,627,292)            (3,016,342)           (12,277,402)
    Extraordinary income:
         Extinguishment of debt                      598,229                     --                598,229
                                                ------------           ------------           ------------

         Net loss                               $ (7,029,063)          $ (3,016,342)          $(11,679,173)
                                                ============           ============           ============

Basic and diluted net loss per share
    Loss before extraordinary item              $       (.20)          $       (.13)
    Extraordinary item                                   .02                     --
                                                ------------           ------------
         Net loss                               $       (.18)         $       (.13)
                                                ============          ============

Weighted average number of
    common shares outstanding                     38,058,967             23,749,482
                                                ============           ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               WINWIN GAMING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                FROM INCEPTION MAY 10, 2002 TO DECEMBER 31, 2004

                                                                               ADDITIONAL     ACCUMULATED
                                                      COMMON STOCK              PAID-IN      DEFICIT FROM
                                                 SHARES          AMOUNT         CAPITAL       OPERATIONS
                                              ------------    ------------   ------------    ------------
Balance at May 10,  2002, inception                     --    $         --   $         --    $         --
    Stock issued for cash                       18,000,000           1,000             --              --
    Warrants issued for services                        --              --      1,151,500              --
    Net loss for the period                             --              --             --      (1,633,768)
                                              ------------    ------------   ------------    ------------
Balance at December 31, 2002                    18,000,000           1,000      1,151,500              --
    Debenture issued to stockholders                    --              --             --              --
    Recapitalization as a result of
        reverse merger                           5,225,107         231,251       (231,251)             --
    Stock issued for cash                        1,353,263          13,532        878,871              --
    Stock subscription                               7,667              77          4,523              --
    Conversion of  debt to equity                1,087,000          10,870        364,130              --
    Conversion of accrued interest
        to equity                                   76,092             761         37,285              --
    Stock issued for services                       79,347             793        123,302              --
    Warrants issued for services                        --              --        457,200              --
    Exercise of warrants                            25,000             250         12,250              --
    Cashless exercise of warrants
        for stock                                4,042,647          40,427        (40,427)             --
    Net loss                                            --              --             --      (3,016,342)
                                              ------------    ------------   ------------    ------------

Balance at  December 31, 2003                   29,896,123    $    298,961   $  2,757,383     $(4,650,110)
    Debenture converted by stockholders            100,000           1,000        417,313              --
    Collection of subscription receivable               --              --             --              --
    Stock issued for cash                        9,280,000          92,800      3,257,600              --
    Conversion of  payables to equity              428,506           4,285        244,832              --
    Stock issued for services                    1,681,978          16,820      1,541,896              --
    Exercise of stock options                       25,000             250          9,750              --
    Issuance of compensatory stock options              --              --      1,614,000              --
    Warrants issued to consultants                      --              --        972,300              --
    Net loss                                            --              --             --      (7,029,063)
                                              ------------    ------------   ------------    ------------

Balance at  December 31, 2004                   41,411,607    $    414,116   $ 10,815,074    $(11,679,173)
                                              ============    ============   ============    ============

                                             OTHER CAPITAL
                                                 DEFICIT      SUBSCRIPTION
                                                 ACCOUNT       RECEIVABLE         TOTAL
                                              ------------    ------------    ------------
Balance at May 10,  2002, inception           $         --    $         --    $         --
    Stock issued for cash                               --              --           1,000
    Warrants issued for services                        --              --       1,151,500
    Net loss for the period                             --              --      (1,633,768)
                                              ------------    ------------    ------------
Balance at December 31, 2002                            --              --        (481,268)
    Debenture issued to stockholders            (5,000,000)             --      (5,000,000)
    Recapitalization as a result of
        reverse merger                                  --              --              --
    Stock issued for cash                               --              --         892,403
    Stock subscription                                  --          (4,600)             --
    Conversion of  debt to equity                       --              --         375,000
    Conversion of accrued interest
        to equity                                       --              --          38,046
    Stock issued for services                           --              --         124,095
    Warrants issued for services                        --              --         457,200
    Exercise of warrants                                --              --          12,500
    Cashless exercise of warrants
        for stock                                       --              --              --
    Net loss                                            --              --      (3,016,342)
                                              ------------    ------------    ------------

Balance at  December 31, 2003                 $ (5,000,000)   $     (4,600)    $(6,598,366)
    Debenture converted by stockholders          5,000,000              --       5,418,313
    Collection of subscription receivable               --           4,600           4,600
    Stock issued for cash                               --              --       3,350,400
    Conversion of  payables to equity                   --              --         249,117
    Stock issued for services                           --              --       1,558,716
    Exercise of stock options                           --              --          10,000
    Issuance of compensatory stock options              --              --       1,614,000
    Warrants issued to consultants                      --              --         972,300
    Net loss                                            --              --      (7,029,063)
                                              ------------    ------------    ------------

Balance at  December 31, 2004                 $         --    $         --    $   (449,983)
                                              ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               WINWIN GAMING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                DECEMBER 31, 2004

                                                                                                Cumulative Amounts
                                                          Year Ended           Year Ended       Since May 10, 2002
                                                         December 31,         December 31,       (Inception) to
                                                             2004                 2003          December 31, 2004
                                                         ------------         ------------         ------------
Cash flows from operating activities:
   Net loss                                              $ (7,029,063)        $ (3,016,342)        $(11,679,173)
Adjustments to reconcile net loss to cash
used in operating activities:
   Depreciation and amortization                               37,438                4,704               42,142
   Reorganization expense                                          --            1,059,372            1,059,372
   Stock based compensation expense                         4,460,016              581,295            6,192,811
Changes in operating assets and liabilities:
   Accounts receivable                                         (2,982)               3,791               (5,666)
   Rental deposits                                            (24,454)                  --              (24,454)
   Ticket supplies                                             29,232              (29,232)                  --
   Prepaid expenses                                           (31,566)                  --              (31,566)
   Other current assets                                       (17,488)                                  (17,488)
   Accounts payable                                           234,804              (27,064)             241,877
   Accrued expenses                                          (328,186)             310,586               (7,968)
   Accrued interest                                          (342,870)                  --             (342,870)
                                                         ------------         ------------         ------------
Net cash used in operating activities                      (3,015,119)          (1,112,890)          (4,572,983)
                                                         ------------         ------------         ------------

Cash flows from investing activities:
   Purchase of property and equipment                        (324,365)             (31,793)            (362,184)

   Other                                                      (46,600)                  --              (46,600)
                                                         ------------         ------------         ------------
Net cash used in investing activities                        (370,965)             (31,793)            (408,784)
                                                         ------------         ------------         ------------

Cash flows from financing activities:
Notes payable, net                                             (2,500)             375,000              822,500
Debentures issued                                                  --              214,114              214,114
Stock issued for cash                                       3,350,400              892,403            4,243,803
Proceeds from the exercise of stock warrants                   10,000               12,500               22,500
Proceeds from stock subscription receivable                     4,600                1,000                5,600
                                                         ------------         ------------         ------------
Net cash provided by financing activities                   3,362,500            1,495,017            5,308,517
                                                         ------------         ------------         ------------

Increase (decrease) in  cash and cash equivalents             (23,584)             350,334              326,750

Cash and cash equivalents - beginning of year                 350,334                   --                   --
                                                         ------------         ------------         ------------

Cash and cash equivalents - end of year                  $    326,750         $    350,334         $    326,750
                                                         ============         ============         ============

Supplemental disclosures of noncash
investing and financing activities:                      $  5,667,430         $    413,046         $  6,080,476
                                                         ============         ============         ============
   Conversion of the debt to equity
   Cashless exercise of warrants for stock               $         --         $     40,427         $     40,427
                                                         ============         ============         ============
   Stock subscription receivable                         $         --         $      4,600         $      4,600
                                                         ============         ============         ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               WINWIN GAMING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

1.    ORGANIZATION AND NATURE OF OPERATIONS, AND ACQUISITION

      WinWin Gaming, Inc.

      WinWin Gaming, Inc. (the "Company"), a Delaware corporation, formerly called Junum Incorporated ("Junum"), which under previous management operated several businesses under different corporate names, was incorporated on December 30, 1992. The Company, while operating under the name Junum Incorporated, was a technology-based financial services company specializing in providing credit management and related services to consumers and small business. Junum discontinued its operations in 2002. On December 31, 2002, the Company amended its certificate of incorporation to change its name from Junum to WinWin Gaming, Inc.

      Win Win, Inc.

      Win Win, Inc., a Nevada corporation, (the "Operating Subsidiary") was incorporated May 10, 2002. The Operating Subsidiary is an international lottery and gaming company. The Operating Subsidiary offers a complete "turn-key" service providing funding, equipment, training, management, and marketing for lottery and gaming operations worldwide. The Company, for the years ended December 31, 2004 and 2003, derived all of its revenue providing consulting services to foreign governments by assisting them in running their welfare lotteries.

      Win Win Consulting (Shanghai) Co. Ltd.

      Win Win Consulting (Shanghai) Co. Ltd. ("Win Win Shanghai"), a corporation organized in the Peoples Republic of China ("PRC") on November 28, 2003, is a wholly-owned foreign subsidiary of the Operating Subsidiary conducting all of the business in the PRC.

      Win Win Acquisition Corp.

      Win Win Acquisition Corp. ("Acquisition Corp."), a Nevada corporation, was incorporated on December 31, 2002. Pursuant to a stock exchange agreement, Acquisition Corp. became a wholly-owned subsidiary of the Company by exchanging 100% of its outstanding common stock for 18,522,853 shares of the Company's common stock. This transaction was effected to facilitate the acquisition of 100% of the Operating Subsidiary.

                               WINWIN GAMING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

1.    ORGANIZATION AND NATURE OF OPERATIONS, AND ACQUISITION (Continued)

      Acquisition

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

      In addition to receiving 18,522,853 shares of the Company's common stock in connection with the acquisition, the former stockholders and current officers of the Operating Subsidiary also received a $5 million senior secured debenture (the "Debenture"). The Debenture was due on December 31, 2007, and bore interest at 10% per annum. The Debenture was convertible into Common Stock at the rate of 100% of the average closing price of the Company's common stock for the 20 trading days prior to the conversion, but in no event to exceed 100,000 shares. A holder of the Debenture must give the Company at least 90 days prior notice of conversion. The due date of the Debenture could have been accelerated upon an Event of Default.

      On March 19, 2004, the Debenture was converted into 100,000 shares of the Company's common stock.

                               WINWIN GAMING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

1.    ORGANIZATION AND NATURE OF OPERATIONS, AND ACQUISITION (Continued)

      Acquisition Continued)

      The equity reduction resulting from the issuance of the $5 million debenture liability incurred to the former stockholders of the Operating Subsidiary that was the result of the acquisition, was reported in the stockholders' deficiency section of the balance sheet, under the caption "Other capital deficit account", at December 31, 2003.

      The assets and liabilities of the Company were deemed to have been acquired by the Operating Subsidiary on the Acquisition Date. All financial information included in this report on Form 10-KSB that is as of a time prior to the Acquisition Date is the financial information of the Operating Subsidiary on a stand-alone basis, as if the Operating Subsidiary had been the registrant required to file this report. The financial information from and after the Acquisition Date is that of the Company, the Operating Subsidiary, Acquisition Corp., and Win Win Consulting, on a consolidated basis.

      Due to the recapitalization of the Operating Subsidiary, all reference to shares of the Operating Subsidiary's common stock have been restated to reflect the equivalent number of shares of the Company's common stock outstanding at the Acquisition Date. In other words, the shares of the Operating Subsidiary's outstanding common stock at March 31, 2003 were restated as 18,522,853 shares outstanding of the Company, as shown on the statement of stockholders' deficiency, "recapitalization as a result of the reverse merger" at March 31, 2003. References to the number of Operating Subsidiary shares in earlier share transactions of the Operating Subsidiary reflect the number of Company shares into which they were converted at the Acquisition Date.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation and Basis of Presentation

      The consolidated financial statements include the accounts of the Operating Subsidiary and its subsidiaries, prior to the Acquisition Date and the Company and all its subsidiaries after the Acquisition Date. All material intercompany accounts and transactions have been eliminated in consolidation.

                               WINWIN GAMING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Principles of Consolidation and Basis of Presentation (Continued)

      The Operating Subsidiary formed a new subsidiary on March 17, 2003 called Lucky Win Win Cambodia, Inc. (the "Cambodian Subsidiary") and began lottery operations in Cambodia on May 15, 2003. The Company entered into a Management Services Agreement, dated May 12, 2003, with Golden Win Win Cambodia, Inc. ("Golden Win Win"), a Company owned and exclusively controlled by a former director (the "director") of the Company. Golden Win Win and the director hold a renewable and non-transferable license granted by the Kingdom of Cambodia to conduct lotteries and lotto in Cambodia for an initial term of three years, expiring in August 2005.

      All of the Company's revenues in 2003 were derived from Cambodian lotteries. The income from these operations is subject to governmental regulation and reports, and to payments to the National Treasury of Cambodia. The Company's involvement in the Cambodian lottery was discontinued in 2004, when the Company decided to conduct its current lottery operations in the PRC.

      The net loss from foreign operations was $837,337 for the year ended December 31, 2004. Total assets and net assets in Win Win Shanghai at December 31, 2004 were $114,212 and $93,151, respectively. The Company's total investment in Win Win Shanghai at December 31, 2004 was $940,000.

      Capital Resources And Business Risks Issues

      The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At December 31, 2004, current liabilities exceeded current assets by $816,625.

      As discussed in Note 12, in February 2005, the Company sold shares of its common stock for $2 million. Also, as discussed in Note 12, in March 2005, the Company secured lines of credit from two stockholders and directors in the aggregate amount of $1 million.

                               WINWIN GAMING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Capital Resources And Business Risks Issues (Continued)

      We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities in the first quarter of 2005 and the revolving credit arrangements referred to above, should be adequate to sustain our operations at our current levels through the end of fiscal year 2005 assuming that we only make the investments contemplated by our current business plan for our Chinese operations.

      Our present cash requirements for our China operations are approximately $900,000 a year or $75,000 per month. Our present cash requirements for our United States operations are approximately $2,100,000 a year or $175,000 per month. We will need to arrange additional financing or make other arrangements in 2005 to fund our United States and China operations. There can be no assurance that additional financing would be available or, if it is available, that it would be on acceptable terms.

      Operations to date have been primarily financed by stockholder debt and equity transactions. As a result, our future operations are dependent upon the identification and successful completion of permanent equity financing, the continued support of shareholders and ultimately, the achievement of profitable operations.

      Restrictions on Transfer of Assets out of China

      Dividend payments by Win Win Shanghai are limited by certain statutory regulations in China. In China, no dividends may be paid without first receiving prior approval from the Foreign Currency Exchange Management Bureau. Dividend payments are restricted to 85% of profits, after tax in China. Repayments of loans or advances from Win Win Shanghai, unless certain conditions are met, will be restricted by the Chinese government. Cash held in the PRC by Win Win Shanghai at December 31, 2004 was $81,448, and is not freely transferable to the United States without permission from the Foreign Currency Exchange Management Bureau of the PRC. The effect of these restrictions on the consolidated financial position and operating results of the Company could not be reasonably determined, but was deemed by management not to be significant at December 31, 2004.

                               WINWIN GAMING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Foreign Currency Translation

      The functional currency for Win Win Shanghai is the Yuan, Renminbi. Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; revenues and expenses are translated using the average exchange rates in effect during the period. The cumulative translation adjustments are included in accumulated other comprehensive income (loss), which is a separate component of stockholders' equity. Foreign currency transaction gains or losses are included in the results of operations. Due to the stability of the Yuan in 2004 and 2003, and for the cumulative period from May 10, 2002 to December 31, 2004, there were no significant translation adjustments.

      Comprehensive Income (Loss)

      The Company, under SFAS No. 130, is required to report the changes in stockholders' equity from all sources during the period, including accumulated foreign currency translation adjustments. Foreign exchange translation gains were not significant for the years ended 2004 and 2003 and for the cumulative period from May 10, 2002 to December 31, 2004.

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

      Use of Estimates

      The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant areas requiring the use of management estimates related to valuation of contingent liabilities, stock warrants, and options issued and outstanding. The Company accrues all estimated legal costs relating to contingencies.

                               WINWIN GAMING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Extinguishment of Debt of Preacquisiton Liabilities From Junum - Extraordinary Income

      In 2003, several areas required management's estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to valuation of the Company's liabilities that were deemed acquired by the Operating Subsidiary in the reverse acquisition, valuation of payroll tax and other contingent liabilities, and the valuation of the stock warrants and options issued by Junum and outstanding.

      The Company retained all of the liabilities that it had prior to the reverse acquisition with the Operating Company, when the Company operated under the name Junum, including those liabilities that it incurred in connection with a series of separate businesses that it operated under different management groups since inception in December 31, 1992 (collectively, these liabilities relating to the prior operations of the Company are referred to as the "Junum Liabilities"). In accordance with FASB Statement No. 141, Accounting for Business Combinations, if a preacquisition contingency can be determined, that preacquisition contingency is required to be accrued. Management had estimated its exposure to the Junum Liabilities at December 31, 2003. Most of these liabilities have been resolved during the year ended December 31, 2004 and the remaining liabilities at December 31, 2004 are recorded under the caption "Accrued legal expenses" at their estimated settlement amount. The extraordinary income recognized during the year ended December 31, 2004 from the extinguishment of Junum Liabilities was $598,229. The Junum Liabilities totaled approximately $325,000 at December 31, 2004, of which $300,000 has been recorded as a contingent liability for fees regarding a pending legal proceeding and $25,000 to a convertible debenture holder of Junum. The Company is currently defending itself and challenging this legal claim.

      One Junum liability, involving a former subsidiary of Junum, involves unpaid prior years' payroll taxes and related penalties and interest. The Company has obtained advice from expert legal counsel that it is remote or not reasonably possible that the Company can be held liable by the IRS as a "Responsible Party" for these payroll taxes. Accordingly, no contingent liability was recorded at December 31, 2004.

                               WINWIN GAMING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Revenue Recognition

      The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured, and there are no substantive performance obligations remaining.

      Consulting fee revenues, based on a percentage of the lottery tickets sold, is recognized in the period the lottery tickets are sold.

      Cash and Cash Equivalents

      The Company considers all highly-liquid debt investments with a maturity of three months or less as cash equivalents.

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

      Depreciation and amortization are provided for financial reporting on the accelerated and the straight-line methods over the estimated useful lives of the respective assets as follows:

               Estimated Useful Lives
               ----------------------

               Computer equipment                      3-5 years
               Furniture and fixtures                  7 years
               Leasehold improvements                  10 years

      Long-Lived Assets

      The Company periodically evaluates the value of long-lived assets for potential impairment. If an impairment is indicated, based on estimated undiscounted future cash flows that are less than the carrying value of the asset, such impaired assets are written down to their estimated fair value. There were no impairment charges recorded during 2004, 2003 or the cumulative period from May 10, 2002 (Inception) to December 31, 2004.

                               WINWIN GAMING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Other Assets - Intangible Assets

      Intangible assets consist mainly of copyrights and trademarks in the PRC, which totaled $39,158 at December 31, 2004. Intangible assets with lives restricted by contractual, legal, or other means are amortized over their useful lives. Amortization expense is calculated using the straight-line method over their estimated useful lives of 10 years. There was $200 recorded as amortization expense and accumulated amortization for the year ended December 31, 2004 and the cumulative period from May 10, 2002 to December 31, 2004. There was no amortization recorded during 2003. Most of these intangible assets have not yet been placed in service.

      Start-Up Costs

      The Company, in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities", expenses all start-up and organizational costs as they are incurred. Preproduction design and development costs for the television program in the PRC are expensed as incurred. This program was developed to help market the welfare lotteries and to increase consulting revenues.

      Equity-Based Compensation

      The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB), "Accounting for Stock Issued to Employees." Under APB No. 25, the Company recognizes stock-based compensation expense related to employee stock options, only for options that are granted at a price below the market price on the day of grant. Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," prescribes the recognition of compensation expense based on the fair value of options on the grant date, but allows companies to continue applying APB No. 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. Stock-based compensation expense is recognized for non-qualified stock options over the period the option vests.

                               WINWIN GAMING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Income Taxes

      Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109 "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date

      Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is unlikely to be recognized.

      The Company did not provide any current or deferred income tax provision or benefit for any periods presented to date because it has experienced a net operating loss since inception.

      Fair Value of Financial Instruments

      The recorded amounts of financial assets and liabilities at December 31, 2004 approximate the fair value based on the Company's incremental borrowing rate or due to the relatively short period of time between origination of the instruments and their expected realization.

      Concentration of Credit Risk

      Cash in bank accounts is at risk to the extent that it exceeds Federal Deposit Insurance Corporation insured amounts. To minimize risk, the Company places its cash with high credit quality institutions. Substantially all cash is deposited in one prominent U.S. bank.

                               WINWIN GAMING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Loss Per Share

      The Company accounts for loss per share under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Loss Per Share", which requires a dual presentation of basic and diluted loss per share. Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted earnings per share is computed assuming the conversion of convertible preferred stock and the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants.

      Segment Reporting

      The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures about Segments of an Enterprise and Related Information." The Company currently operates and reports as a single segment.

      Recently Issued Accounting Pronouncements

      In December 2003, the Financial Accounting Standards Board published FIN No. 46R, "Consolidation of Variable Interest Entities (revised December
      2003)", superseding FIN 46, and exempting certain entities from the provisions of FIN 46. Generally, application of FIN 46R is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003, and for other types of VIEs for periods ending after March 15, 2004.

      The Company does not expect the adoption of the above recently-issued accounting pronouncement to have a material impact on its financial position and results of operations.

                               WINWIN GAMING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Recently Issued Accounting Pronouncements (Continued)

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No.123, "Accounting for Stock-Based Compensation", and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123.

      The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to Employees. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R. See Note 11 for further information.

      SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

      The Company currently expects to adopt SFAS 123R effective for the annual period ending December 31, 2005; however, the Company has not yet determined which of the aforementioned adoption methods it will use.

                               WINWIN GAMING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

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

      The weighted average number of shares outstanding prior to the Acquisition Date has been computed using the shares of the Operating Subsidiary restated into the number of Company shares into which they were converted at the Acquisition Date. The weighted average number of shares outstanding subsequent to the Acquisition Date is based on the Company's shares outstanding. Common stock equivalents, including warrants totaling 7,091,181 and 5,802,953 at December 31, 2004 and 2003, respectively, are not included in the diluted loss per share for the years ended December 31, 2004 and 2003 and for the cumulative period from May 10, 2002 to December 31, 2004, as they are anti-dilutive. The warrants are generally exercisable 3-5 years from the issuance date at exercise prices ranging from $.25 to $.75 per share. Substantially all of the warrants expire on December 28, 2008.

4.    INDEMNIFICATION AND SETTLEMENT AGREEMENT

      On October 15, 2003, the Company entered into a comprehensive settlement ("Indemnification Agreement") and mutual release agreement with former holders of the Company's warrants, who received those warrants upon the conversion of preferred stock that was previously held by them, and some of the Company's prior service providers (collectively, the "Settling Parties"). In March 2004, the 4,000,000 shares held by the Settling Parties were sold in a private transaction to an unrelated third party shareholder, who also was a holder of a secured subordinated debenture for financing up to $2.5 million. The settling parties were released from investing any of proceeds from the sale of the 4 million shares back to the Company.

                               WINWIN GAMING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

5.    EQUIPMENT

      Equipment at cost at December 31, 2004 consists of:

          Computer software and equipment                         $  32,729
          Furniture and fixtures                                    272,989
          Leasehold improvements                                     56,466
                                                                  ---------
          Total                                                     362,184
          Less:  Accumulated depreciation and amortization          (42,142)
                                                                  ---------

          Total                                                   $ 320,042
                                                                  =========

      Depreciation expense for the years ended December 31, 2004 and 2003 and for the cumulative period from May 10, 2002 (Inception) to December 31, 2004 were $37,438, $4,704, and $42,142, respectively. The total net book value of equipment and leasehold improvements in the PRC was $78,475 at December 31, 2004.

6.    INCOME TAXES

      The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes".

      As of December 31, 2004, the Operating Subsidiary has available a federal net operating loss carryforward to offset future taxable income of approximately $5,911,000. Junum has approximately a $22,400,000 net operating loss carryforward prior to the Acquisition Date. The federal net operating loss carryforwards expire during the years 2012 through 2023. The utilization of the Junum net operating loss will be subject to a substantial limitation due to the "Change of ownership provisions" under
      Section 382 of the Internal Revenue Code and similar state provisions. Such limitation will result in the expiration of all of the net operating loss from Junum before its utilization. Win Win Shanghai has a net operating loss carryforward for PRC income tax reporting purposes of approximately $837,000.

      The Company has recorded a full valuation allowance against the deferred tax assets of $4,087,711, which consists of the stock compensation expense of $1,721,026 and the federal net operating loss carryforwards of $2,366,685, as management believes that it is very likely that substantially all of the deferred tax assets will not be realized. The change in the valuation allowance, based on a 35% effective tax rate, in 2004 and 2003 was an increase of approximately $2,460,172 and $1,055,720, respectively.

                               WINWIN GAMING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

6.    INCOME TAXES (Continued)

      Loss from domestic and foreign operations before income taxes included the following:

                                   FOR THE YEAR ENDED DECEMBER 31,
                                       2004              2003
                                    ----------        ----------
                U.S. loss           $6,191,726        $3,016,342
                Foreign loss           837,337                --
                                    ----------        ----------

                      Total         $7,029,063        $3,016,342
                                    ==========        ==========

7.    NOTE PAYABLE

      Total interest costs incurred and expensed for the years ended December 31, 2004 and 2003 and for the cumulative period from May 10, 2002 to December 31, 2004 was $4,627, $449,737 and $464,167, respectively.

      Note Payable at December 31, 2004, consisted primarily of unsecured convertible promissory payable of $37,500 with interest payable at an annual interest rate of 12%. This note is convertible into 75,000 shares of common stock. This Note Payable is past due at December 31, 2004.

8.    STOCKHOLDERS' DEFICIENCY

      The total number of shares of preferred stock authorized to be issued by the Company is 10,000,000 shares of Preferred Stock, $.01 par value.

      The total number of shares of common stock authorized to be issued by the Company is 300,000,000 shares of Common Stock, $.01 par value. By written consent from the majority of stockholders on October 18, 2004, an amendment to the certificate of incorporation increased the number of authorized shares from 50,000,000 to 300,000,000. Each share of capital stock entitles the holder thereof to one vote at each meeting of the stockholders of the Company.

      During the period of March 15, 2004 to May 14, 2004, the Company issued to 16 individual investors 5,280,000 shares of the Company's common stock at two offering prices, $.25 per share, and $.60 per share in a private placement under Regulation D of the Securities Act. The total amount received from these stock transactions was $1,355,000.

                               WINWIN GAMING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

8.    STOCKHOLDERS' DEFICIENCY (Continued)

      On April 26, 2004, the Company, in a private placement, issued 4,000,000 shares at $.50 per share to an investment fund, pursuant to Regulation D of the Securities Act, for the aggregate amount of $2,000,000.

      In August 2004 and December 2004, 25,000 non-qualified stock options were exercised by one investor for an exercise amount of $10,000.

      On April 20, 2004, the Company had issued 1,500,000 shares of its restricted common stock as a signing bonus to a new officer, the Company's President of China Operations, and valued at $.80 per share based on the quoted market price at the date the shares were granted by the Board of Directors, for an aggregate amount of $1,200,000. This expense was included in stock-based compensation expense for the year ended December 31, 2004.

      The Company had also issued 181,978 shares to consultants during the year for services provided to the Company. The total stock-based compensation expense recorded from the issuance of these shares for the year ended December 31, 2004 was $358,716. The Company also issued in 2004 1,205,000 stock warrants to consultants, to purchase common stock at an exercise price of $.50 per share, for a three-year period. The total stock-based compensation expense, calculated using the Black-Sholes model, at fair market value recorded from the issuance of these warrants was $972,300 for the year ended December 31, 2004.

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

      On March 10, 2004 the Company settled a preexisting legal claim against Junum with Valueclick, Inc. The Company transferred 27,778 shares of restricted common stock, valued at .90 per share, and paid $2,500 within 30 days of the settlement date, for a total settlement of $27,500. This settlement was paid and there was no liability at December 31, 2004.

                               WINWIN GAMING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

8.    STOCKHOLDERS' DEFICIENCY (Continued)

      On January 5, 2004, the Company settled a pre-existing legal claim against Junum. The Company paid $60,000 in cash and issued 47,500 shares of its common stock, valued at approximately $.95 per share on January 5, 2004 for total settlement of $107,500. The remaining liability at December 31, 2004 included in the caption "Accrued expenses" was $13,455.

9.    LEGAL PROCEEDINGS

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

      On July 21, 2004, the Appellate Court reversed the trial court decision with respect to the prior CEO removal from the board. Thereafter, on July 28, 2004, a majority of the stockholders of the Company removed all of the Company's board members, including the prior CEO, and appointed the current board members to the board thereby making moot any effect of the Appellate Court's decision. The ramifications of such removal with respect to the Company are currently unclear, although the Company believes that it should have no material adverse effect on the Company. The Company intends to take all necessary steps to ensure that the decision has no material adverse effect on the past, current, or future operations of the Company.

                               WINWIN GAMING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

10.   COMMITMENTS AND CONTINGENCIES

      The Company leases office space under an operating lease which contains renewal and escalation clauses. Future minimum rental commitments for noncancelable operating leases in effect as of December 31, 2004 are shown in the table below. The aggregate minimum rental commitments for such leases having terms of more than one year are approximately:

                                                             Operating
             Year                                             Leases
             ----                                            --------
             2005                                            $121,524
             2006                                              72,558
             2007                                              49,452
                                                             --------
             Aggregate minimum lease commitments             $243,534
                                                             ========

      On December 15, 2003, the Company, through its Chinese wholly-owned subsidiary, Win Win Shanghai, entered into a Cooperation Agreement (the "Cooperation Agreement") with the Shanghai Welfare Lottery Issuing Center ("Shanghai Lottery") and a TV Cooperation Agreement (the "TV Cooperation Agreement") with Shanghai Lottery.

      Pursuant to the Cooperation Agreement, Shanghai Lottery retained Win Win Shanghai on an exclusive basis to provide advice and counsel on lottery management, lottery television programs, lottery sales, marketing, promotion, distribution, and training of sales and marketing personnel associated with the foregoing relating to a new online instant lottery ticket game or series of games recently approved by the Central Government of China ("Games") for rollout in the Shanghai municipal district. In addition, Win Win Shanghai is obligated to provide the services necessary to accomplish the production of a new online instant lottery ticket television program tied to the Games for broadcast with one or more of Shanghai Lottery's partners at local television stations.

      Win Win Shanghai will bear all out-of-pocket costs relating to the implementation of the foregoing services during the first year of the three-year term of the Cooperation Agreement. During the second and third years of the Cooperation Agreement, the cost of implementation shall be at the expense of the lottery operation itself and paid out of the revenues generated by the Games.

                               WINWIN GAMING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

10.   OTHER COMMITMENTS AND CONTINGENCIES (Continued)

      In consideration for the services provided by Win Win Shanghai, Win Win Shanghai will receive on a quarterly basis a percentage of the aggregate gross revenue of the Games that are tied to the television shows, and the specific Games that the parties designate in advance will benefit directly from Win Win Shanghai's services, advice, action, investment in out-of-pocket expenses, know-how or other intellectual property. The percentage payable to Win Win Shanghai will be adjusted up or down in the second and third years of the term of the Cooperation Agreement based on increases or decreases in overall revenues derived from the Games.

      The TV Cooperation Agreement further elaborates the agreement between Win Win Shanghai and the Shanghai Welfare Lottery regarding the production of a television program (the "TV Program") tied to the Games. Pursuant to the TV Cooperation Agreement, Win Win Shanghai is obligated to retain Shanghai Welfare Lottery or its affiliate to produce a pilot program at a cost to Win Win Shanghai of $10,000. The pilot program will be used to obtain the approval of the TV Program from regulating authorities in China. In addition, Win Win Shanghai is obligated to pay Shanghai Welfare Lottery for the production and broadcast of 50 original programs. The copyright for the programs will remain with both parties. There were 21 episodes aired in 2004. The remaining commitment to pay the Shanghai Lottery was $217,500 at December 31, 2004.

      The Company also has a rental agreement with a non-related party for the offices occupied by Win Win Shanghai at $5,500 per month, expiring September 2005.

      Administaff, Inc. provides professional employer organization ("PEO") services, also known as "employee leasing", to the Company. Administaff's services include payroll administration, human resource administration, consulting on employee legal and regulatory compliance, providing comprehensive benefits including retirement plans, workers' compensation coverage, loss control and risk management and certain other services. The Company has control over the day-to-day job duties of the employees.

                               WINWIN GAMING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

11.   STOCK OPTION PLAN

      On December 5, 2003 the Board of Directors adopted the Company's 2003 Stock Option Plan, which allows the Board of Directors to grant stock options to certain employees, consultants, and directors at a price equal to 100% of the fair market value of stock on the date of grant for incentive stock options and as low as 50% of the fair market value for non-statutory options. The stock option plan also permits grants of options to purchase shares of restricted common stock at a minimum price of $.01 per share. The maximum number of shares that can be granted under the Plan is 30,000,000 shares and the maximum amount of options that can be granted to one individual, can be no more than 5,000,000 shares. The option and vesting periods are determined by the Board of Directors, but can be no more than 10 years after the date of which the option is granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

      During 2004, the Company granted nonqualified stock options to purchase 3,999,445 shares of the Company's common stock at exercise prices of $.40, $.45, $.50, and $.72 per share. The options were 100% vested in 2004. The difference between the exercise price and the market price of $0.90 per share, when the non-qualified options were issued to employees, resulted in a total of $1,614,000 recorded as stock-based compensation expense for the year ended December 31, 2004.

      As of December 31, 2004, the Company is obligated to issue 356,978 shares of the Company's common stock that were awarded as share grants. Out of that, a total of 350,000 shares, valued at $.90 per share on the date of grant, was due to officers of the Company, resulting in stock-based compensation expense of $315,000. This amount was recorded in "Due to officers - accrued compensation".

      Stock option transactions to the employees are summarized as follows:

                                                                2004
                                                             ----------
               Outstanding - January 1, 2004                         --
                   Granted                                    4,199,445
                   Exercised                                    (25,000)
                   Forfeited                                         --
                                                             ----------

               Outstanding - December 31, 2004                4,174,445
                                                             ==========

               Shares exercisable - December 31, 2004         4,174,445
                                                             ==========

                               WINWIN GAMING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

11.   STOCK OPTION PLAN (Continued)

      The above table includes options issued to consultants of 979,445 shares as of December 31, 2004. A total of 200,000 qualified 3-year options were issued to employees of the Company, at an exercise price of $.90 per share. A total of 3,020,000 non-qualified 5-year options were issued to directors and officers of the Company, at exercise prices of $.95 and $.50 per share.

      The following table provides certain information with respect to the above-referenced stock options outstanding and exercisable at December 31, 2004:

                                      Stock                   Weighted
                                     Options                   Average
                                   Outstanding                Remaining
                Exercise               and                   Contractual
                 Prices            Exercisable              Life - Years
                -------            -----------              ------------
                $   .40                35,000                1.25 years
                $   .45             2,910,000                5    years
                $   .50               510,000                3.4  years
                $   .72               519,445                3    years
                $   .90               200,000                3    years

      All stock options outstanding at December 31, 2004 are exercisable. There have been no significant modifications of outstanding stock option rewards.

      The fair values at date of grant for the options granted above was $3,276,435 estimated using the Black-Scholes option valuation model with the following assumptions:

                Expected life in years                      2-5 years
                Risk-free interest rate                          3.7%
                Expected stock volatility                        128%
                Expected dividend yield                            0%

      In electing to continue to follow APB No. 25 for expense recognition purposes, the Company is obliged to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted in 2004 to employees, including if materially different from reported results, disclosure of pro forma net loss and loss per share had compensation expense relating to the options measured under the fair value recognition provision of SFAS No. 123.

                               WINWIN GAMING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

11.   STOCK OPTION PLAN (Continued)

      The Company's pro forma information for the years ended December 31, 2004, prepared in accordance with the provisions of SFAS No. 123, is provided below. For purposes of pro forma disclosures, stock-based compensation is amortized to expense on a straight-line basis over the vesting period.

                                                                       2004
                                                                    -----------
              Net loss as reported                                  $(7,029,063)

              Add: total stock-based
              compensation expense included in
              reporting income, all awards, net of
              related tax effects (which were none)                   1,614,000

              Deduct: total stock-based employee
              compensation expense determined
              under fair value based method for
              all awards, net of related tax effects
              (which were none)                                      (3,276,435)
                                                                    -----------

              Pro forma net loss                                    $(8,691,498)

              Basic and diluted loss per share - as reported        $      (.18)

              Basic and diluted loss per share - pro forma          $      (.23)

12.   SUBSEQUENT EVENTS

      On February 25, 2005, the Company entered into a Securities Purchase Agreement (the "SPA") and a Registration Rights Agreement (the "RRA") with the Van Wagoner Private Opportunities Fund L.P. (the "Initial Investor"). Pursuant to SPA, on February 25, 2005 (the "Closing Date"), the Initial Investor acquired 4,000,000 shares of the Company's Common Stock for an aggregate purchase price of $2,000,000.

                               WINWIN GAMING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

12.   SUBSEQUENT EVENTS (Continued)

      The SPA permits the Company to allow additional investors reasonably approved by the Initial Investor to acquire the Company's common stock on identical terms as those obtained by the Initial Investor at subsequent closings that occur during the thirty-day period following the Closing Date (the "Subsequent Offering Period"). The Initial Investor, however, has the right to acquire up to an additional 2,000,000 shares of the Company's common stock at the first of any such subsequent closings and, if no such subsequent closings occurs, then upon the expiration of the Subsequent Offering Period. The issuance of the shares to the Initial Investor was effected in reliance on the exemption from the registration provisions of the Securities Act of 1933 provided by Regulation D, Rule 506.

      The Company also issued the Initial Investor a Warrant (the "Warrant") pursuant to the SPA and would issue any subsequent investors a like Warrant. The Warrant relates to the purchase of a number of shares of the Company's common stock equal to three percent of the aggregate number of shares of common stock acquired by an investor on the Closing Date or at any subsequent closing date for each month (pro rated for partial months) that a Trigger Event exists.

      A "Trigger Event" is defined as the inability, after June 24, 2005, of the holder of the Warrant to sell any of the shares of common stock acquired pursuant to the SPA or the shares issuable upon exercise of the Warrant because of the lack of an effective registration statement authorizing the resale of such shares. The Warrant expires on February 25, 2010. The Warrants are exercisable at a price of $.50 per share and contain a net exercise or cashless exercise feature. The Warrants also contain a full ratchet anti-dilution feature that requires the Company to reduce the exercise prices of the Warrant to the lowest price that the Company sells its common stock (or is deemed to have sold its common stock as the result of the issuance of an option or convertible security) after the Closing Date.

                               WINWIN GAMING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

12.   SUBSEQUENT EVENTS (Continued)

      On March 16, 2005, the Company entered into revolving line of credit note and agreements with Art Petrie and John Gronvall, two of the Company's directors. Pursuant to the revolving credit arrangements, Mr. Petrie and Mr. Gronvall are obligated to loan the Company up to an aggregate of $1,000,000 ($500,000 each) until the loans mature on the earlier of (a) the first anniversary of the revolving credit arrangements or (b) the date that the Company is able to consummate an equity financing transaction in which the Company receives aggregate gross proceeds of at least $1,000,000.

      Mr. Petrie and Mr. Gronvall are obligated to make advances and re-advances under the revolving credit arrangements up to an aggregate of $1,000,000 ($500,000 each) upon demand by the Company. All amounts outstanding under these arrangements bear interest at a simple rate of 12% with a default rate of interest at 16%. The Company would be in default under the revolving credit arrangements if it fails to make any payments when due or if a bankruptcy event occurs.

                                  EXHIBIT INDEX

EXHIBIT NO.  EXHIBIT DESCRIPTION
-----------  -------------------

10.15 Revolving Credit Note and Agreement, dated March 16, 2005, between the Company and Art Petrie.

10.16 Revolving Credit Note and Agreement, dated March 16, 2005, between the Company and John Gronvall.

21.          A description of the subsidiaries of the Company

23.1         Consent of Asher & Company, Ltd.

23.2         Consent of Livingston, Wachtell & Co., LLP

31.1         Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2         Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32           Section 1350 Certifications