Form 10QSB
period 2005-03-31
WINWIN GAMING INC
filed 2005-05-02
CIK 897545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                Quarterly Report
                          Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2005
                          Commission File No. 000-21566

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

                                 (702) 212-4530
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

      The numbers of shares outstanding of each of the issuer's classes of common equity, as of April 1, 2005, are as follows:

        Class of Securities                           Shares Outstanding
        -------------------                           ------------------
Common Stock, $0.01 par value                              45,421,607

Transitional Small Business Disclosure Format (check one):  Yes ___   No _X_

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2005
                                   (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

                                        Assets
Current assets
     Cash and cash equivalents                                     $  1,048,621
     Accounts receivable                                                  3,133
     Notes receivable                                                   317,000
     Prepaid expenses                                                    56,158
     Rental deposits                                                     29,781
     Other current assets                                                12,434
                                                                   ------------
            Total current assets                                      1,467,127

Property and equipment, net                                             308,870
Intangible assets, net                                                   39,158
Other assets                                                              7,642
                                                                   ------------

           Total assets                                            $  1,822,797
                                                                   ============

                          Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable                                              $    343,350
     Accrued legal expenses                                             325,000
     Accrued expenses                                                   167,553
     Due to officers - accrued compensation                             369,000
     Note payable                                                        37,500
                                                                   ------------

           Total current liabilities                                  1,242,403
                                                                   ------------

Commitments and contingencies (refer to note 6)

Stockholders' equity
     Preferred stock,  issuable in series, $.01 par value,
         10,000,000 authorized shares, none issued                           --
     Common stock - $.01 par value,
         300,000,000 shares authorized;
         45,421,607 shares issued and outstanding                       454,216
     Additional paid-in-capital                                      12,778,974
     Accumulated deficit from operations                            (12,652,796)
                                                                   ------------

           Total stockholders' equity                                   580,394
                                                                   ------------

           Total liabilities and stockholders' equity              $  1,822,797
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

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months          Cumulative Amounts
                                                              Ended              Since May 10, 2002
                                                             March 31,             (Inception) to
                                                                                      March 31,
                                                       2005            2004            2005
                                                       ----            ----            ----
Revenues                                          $      1,588    $      9,512    $     22,990
                                                  ------------    ------------    ------------

Selling, general and
     administrative expenses                           973,171         432,997       5,572,226
Stock based compensation expense                            --              --       6,192,811
                                                  ------------    ------------    ------------

          Total Operating Expenses                     973,171         432,997      11,765,037
                                                  ------------    ------------    ------------

         Operating loss                               (971,583)       (423,485)    (11,742,047)
                                                  ------------    ------------    ------------

Other income (expenses)
     Reorganization expense                                 --              --      (1,059,372)
     Currency transaction gain                             409              --           5,706
     Interest income                                       592              --          11,896
     Interest expense                                   (3,041)        (16,529)       (467,208)
                                                  ------------    ------------    ------------

            Total other income (expenses)               (2,040)        (16,529)     (1,508,978)
                                                  ------------    ------------    ------------

          Loss before extraordinary item              (973,623)       (440,014)    (13,251,025)

    Extraordinary item - extinguishment of debt             --              --         598,229
                                                  ------------    ------------    ------------

          Net Loss                                $   (973,623)   $   (440,014)   $(12,652,796)
                                                  ============    ============    ============

Basic and diluted net loss  per share             $       (.02)   $       (.01)
                                                  ============    ============

Weighted average number - shares outstanding        42,464,256      30,301,379
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

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

                  CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS
                                   (UNAUDITED)

                                                           Three Months          Cumulative Amounts
                                                              Ended              Since May 10, 2002
                                                             March 31,             (Inception) to
                                                                                      March 31,
                                                       2005            2004            2005
                                                       ----            ----            ----
Cash flows from operating activities
     Net cash used in operations                    $(1,275,603)   $  (296,078)   $(5,848,386)
                                                    -----------    -----------    -----------

Cash flows from investing activities
     Purchase of equipment                               (6,526)        (2,845)      (415,510)
                                                    -----------    -----------    -----------

Cash flows from financing activities
     Notes payable, net                                      --         (5,000)       822,500
     Debentures issued                                       --             --        214,114
     Proceeds from the exercise of warrants               4,000             --         26,500
     Stock issued for cash                            2,000,000        710,000      6,243,803
     Proceeds from stock subscriptions receivable            --          4,600          5,600
                                                    -----------    -----------    -----------
     Net cash provided by financing activities        2,004,000        709,600      7,312,517
                                                    -----------    -----------    -----------

Net increase in cash and cash equivalents               721,871        410,677      1,048,621

Cash and cash equivalents - beginning of period         326,750        350,334             --
                                                    -----------    -----------    -----------

Cash and cash equivalents - end of period           $ 1,048,621    $   761,011    $ 1,048,621
                                                    ===========    ===========    ===========


Supplemental cash flow information:
             Cash paid during the period for:
                  Interest                          $        --    $        --    $        --
                                                    ===========    ===========    ===========

                  Income taxes                      $        --    $        --    $        --
                                                    ===========    ===========    ===========

Noncash activities:
Conversion of debt to equity                        $        --    $ 5,448,373    $ 6,080,476
                                                    ===========    ===========    ===========

Cashless exercise of warrants for stock             $        --    $        --    $    40,427
                                                    ===========    ===========    ===========

Stock subscription receivable                       $        --    $    50,000    $     4,600
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

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    ORGANIZATION AND NATURE OF OPERATIONS

      UNAUDITED INTERIM FINANCIAL STATEMENTS

      The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim unaudited consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2004, which is included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 21, 2005. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

      WINWIN GAMING, INC.

      WinWin Gaming, Inc. (the "Company") a Delaware corporation, was incorporated on December 30, 1992

      WIN WIN, INC.

      Win Win, Inc., a Nevada corporation, (the "Operating Subsidiary") was incorporated on May 10, 2002. The Operating Subsidiary is a lottery and gaming company with international operations. The Operating Subsidiary offers a complete "turn-key" service providing funding, equipment, training, management, and marketing for lottery and gaming operations worldwide.

      WIN WIN CONSULTING (SHANGHAI) CO. LTD.

      Win Win Consulting (Shanghai) Co. Ltd. ("Win Win Shanghai"), a corporation organized in the Peoples Republic of China ("PRC") on November 28, 2003, is a wholly-owned foreign subsidiary of the Operating Subsidiary conducting all of the Operating Subsidiary's PRC business.

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

      As discussed in Note 5, on February 25, 2005, the Company sold 4 million shares of its common stock for $2 million. Also, as discussed in Note 4, in March 2005, the Company secured a revolving credit line from two stockholders, who are also directors of the Company, in the aggregate amount of $1 million.

      On March 22, 2005, the Company signed a non-binding letter of intent, which set forth certain terms and conditions by which the Company proposes to acquire the stock of Pixiem, Inc. ("Pixiem"). The Company is currently negotiating the final terms to this acquisition.

      We believe that our currently available working capital, after receiving the aggregate proceeds of our capital raising activities in the first quarter of 2005 and the $1 million revolving credit line referred to above, should be adequate to sustain our current business operations at our current levels through the end of fiscal year 2005, assuming that we only make the investments contemplated by our current business plan. The estimate of the adequacy of our working capital does not take into account the acquisition of Pixiem (see note 6). Such acquisition would accelerate our need for capital.

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

      SIGNIFICANT ESTIMATES AND CONTINGENT LIABILITIES

      Several areas require management's estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates are related to the valuation of the Company's liabilities that were deemed acquired by the Operating Subsidiary in the reverse acquisition, the valuation of contingent liabilities and the valuation of the stock warrants and options issued and outstanding.

3.    LOSS PER SHARE

      Basic loss per common share ("LPS") is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting the weighted average of outstanding shares, assuming conversion of all potentially dilutive instruments. No diluted loss per share amounts are disclosed separately because their effect is antidilutive, due to the loss reported by the Company.

      Common stock equivalents, including warrants totaling 7,091,181 at March 31, 2005, are not included in the diluted loss per share for the three months ended March 31, 2005 and 2004, as they are anti-dilutive. The warrants are generally exercisable 3-5 years from the issuance date at exercise prices ranging from $.25 to $.75 per share. Substantially all of the warrants expire on December 28, 2008.

4.    RELATED PARTY TRANSACTIONS

      On March 16, 2005, the Company entered into unsecured revolving line of credit note and agreements with two of the Company's directors. Pursuant to the revolving credit arrangements, the directors are obligated to loan the Company up to an aggregate of $1,000,000 ($500,000 each) until the loans mature on the earlier of (a) the first anniversary of the revolving credit arrangements or (b) the date that the Company is able to consummate an equity financing transaction in which the Company receives aggregate gross proceeds of at least $1,000,000.

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      The directors are obligated under the revolving credit arrangements to make advances and re-advances up to an aggregate of $1,000,000 ($500,000 each) upon demand by the Company. All amounts outstanding under these arrangements bear interest at a simple rate of 12% with a default rate of interest at 16%. The Company would be in default under the revolving credit arrangements if it fails to make any payments when due or if a bankruptcy event occurs.

5.    STOCK AND WARRANT TRANSACTIONS

      On February 25, 2005, the Company entered into a Securities Purchase Agreement (the "SPA") and a Registration Rights Agreement (the "RRA") with the Van Wagoner Private Opportunities Fund L.P. (the "Investor"). Pursuant to the SPA, on February 25, 2005 the Investor acquired 4,000,000 shares of the Company's Common Stock for an aggregate purchase price of $2,000,000.

      The SPA permits the Company to allow additional investors reasonably approved by the Investor to acquire the Company's Common Stock on identical terms as those obtained by the Investor at subsequent closings that occur on or prior to May 16, 2005 (the "Subsequent Offering Period").

      The Investor also has the right to acquire up to an additional 2,000,000 shares of the Company's Common Stock at the first of any such subsequent closings and, if no such subsequent closings occurs, then upon the expiration of the Subsequent Offering Period.

      The Company also issued the Investor a Warrant (the "Warrant") pursuant to the SPA and would issue any subsequent investors a like Warrant. The Warrant gives the investor the right to purchase a number of shares of the Company's common stock equal to three percent of the aggregate number of shares of common stock acquired by an investor on the Closing Date or at any subsequent closing date for each month (pro rated for partial months) that a Trigger Event exists. A "Trigger Event" is defined as the inability, after August 31, 2005, of the holder of the Warrant to sell any of the shares of common stock acquired pursuant to the SPA or the shares issuable upon exercise of the Warrant because of the lack of an effective registration statement authorizing the resale of such shares.

      The Warrant expires on February 25, 2010. The Warrants are exercisable at a price of $0.50 per share and contain a net exercise or cashless exercise feature. The Warrants also contain a full ratchet anti-dilution feature that requires the company to reduce the exercise price of the Warrant to the lowest price that the Company sells its common stock (or is deemed to have sold its common stock as the result of the issuance of an option or convertible security) after the Closing Date. The full ratchet anti-dilution feature does not apply to issuances of securities to (i) officers, directors, employees and consultants to the company pursuant to stock grants, option plans or similar programs, or (ii) in connection with the exercise or conversion of options or convertible securities that were outstanding on the Closing Date.

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      Pursuant to a registration rights agreement entered into with the Investor, the Company is obligated to file a registration statement on or before May 31, 2005 that covers the shares purchased pursuant to the SPA and all shares underlying Warrants issued pursuant to the SPA. The Company is obligated to cause the registration statement to become effective on or before August 31, 2005. The registration rights agreement contains customary indemnity and contribution provisions in favor of the Investor and the Company. The failure of the registration statement to be declared effective by such date or if sales cannot be made pursuant to the registration statement after it has been declared effective, then as a partial remedy for such events, a Trigger Event, as described above, would be deemed to occur under the Warrant which would entitle the investors to warrant shares as described above. The Company is responsible for paying the costs associated with the aforementioned registration statement.

6.    COMMITMENTS AND CONTINGENCIES

      LEGAL PROCEEDINGS

      A former Chief Executive Officer, President and director, ("prior CEO") who was the largest stockholder of the Company prior to March 31, 2003, which is the date on which there was a change in control and our current management began operating the Company under a new business plan, has filed several civil actions against the Company and others in the Superior Court of the State of California for the County of Los Angeles (Central District), and in the County of Orange, California. The complaints, for corporate actions that had occurred prior to March 31, 2003, allege a breach of an employment contract, unauthorized removal from the board of directors, and other breach of fiduciary duty, breach of covenant of good faith and fair dealing, breach of a $1 million promissory note, intentional and negligent interference with prospective business and economic advantage, and seek damages in excess of $3,000,000 and other relief. The Company is vigorously contesting all these civil actions.

      The Company has filed counter-claims against the prior CEO for fraud and misappropriation of corporate assets, and is seeking damages.

      LOAN COMMITMENTS

      On March 22, 2005, the Company entered into a Loan and Security Agreement ("Loan Agreement") with Pixiem Inc. ("Pixiem"). Pursuant to the Loan Agreement, the Company agreed to lend to Pixiem up to $650,000 over a three-month period. Pixiem is obligated under the Loan Agreement to pay interest at a rate of 12% on all outstanding advances and at a rate of 15% after default, if any. The balance due from Pixiem at March 31, 2005 was $317,000. The total balance due from Pixiem is now approximately $491,500. The loan matures on June 22, 2005 or sooner upon the occurrence of specified events. Accordingly, there is a high credit risk associated with this loan and if Pixiem is not acquired by the Company as contemplated by the letter of intent, then it is likely that we will have to foreclose on the security interest that we obtained in connection with granting the credit facility to Pixiem.

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      The Company's obligation to lend the undisbursed portion under the Loan Agreement will terminate if, in the Company's reasonable sole discretion, there has been an Event of Default, or any other event or occurrence that may materially adversely affect Pixiem's ability to repay any existing or future obligations.

      Pixiem granted the Company a security interest in all of Pixiem's assets as collateral for amounts due or to become due to the Company under the Loan Agreement. In addition, the major stockholders of Pixiem guaranteed the loan on a nonrecourse basis and pledged their equity in Pixiem as collateral security for such guaranty pursuant to a Guarantee and Pledge Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: the risk factors described below under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Operating Results," our potential inability to raise additional capital, our potential inability to obtain licenses to develop lottery programs in our target markets or to exploit the licenses currently held by us, our potential inability to compete with other lottery companies that may be more experienced and better capitalized than we are, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to the legal systems in our target markets, including China's legal system and economic, political and social events in China and other target markets; a general economic downturn; a downturn in the securities markets; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

When used in this report, the terms "Company", "we", "our" and "us" refer to WinWin Gaming, Inc. and its consolidated subsidiaries, including the operating subsidiaries of Win Win, Inc. and Win Win Consulting (Shanghai) Co. Ltd. Also, we have assumed a conversion rate of $1 to 0.12 Chinese Yuan Renminbi ("RMB") throughout this quarterly report in all instances where such currency conversion is required.

Overview

The following discussion of our financial condition and results of operations should be read in connection with our condensed consolidated financial statements and the notes thereto appearing above.

Since our inception on May 10, 2002, we have been engaged in obtaining licenses to operate lotteries and gaming operations throughout the world, including directing and supporting marketing and sales of lottery tickets in foreign countries. Currently the focus of our operations is in the People's Republic of China ("PRC"). The market for instant lottery tickets in the PRC, for example, is several billion U.S. dollars. Obtaining the right to operate, even in partnership with another local PRC entity, is not an easy task. However, we have been thus far successful in pursuing a partnership with the Shanghai Welfare Lottery Issuing Center ("SWLIC") and we are optimistic that the start up work that we conducted as a development stage company and the business associations established by us during this period, will result in revenues for us in 2005.

Currently, our only source of revenues is from consulting services that we provide to the SWLIC in connection with the Shanghai Welfare Lottery. The SWLIC is our only client at this time and any revenues we currently generate result from the services we provide to the SWLIC and the Shanghai Welfare Lottery. Approximately 30%-35% of the proceeds from the sale of lottery tickets in Shanghai is used for charitable and humanitarian purposes; approximately 50% of such proceeds is disbursed to the winning lottery ticket holder(s) and the remaining 15% to 20% is disbursed to all third parties who provide services to the SWLIC in order to effectuate the Shanghai lottery, including us. Our current percentage of the total lottery ticket revenues in Shanghai is in the range of approximately 1.65% to 8.6%. If we sell the tickets directly, we can earn higher commission rates of up to 8.6%. During the period from July 11, 2004 (the launch of the Slam Dunk Lottery in Shanghai) through March 31, 2005, we generated $6,063 in revenues as a result of the consulting services we provide to SWLIC in connection with the Shanghai Welfare Lottery. We are currently negotiating with the Chinese government to increase our consulting revenue percentage from the present 1.65% rate, and to have a more defined role in the distribution and promotion of the tickets for future welfare lotteries that we may launch in other provinces in the PRC.

There are several other areas where revenues could potentially be generated from our operations. To date, we have not generated any revenues from these potential revenue sources. These areas include television production and commercial time sales in the PRC, product placement fees, and corporate sponsorships. Also revenues could potentially be derived from the operation and sale of Video Lottery Terminals, the management of land based casinos and the sale and distribution of wireless games.

Our ability to move forward with our operations in the PRC as well as other venues will be dependent on our ability to attract sufficient additional funds to allow us to design, market, promote, broadcast and sell lottery tickets and produce and televise our game show programs linked to those tickets.

With a population over 1.4 billion, China can potentially be the single most lucrative lottery market in the world. 2004 China welfare lottery sales were estimated to be $2.7 billion dollars (up from $2.4 billion in 2003).

SWLIC is seeking to recruit investors who may be willing to invest in the capital equipment necessary to deploy our Slam Dunk game in exchange for a percentage of the lottery revenue. The potential for a quick return on investment for this equipment could be high, especially since SWLIC has recently revised its policy to allow such equipment to also dispense other lottery tickets, such as lotto, through these machines. We are presently considering making such investment as well, especially in view of the incremental revenue that such investment might bring to our revenue portfolio.

In order for us to succeed in Shanghai, there must be a sufficient number of lottery ticket distribution outlets that will sell our Slam Dunk lottery tickets.

To date, the SWLIC has not been able to provide us with a sufficient number of distribution outlets and as a result we have generated only marginal revenues ($4,475 in fiscal year 2004 and $1,588 in the first quarter of 2005) in Shanghai. One reason that the SWLIC failed to fully deploy sufficient distribution outlets relates to a new technology (new to the Shanghai Welfare Lottery) that we utilized in our Slam Dunk game. This technology is bar code scanning technology that ensures authenticity of lottery tickets in order to bring integrity back to the welfare lottery market in the PRC. This new technology requires distribution outlets to acquire bar code equipment that was not necessary with prior Shanghai Welfare Lottery tickets that were not developed by us. As a result many distribution outlets that previously distributed lottery tickets for the SWLIC were unwilling to make the capital expenditure necessary to acquire such equipment and were, therefore, unable to distribute our bar coded Slam Dunk tickets.

In order for us to breakeven in fiscal year 2005 based on our current projected overhead expenses and anticipated revenue sharing percentage for 2005, we estimate that the Shanghai Welfare Lottery and lotteries in other provinces in the PRC that we expect to be involved in, each distribution outlet must sell in 2005 a daily average of 360 tickets through at least 2,200 lottery distribution outlets. Presently the Shanghai Welfare Lottery sells through only approximately 200 distribution outlets. We expect that the number of distribution outlets in Shanghai to increase in 2005, but we do not expect the number of outlets to increase enough for us to breakeven. It is difficult to project how many distribution outlets will open in 2005 and how many tickets will be sold by such outlets. During the first quarter of 2005 no significant number of new distribution outlets opened in Shanghai.

We are working on designing new lottery games, and designing new lottery tickets for the new game, Slam Dunk II. We currently anticipate entering into agreements to deploy our new games to distribution outlets in other PRC provinces where PRC lottery officials have represented to us that the capital equipment infrastructure is already in place. Some of these provinces already have over 5,000 outlets up and running and hence the barriers to increasing the number of outlets could be low. We would require additional licenses in order to manage lotteries in these other provinces.

Because of the present development stage status of our company and our current welfare lottery activities and other factors, we will need to arrange additional financing through the sale of our stock or make other arrangements in 2005, if our current business model develops in the PRC or if we make any business acquisitions.

In evaluating our financial condition and operating performance, we began an initiative to critically reassess our current and long-term business plan and capital requirements. While the validation of our current business plan is ongoing, we have identified and begun to implement some of the plan's critical components:

      1) We have strengthened our financial position with the receipt of an aggregate of $2,000,000 in private equity financing on February 25, 2005.

      2) We further enhanced our liquidity position by entering into one year revolving credit arrangements with two of our directors, which aggregate $1,000,000 ($500,000 each) on March 16, 2005.

      3) We took steps to implement our multi-phased business plan for wireless games and the wireless lottery market. We are currently negotiating the acquisition of Pixiem, a wireless gaming company. The PRC is the largest lottery market in the world and we believe there is a significant opportunity for us to generate revenues through wireless games and future wireless lotteries.

      4) We resolved outstanding liabilities from our predecessor business Junum Incorporated, thereby removing a total potential liability of more than $598,229 in 2004.

      5) We will be looking to reduce our operating overhead costs incurred in the PRC and our Las Vegas offices in 2005.

      6) We have applied for 8 different trademarks in China during 2004 (4 in English and 4 in Chinese). We expect these intangible assets to have a value in excess of their recorded amounts on the accompanying financial statements to this Form 10-QSB filing.

Pixiem Credit Facility and Proposed Acquisition

We have entered into a non-binding letter of intent to acquire the capital stock of Pixiem, Inc. ("Pixiem") a global developer and publisher of wireless entertainment games. The acquisition of Pixiem would have a significant impact on our short-term liquidity. This acquisition would provide us with immediate access to the global wireless entertainment game market.

In connection with the proposed acquisition of Pixiem, on March 22, 2005, we entered into a Loan and Security Agreement with Pixiem. Pursuant to the Loan Agreement, we agreed to lend to Pixiem up to $650,000 over a three-month period. Pixiem is obligated under the Loan Agreement to pay interest at a rate of 12% on all outstanding advances and at a rate of 15% after default. The balance due from Pixiem at March 31, 2005 was $317,000.

Our obligation to lend the undisbursed portion under the Loan Agreement will terminate if, in our reasonable sole discretion, there has been an event of default, or any other event or occurrence that may materially adversely affect Pixiem's ability to repay any existing or future Obligations.

Pixiem granted us a security interest in all of Pixiem's assets as collateral for amounts due or to become due to us under the Loan Agreement. In addition, the major stockholders of Pixiem guaranteed the loan on a nonrecourse basis and pledged their equity in Pixiem to us as collateral security for such guaranty pursuant to a guarantee and pledge agreement.

Results of Operations

Income Statement Items

The following table summarizes the results of our operations during the three months ended March 31, 2005 and 2004 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal year to the prior fiscal year:

                                                                             Percentage
                                                                 Increase     Increase
Line Item                               3/31/05     3/31/04     (Decrease)   (Decrease)
-----------------------------------   ---------    ---------    ---------    ---------
Revenues                              $   1,588    $   9,512    $  (7,924)      (83)%
Selling, General and
  Administrative Expenses               973,171      432,997      540,174       125 %
Other (income) expense                    2,040       16,529      (14,489)      (88)%
Total Expenses                          975,211      449,526      525,685       117 %
Net Loss                              $(973,623)   $(440,014)   $ 533,609       121 %
Earnings (loss) per share of
  common stock                        $    (.02)   $    (.01)   $     .01       100 %

During the three months ended March 31, 2005, we incurred a net loss of $973,623 as compared to a net loss of $440,014 for the prior year. This represents a 121% increase in net loss from last year to this year. During the period from inception (May 10, 2002) through the end of the period 2005, we have incurred a loss of $12,652,796.

Total expenses for the three months ended March 31, 2005 increased by $525,685 or 117%, of which $252,196 related to expenses incurred by Win Win Shanghai in 2005 compared to $74,368 in 2004. The other components that attributed to the increase in operating expenses for the three-month period ended March 31, 2005 compared to March 31, 2004 consist primarily of the following:

      o increased payroll expenses and related fringe benefits expenses in the U.S. of approximately $163,000 in 2005 compared to $70,000 in 2004;

      o increased professional fee expense of $152,000 in 2005 compared to $87,960 in 2004;

      o increased office expenses, travel, business development and public relations expenses of approximately $228,500 in 2005 compared to $69,395 in 2004; and

Net sales for the three month period ended March 31, 2005 were $1,588 as compared to $9,512 for the same period in the prior year. This represents an 83% decrease in revenues compared to last year. We experienced lower-than-anticipated sales in 2005 and 2004 due to the inability of the SWLIC to provide sufficient lottery ticket sales outlets throughout Shanghai. The failure of SWLIC to provide sufficient lottery distribution outlets for the sale of Slam Dunk tickets was due primarily to the fact that new bar code security technology was introduced in connection with the Slam Dunk game and many of the current distribution outlets did not have the equipment necessary for this new technology and were unwilling to make the capital expenditure necessary to acquire such equipment.

Balance Sheet Items

We had total current assets of $1,467,127 as of March 31, 2005, of which $1,048,621 was cash. Our total assets as of March 31, 2005 were $1,822,797. We had total current liabilities of $1,242,403 as of March 31, 2005. Our total stockholders' equity as of March 31, 2005 was $580,394

We had total deferred tax assets of $4,428,479 as of March 31, 2005. We have taken a 100% valuation allowance against this asset, as management believes that it is very likely that substantially all the deferred tax assets, which is primarily our net operating loss carryforwards, will not be realized in future periods. The change in the valuation allowance, based on a 35% effective tax rate, in 2004 was $340,768.

Cash Flows

We used $1,275,603 in cash from our operating activities during the three-month period ended March 31, 2005 as compared to $296,078 used in the prior year. The difference of $979,525, or a 330% increase, is attributable to the following factors:

      o expenses relating to being in the development stage with respect to the establishment of operations in China,

      o     increased overhead expenses in our Las Vegas office,

      o increases in professional fees and travel and business development expenses.

We used $6,526 in cash from our investing activities during the three-month period ended March 31, 2005 as compared to $2,845 used in the prior year. This increase is due primarily to the purchase of equipment in 2005.

We received $2,004,000 from financing activities during the three-month period ended March 31, 2005 as compared to $709,600 during the prior year. This increase is due primarily to an increase in sales of our securities through private placements in 2005.

Liquidity and Capital Resources

We had $1,048,621 in cash and cash equivalents as of March 31, 2005. As of such date, we also had total assets of $1,822,797, we have accumulated deficit from operations of $12,652,796.

On February 25, 2005 we raised $2,000,000 in capital through the private placement of 4,000,000 shares of our common stock to an accredited investor.

On March 16, 2005, we entered into a revolving line of credit note and agreement with Art Petrie and a separate revolving line of credit note and agreement with John Gronvall, each of whom are our directors. Pursuant to each of the revolving credit arrangements, the lender (either Mr. Petrie or Mr. Gronvall, as applicable) is obligated to loan us up to $500,000 (for an aggregate of $1,000,000 under both revolving credit facilities) until the loan matures on the earlier of (a) the first anniversary of the revolving credit arrangement or (b) the date that we are able to consummate an equity financing transaction in which we receive gross proceeds of at least $1,000,000. Each lender is obligated to make advances and re-advances under this revolving credit arrangement up to $500,000 upon demand by us. All amounts outstanding under these arrangements bear interest at a simple rate of 12% with a default rate of interest at 16%. We would be in default under the revolving credit arrangements if we fail to make any payments when due or if a bankruptcy event occurs.

We believe that our currently-available working capital, after receiving the aggregate proceeds of our capital raising activities in the first quarter of 2005 and receiving all the proceeds from the revolving credit arrangements referred to above, should be adequate to sustain our operations at our current activity levels through the end of fiscal year 2005, assuming that we only make the investments contemplated by our current business plan for our Chinese and United States operations. The estimate of the adequacy of our working capital does not take into account the acquisition of Pixiem. Such acquisition would accelerate our need for working capital in 2005.

Our present projected cash requirements for our China operations under our current business plan, are approximately $900,000 a year or approximately $75,000 per month. Our present projected cash requirements under our current business plan for our United States operations are approximately $2,100,000 a year or approximately $175,000 per month. We will need to arrange additional financing or make other arrangements in 2005 to fund our 2006 and future United States and China operations.

Our financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization and satisfaction of our pre-existing liabilities and existing liabilities and commitments in the normal course of business.

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

Off-Balance Sheet Arrangements

We have an off-balance sheet arrangement or commitment that will have a current effect on our financial condition and changes in financial condition in 2005.

On March 22, 2005, we entered into the Loan Agreement with Pixiem. Pursuant to the Loan Agreement, we agreed to lend to Pixiem up to $650,000 over a three-month period. Pixiem is obligated under the Loan Agreement to pay interest at a rate of 12% on all outstanding advances and at a rate of 15% after default, if any. The balance due from Pixiem at March 31, 2005 was $317,000. Our obligation to lend the undisbursed portion under the Loan Agreement will terminate if, in our reasonable sole discretion, there has been an event of default, or any other event or occurrence that may materially adversely affect Pixiem's ability to repay any existing or future obligations.

Inflation

We believe that inflation has not had a material impact on our results of operations for the quarters ended March 31, 2005 or March 31, 2004.

Seasonality

We may experience seasonal variations in revenues and operating costs due to seasonality, however, we do not believe that these variations will be material.

Risk Factors That May Affect Future Operating Results

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are the material risks that apply to our business, operations, financial condition and prospects.

Our business is difficult to evaluate because we have a limited operating history.

We have a limited operating history. You must consider the risks and difficulties frequently encountered by development stage companies in new and rapidly evolving markets, particularly those involved in the lottery and gaming industries. We expect our operating expenses to increase significantly, especially in the areas of development, marketing and promotion.

We have suffered losses since our formation and we anticipate that we will lose money in the foreseeable future. Accordingly, we may not be able to achieve profitable operations.

Our losses from the inception of Win Win Inc. through March 31, 2005 are $12,652,796. We expect to encounter difficulties as a development stage company in the rapidly evolving lottery and gaming markets. We expect to incur significant operating and capital expenditures and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to achieve and maintain profitability. We may not be able to achieve profitable operations.

We have liabilities resulting from predecessor business operations that could have an adverse effect on us.

We are responsible for the liabilities that were incurred by prior management as they operated businesses other than our current lottery and gaming business. We are unsure of the extent of these liabilities. These liabilities could adversely affect our financial condition and operations in 2005. In addition, we may incur significant costs in connection with defending lawsuits involving such liabilities being disputed.

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

We must reach agreements with third parties to obtain licenses and the loss of access to these third parties could cause our future customers and distribution base for our lottery tickets and other products to suffer, which, in turn, could decrease our revenues and increase our costs.

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

We will likely need to issue additional shares of our capital stock in the near future in order to raise capital to fulfill our business plans and initiatives. Upon the issuance of these shares, you will experience dilution in the net tangible book value of your common stock. We have never paid dividends and do not intend to pay any dividends in the foreseeable future.

A limited public market exists for the trading of our securities.

Our common stock is quoted on the NASD Over-the-Counter Bulletin Board. As a result, investors may find it difficult to dispose of or to obtain accurate quotations of the price of our securities. This lack of information limits the liquidity of our common stock, and likely will have an adverse effect on the market price of our common stock and on our ability to raise additional capital.

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

We are primarily dependent upon the services of Patrick Rogers, our Chief Executive Officer, and Peter Pang, our Executive Vice President and General Counsel, The loss of services of either of these two individuals (or other key members of the management team) could impair our ability to complete the rollout of our products and services or to bring our product offerings to a significant level of consumer acceptance and could have a material adverse effect on our business, financial condition and results of operations.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including Patrick Rogers, our Chief Executive Officer and Larry Goldman, our Chief Financial Officer and Treasurer regarding the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, management concluded that as of March 31, 2005 and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Item 3 "Legal Proceedings" of Part I of our annual report on Form 10-KSB for the fiscal year ended December 31, 2004, for a discussion of legal proceedings involving us. No material developments to any legal proceedings occurred during the first quarter of 2005.

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended March 31, 2005 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the first fiscal quarter of 2005.

ITEM 5. OTHER MATTERS

None.

ITEM 6. EXHIBITS

10.1 Amendment No. 1 to Securities Purchase Agreement, dated April 13, 2005, between the Company and the Investor.

10.2 Amendment No. 1 to Registration Rights Agreement, dated April 13, 2005, between the Company and the Investor.

31.1 Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Principal Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WINWIN GAMING, INC.

Date: May 2, 2005                           By: /s/ Patrick O. Rogers
                                                --------------------------------
                                                Patrick O. Rogers
                                                Chief Executive Officer
                                                Principal Executive Officer


                                            By: /s/ Larry Goldman
                                                --------------------------------
                                                Larry Goldman
                                                Chief Financial Officer and
                                                Treasurer

                                  EXHIBIT INDEX

Exhibit
No.        Description
---        -----------

10.1 Amendment No. 1 to Securities Purchase Agreement, dated April 13, 2005, between the Company and the Investor.

10.2 Amendment No. 1 to Registration Rights Agreement, dated April 13, 2005, between the Company and the Investor.

31.1 Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Principal Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.