Form 10QSB
period 2005-06-30
WINWIN GAMING INC
filed 2005-08-15
CIK 897545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

                                   FORM 10-QSB

                                Quarterly Report
                          Under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2005
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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      The numbers of shares outstanding of each of the issuer's classes of common equity, as of August 2, 2005, are as follows:


        Class of Securities                            Shares Outstanding
        -------------------                            ------------------
   Common Stock, $0.01 par value                               55,063,007

Transitional Small Business Disclosure Format (check one):  Yes |_|  No |X|

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (UNAUDITED)


ITEM 1.       FINANCIAL STATEMENTS

                                     Assets
Current assets
     Cash and cash equivalents                                     $  1,119,079
     Accounts receivable                                                150,662
     Prepaid expenses - royalty and other                               118,182
     Other current assets                                               111,803
                                                                   ------------
            Total current assets                                      1,499,726

Capitalized software development costs - net                            313,590
Furniture, fixtures, and equipment - net                                452,087
Intangible assets:
     Customer relationships, net                                        820,000
     Developed technology, net                                          408,239
     Goodwill                                                           812,855
     Intangible assets, other - net                                      66,609

Other assets                                                             12,550
                                                                   ------------

           Total assets                                            $  4,385,656
                                                                   ============

                      Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable                                              $    490,712
     Accrued liabilities                                                610,459
     Liabilities - other                                                271,750
     Due to officers                                                     29,000
                                                                   ------------
           Total current liabilities                                  1,401,921
                                                                   ------------

Commitments and contingencies (refer to note 7)

Stockholders' equity
     Preferred stock,  issuable in series, $.01 par value,
         10,000,000 authorized shares, none issued                           --
     Common stock - $.01 par value,
         300,000,000 shares authorized;
         52,723,094 shares issued and outstanding                       527,231
     Additional paid-in-capital                                      16,863,339
     Accumulated deficit from operations                            (14,406,835)
                                                                   ------------
           Total stockholders' equity                                 2,983,735
                                                                   ------------
           Total liabilities and stockholders' equity              $  4,385,656
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

                               WINWIN GAMING, INC.
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                  Cumulative
                                                        Six Months                    Three Months              Amounts Since
                                                          Ended                          Ended                   May 10, 2002
                                                         June 30,                       June 30,                (Inception) to
                                                                                                                   June 30,
                                                     2005            2004           2005            2004             2005
                                                -------------   -------------   -------------   -------------   -------------

Revenues                                        $      43,881   $       9,512   $      42,293   $          --   $      65,283
                                                -------------   -------------   -------------   -------------   -------------

Selling, general and
     administrative expenses                        2,767,381       2,213,772       1,794,210       1,780,775       7,366,436
Stock based compensation expense                       11,800              --          11,800              --       6,204,611
                                                -------------   -------------   -------------   -------------   -------------

         Total Operating Expenses                   2,779,181       2,213,772       1,806,010       1,780,775      13,571,047
                                                -------------   -------------   -------------   -------------   -------------

         Operating loss                            (2,735,300)     (2,204,260)     (1,763,717)     (1,780,775)    (13,505,764)
                                                -------------   -------------   -------------   -------------   -------------

Other income (expenses)
     Reorganization expense                                --              --              --              --      (1,059,372)
     Currency transaction gain                          1,986              --           1,577              --           7,283
     Interest income                                    8,366              --           7,988              --          19,884
     Other income                                         113              --             113              --             113
     Interest expense                                  (2,827)        (32,207)             --         (15,678)       (467,208)
                                                -------------   -------------   -------------   -------------   -------------

         Total other income (expenses)                  7,638         (32,207)          9,678         (15,678)     (1,499,300)
                                                -------------   -------------   -------------   -------------   -------------

         Loss before extraordinary item            (2,727,662)     (2,236,467)     (1,754,039)     (1,796,453)    (15,005,064)

Extraordinary item - extinguishment of debt                --              --              --              --         598,229
                                                -------------   -------------   -------------   -------------   -------------

         Net Loss                               $  (2,727,662)  $  (2,236,467)  $  (1,754,039)  $  (1,796,453)  $ (14,406,835)
                                                =============   =============   =============   =============   =============

Basic and diluted net loss  per share           $        (.06)  $        (.06)  $        (.03)  $        (.05)
                                                =============   =============   =============   =============
Weighted average number of shares outstanding      45,615,652      34,723,200      48,732,418      39,912,145
                                                =============   =============   =============   =============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Six Months Ended         Cumulative
                                                             June 30,            Amounts Since
                                                             -------             May 10, 2002
                                                                                (Inception) to
                                                        2005           2004      June 30, 2005
                                                   -------------  -------------  -------------
Cash flows from operating activities
     Net cash used in operations                   $  (2,646,222) $  (1,226,147) $  (7,219,205)
                                                   -------------  -------------  -------------

Cash flows from investing activities
     Purchase/development of games and equipment        (415,449)       (73,194)      (777,633)
     Other                                                    --             --        (46,600)
                                                   -------------  -------------  -------------
     Net cash used by investing activities              (415,449)       (73,194)      (824,233)
                                                   -------------  -------------  -------------

Cash flows from financing activities
     Notes payable, net                                       --        (40,000)       822,500
     Debentures issued                                        --             --        214,114
     Stock issued for cash                             3,854,000      3,319,600      8,125,903
                                                   -------------  -------------  -------------
     Net cash provided by financing activities         3,854,000      3,279,600      9,162,517
                                                   -------------  -------------  -------------

Net increase in cash and cash equivalents                792,329      1,980,259      1,119,079

Cash and cash equivalents - beginning of period          326,750        350,334             --
                                                   -------------  -------------  -------------

Cash and cash equivalents - end of period          $   1,119,079      2,330,593  $   1,119,079
                                                   =============  =============  =============


Noncash activities:
Conversion of payables and debt to equity          $     361,767  $     567,573  $     644,243
                                                   =============  =============  =============

Cashless exercise of warrants for stock            $          --  $          --  $      40,427
                                                   =============  =============  =============

Retirement of debentures - debt to equity          $          --  $   5,594,987  $   5,594,987
                                                   =============  =============  =============


    Noncash transaction:
    Details of Pixiem Acquisition:

Fair value of assets acquired                      $   2,497,846
Assumed trade liabilities                               (162,973)
Assumed other liabilities -
  Company loan, net of cash                             (534,873)
                                                   -------------

Stock issued - fair market value                   $   1,800,000
                                                   =============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    ORGANIZATION, NATURE OF OPERATIONS AND BUSINESS ACQUISITION

      UNAUDITED INTERIM FINANCIAL STATEMENTS

      The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. As permitted by Form 10-QSB instructions, we have not disclosed the detailed information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Accordingly, the unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2004, which is included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 21, 2005. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

      WINWIN GAMING, INC.

      WinWin Gaming, Inc. (the "Company"), a Delaware corporation, was incorporated on December 30, 1992.

      WIN WIN ACQUISITION CORP.

      Win Win Acquisition Corp. ("Acquisition Corp."), a Nevada corporation, was incorporated on December 31, 2002. Pursuant to a stock exchange agreement, Acquisition Corp. became a wholly owned subsidiary of the Company by exchanging 100% of its outstanding common stock for 18,522,853 shares of the Company's common stock. This transaction was effected to facilitate the acquisition of 100% of Win Win, Inc.

      WIN WIN, INC.

      Win Win, Inc., a Nevada corporation (the "Lottery Subsidiary"), was incorporated on May 10, 2002. The Lottery Subsidiary offers a multiplicity of products and services to the worldwide lottery and gaming industries including proprietary games and game content, promotional programs, technical advice, as well as training, management, marketing and other consulting services.

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    ORGANIZATION, NATURE OF OPERATIONS AND BUSINESS ACQUISITION - Cont'd

      WIN WIN CONSULTING (SHANGHAI) CO. LTD. Win Win Consulting (Shanghai) Co. Ltd. ("Win Win Shanghai"), a corporation organized in the Peoples Republic of China ("China") on November 28, 2003, is a wholly owned foreign subsidiary of the Lottery Subsidiary through which it currently conducts all of its China-based lottery business.

      WIN WIN WIRELESS, INC.

      Win Win Wireless, LLC, a Delaware limited liability company and a wholly owned subsidiary of Acquisition Corp. ("Wireless"), was formed on May 2, 2005 to serve as a holding company for all of the Company's wireless solutions and game content businesses.

      PIXIEM, INC.

      Pixiem, Inc. ("Pixiem"), a New Jersey corporation which was acquired by the Company on May 11, 2005, was incorporated on January 7, 2004 and is a wholly owned subsidiary of Wireless, Pixiem is in the business of designing, developing, and publishing wireless mobile games for deployment on mobile phones in conjunction with mobile phone carriers. Pixiem works with mobile phone carriers to distribute its wireless games and applications.

      PIXIEM, INC. - KOREAN SUBSIDIARY OF PIXIEM, INC.

      During March 2005, Pixiem, Inc. (Pixiem's Korean subsidiary) was formed by Pixiem to develop all of its game software.

      Acquisition of Pixiem Inc.

      On May 11, 2005, the Company (through Wireless) acquired all of the outstanding capital stock of Pixiem in exchange for an aggregate of 3,000,000 shares of the Company's common stock pursuant to agreements entered into in March 2005. These shares were valued at $1.8 million, representing their fair market value based upon the closing sale price per share of the Company's common stock for the trading day immediately preceding the closing date of the acquisition. At that date, Pixiem was indebted to the Company in the amount of $551,500 as a result of loans made pursuant to a loan agreement entered into contemporaneously with the execution of the Pixiem acquisition agreement. Such outstanding loan amount has been accounted for as a portion of the Pixiem purchase price. The Company incurred direct costs of approximately $50,000 related to the Pixiem acquisition.

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    ORGANIZATION, NATURE OF OPERATIONS AND BUSINESS ACQUISITION - Cont'd

      The total purchase price for Pixiem, which consisted of the value of the stock ($1,800,000), assumption of our debt net of cash ($534,873), and assumption of trade liabilities ($162,973), was $2,497,846.

      In accordance with the purchase method of accounting, the results of Pixiem and the estimated fair market values of the assets and liabilities have been included in the consolidated financial statements from the date of acquisition (May 11, 2005).

      The purchase price for Pixiem was preliminarily allocated to assets acquired and liabilities assumed. The estimated fair value of the tangible assets acquired and liabilities assumed approximated the historical cost basis. The excess of the purchase price over the fair value of the tangible assets was allocated to goodwill and intangibles, based on their estimated fair values determined by management with the assistance of a third-party appraiser, as follows:

Customer relationships                                                $  820,000
Developed technology                                                     424,955
Goodwill                                                                 812,855
                                                                      ----------

Total intangible assets acquired                                       2,057,810

Total tangible assets acquired                                           440,036
                                                                      ----------

Total fair market value of assets acquired                            $2,497,846
                                                                      ==========

      Goodwill is comprised of the residual amount of the purchase price over the fair value of acquired tangible and intangible assets.

      If the operating results of Pixiem had been included since the beginning of the six-month period ended June 30, 2005, the pro forma revenues, net loss, and net loss per share would have been as follows:

                                                       Pixiem           Total
                                                    ------------    ------------
Revenues                                            $     43,081    $     86,962
Net loss                                            $    257,126    $  2,984,788
Net loss per share - basic and diluted                              $       (.06)
Shares used for computing net loss per share                          47,786,923

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

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      CAPITAL RESOURCES AND BUSINESS RISK ISSUES

      Our future operations are subject to all of the risks inherent in the establishment of a new business enterprise.

      Operations to date have been primarily financed by debt and equity transactions. Implementation of our business acquisition and growth strategies has increased our need for working capital. As a result, future operations will continue to be dependent upon the successful completion of additional equity financing and the timing and terms thereof, as well as the support of our principal stockholders., We believe that our working capital will not be sufficient to sustain our business operations beyond the next several months due to our current level of overhead expenses, which was increased with a view to our contemplated growth. We expect cash from the sale of additional shares of our common stock to meet our working capital needs during the balance of 2005. Even if we continue to raise working capital, there can be no assurance that the net proceeds will be sufficient to enable us to develop our business to a level where we will generate profits and positive cash flows. These financial statements do not include any adjustments related to recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

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

      SIGNIFICANT ESTIMATES

      Several areas require management's estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates are related to accrued expenses, the valuation of intangible assets the valuation of contingent liabilities, and the valuation of the stock warrants and options issued and outstanding.

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Cont'd

      REVENUE RECOGNITION

      We recognize revenues in accordance with the guidelines of the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 1-4 "Revenue Recognition". For our wireless operations, we recognize revenues principally from the sale or subscription of our games to wireless subscribers.

      The wireless carriers and their agents are responsible for billing, collecting and remitting to us our fees. The wireless carriers generally report the final sales data to us within 10 to 45 days following the end of each month. When final sales data is not available in a timely manner for reporting purposes, we estimate our revenues based on available sales data and historical trends. To date, instances requiring estimates have not been significant. We will record differences between estimated revenues and actual revenues in the next reporting period once the actual amounts are determined.

      Software Development Costs

      We account for our software development costs in accordance with Statement of Financial Accounting Standard No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." Under SFAS No. 86, we expense software development costs as incurred until we determine that the software is technologically feasible. Generally, to establish whether the software is technologically feasible, we require the product to utilize a proven game engine that has been successfully deployed in a previous product. We assess its detailed program designs to verify that the working model of the game engine has been tested against the product design. Once we determine that the entertainment software is technologically feasible and we have a basis for estimating the recoverability of the development costs from future cash flows, we capitalize the remaining software development costs until the software product is released.

      Once we release a software title, we commence amortizing the related capitalized software development costs. We record amortization expense as a component of cost of revenue. We calculate the amortization of a software title's capitalized software development costs using two different methods, and then amortize the greater of the two amounts. Under the first method, we divide the current period gross revenue for the released title by the total of current period gross revenue and anticipated future gross revenue for the title and then multiply the result by the title's total capitalized software development costs. Under the second method, we divide the title's total capitalized costs by the number of periods in the title's estimated economic life up to a maximum of twelve months. Differences between our actual gross revenues and what we projected may result in adjustments in the timing of amortization. If we deem a title's capitalized software development costs unrecoverable based on our expected future gross revenue

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Cont'd

      and corresponding cash flows, we write off the costs and record the charge to development expense or cost of revenue, as appropriate.

      Research and development costs associated with the creation of computer software prior to reaching technological feasibility are expensed as incurred, except for related computer equipment expenditures for personal computers and other hardware components, which are capitalized and depreciated over their useful lives.

      SEGMENT REPORTING

      Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information", requires use of the "management approach" model for segment reporting. Under this model, segment reporting is consistent with the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

      We have decided to terminate our first Slam Dunk lottery game in Shanghai and focus on developing new games for potential deployment in other provinces in the China market.

      NEW ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29". SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS 153 is not expected to have a material impact on our results of operations or financial position.

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payments (revised 2004"). This statement eliminates the option to apply the intrinsic value measurement provisions of APB Board Opinion No. 25, "Accounting for Stock Issued to Employees", to stock compensation awards issued to employees. Rather, the Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award -- the requisite service period (usually the vesting period). In March 2005, the SEC staff expressed their views with respect to SFAS No. 123R in Staff

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Cont'd

      Accounting Bulletin No. 107, "Share-Based Payment", (SAB 107). SAB 107 provides guidance on valuing options. SFAS 123R will be effective for our fiscal year beginning January 1, 2006. We are currently evaluating the impact of the adoption of this statement on our financial statements.

      In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations", (FIN 47). FIN 47 is an interpretation of SFAS No. 143, "Asset Retirement Obligations", which was issued in June 2001. FIN 47 was issued to address diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than December 31, 2005 for our company. The Company is currently evaluating the impact of the adoption of FIN 47 on its financial statements.

3.    LOSS PER SHARE

      Basic loss per common share ("LPS") is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting the weighted average number of outstanding shares, assuming conversion of all potentially dilutive instruments. No diluted loss per share amounts are disclosed separately because their effect is antidilutive, due to the loss which we reported.

      Common stock equivalents, including stock warrants to purchase an aggregate of 7,091,181 shares at June 30, 2005, are not included in the diluted loss per share for the six months ended June 30, 2005 and 2004, as they are anti-dilutive. The warrants are generally exercisable 3-5 years from the issuance date at exercise prices ranging from $0.25 to $0.75 per share. Substantially all of the warrants expire on December 31, 2008.

      There is no material difference between the net loss and comprehensive loss for the three and six month periods ended June 30, 2005 and 2004.


                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.    INTANGIBLE ASSETS

      A portion of the acquisition costs of Pixiem has been allocated to intangible assets. Such allocation was made on the basis of their appraised value. The following table summarizes the lives and carrying values of the Company's acquired intagible assets by catergory, at June 30, 2005:

                                                  Gross          Accumulated           Net Carrying
                                   Life          Amount          Amortization             Amount
       Customer relationships        3      $       820,000    $            --     $         820,000
       Developed technology          2              424,955             16,716               408,239
                                            ---------------    ---------------     -----------------
       Total                                $     1,244,955    $        16,716     $       1,228,239
                                            ===============    ===============     =================

      Amortization expense for intangible assets was $16,716 for the six months ended June 30, 2005.

      We account for goodwill and intangible assets in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value may be impaired), and (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

5.    RELATED PARTY STOCK TRANSACTIONS

      On April 1, 2005, we issued 350,000 shares of our common stock to two officers, as payment for services that were rendered to us with compensation expense recorded in 2004. Such shares are "restricted securities" within the meaning of the Securities Act of 1933 (the "1933 Act").

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.    OTHER STOCK AND WARRANT TRANSACTIONS

      PRIVATE PLACEMENT OF SECURITIES AND RELATED OBLIGATION

      In February 2005, we commenced a private placement of shares of our common stock at a price of $.50 per share. As of June 30, 2005, an aggregate of 7,700,000 shares had been sold (of which 6,000,000 shares were purchased by a single institutional investor), resulting in gross proceeds to us of $3,850,000. All of such shares are "restricted securities" within the meaning of the 1933 Act. As a consequence, the investors demanded and were granted certain registration rights which obligate us to register such shares under the 1933 Act. We are obligated to pay all expenses of such registration process and granted customary indemnity and contribution rights with respect thereto. In the event that the contemplated registration statement is not declared effective by August 31, 2005 or, once effective, the prospectus contained therein may not be used by the investors, for any reason, to effect sales of their shares (collectively, a "Trigger Event"), then for each full month (and prorated for any partial month) during which a Trigger Event occurs or shall continue, the investors are entitled to receive warrants to purchase additional shares equal to 3% of the shares purchased in the private placement, at an exercise price of $.50 per share, subject to possible downward adjustment. Accordingly, based on the 7,700,000 shares sold in the private placement, warrants to purchase an additional 231,000 shares of our common stock would be issuable for each full month in which a Trigger Event occurs or shall continue. All such warrants benefit from a "full-ratchet" anti-dilution feature that requires us to reduce the exercise price of the warrants to the lowest price at which we sell our common stock (or are deemed to have sold our common stock as a result of the issuance of any option or other right to purchase shares or any convertible security) after February 25, 2005. Such anti-dilution feature does not apply to the issuance of common stock to (i) our officers, directors, employees and consultants pursuant to stock grants, option plans or similar programs; or
      (ii) in connection with the exercise or conversion of any such options or other rights to purchase shares or convertible securities that were outstanding on February 25, 2005. The warrants are exercisable immediately upon grant, contain a cashless exercise provision and expire on February 25, 2010. We are also obligated to register the shares underlying all such warrants. When issued, the fair market value of the warrants will be recorded as costs of the issuance of our common stock.

      To date, we have not filed the requisite registration statement and have no immediate plans to do so. As a consequence, we have sought an extension of our registration obligation. Assuming that our extension request is not granted, in view of the time required to prepare and file a registration statement and to conclude the registration process, warrants to purchase a substantial number of additional shares (as noted, 231,000 shares for each full month during which a "Trigger Event" occurs or shall continue) are subject to issuance.


                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.    OTHER STOCK AND WARRANT TRANSACTIONS - Cont'd

      OTHER STOCK TRANSACTIONS

      During the six-month period ended June 30, 2005, 24,704 shares of our common stock were issued to consultants for services rendered to us, and an additional 118,535 shares were issued in connection with the retirement of an aggregate of $71,017 of debt. All of such shares are "restricted securities" within the meaning of the 1933 Act.

7.    COMMITMENTS AND CONTINGENCIES

      LEGAL PROCEEDINGS

      A former Chief Executive Officer, President and director ("prior CEO"), who was our largest stockholder prior to March 31, 2003, has filed several civil actions against us and others in the Superior Court of the State of California for the County of Los Angeles (Central District), and in the County of Orange, California. The complaints allege a breach of an employment contract, unauthorized removal from the board of directors, labor code violations, breach of fiduciary duty, breach of a covenant of good faith and fair dealing, breach of a $1 million promissory note, and intentional and negligent interference with prospective business and economic advantage, and seek damages in excess of $3,000,000 and other relief. We are vigorously contesting these civil actions.

      We have filed counter-claims against the prior CEO for breach of fiduciary responsibilities and conversion, for which we are seeking damages. On June 24, 2005, the Court entered an order denying the prior CEO's Motion for Summary Adjudication of his causes of action for alleged breach of contract, labor code violations and penalties, through which he was seeking more than $1.8 million in damages. The Court found that their were numerous triable issues of material fact, including whether the prior CEO's unsigned written employment agreement was valid, the terms of such alleged agreement, and, even if valid, whether we had any remaining responsibilities thereunder.

      We presently believe that the ultimate settlement of this case will not be material to our financial statements.

      OPERATING LEASES

      In March 2005, Pixiem entered into a sub-lease agreement with related parties for approximately 1,300 square feet of office space, for a six-month period ending September 21, 2005. The monthly rental is $1,897.


                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.    COMMITMENTS AND CONTINGENCIES - Cont'd

      On July 8, 2005, Pixiem entered into a non-cancelable operating lease for office space in Edgewater, New Jersey commencing August 1, 2005. The non-cancelable operating lease provides for minimum monthly rents of $5,500 through December 2005, and $6,000 from January 1, 2006 to August 1, 2006, with a total minimum lease commitment for the term of the lease of $213,500.

8.    INCOME TAXES

      Temporary differences and carryforwards give rise to deferred tax assets and liabilities. The principal components of the deferred income tax assets relate to net operating loss carryforwards. At June 30, 2005, Pixiem had Federal net operating loss carryforwards of approximately $567,000 The net operating loss carryforwards expire at various dates through 2025, and because of the uncertainty in our ability to utilize the net operating loss carryforwards, a full valuation allowance of approximately $200,000 has been provided on those deferred income tax assets at June 30, 2005.

      Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carryforwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50% change in ownership occurs. Accordingly, the actual utilization of the net operating loss carryforwards and other deferred tax assets for tax purposes may be limited annually under Code
      Section 382 to a percentage (about 5%) of our fair market value at the time of any such ownership change.

9.    SEGMENT REPORTING

      For the three months ended June 30, 2005, we had two reportable segments consisting of mobile games, reflecting the sale and distribution of mobile games by Pixiem (May 11, 2005 to June 30, 2005) and lottery activities in the Peoples Republic of China ("China"). We presently evaluate performance based on revenue, and operating profit (loss) before income taxes. The following is information for our reportable segments for the three-month period ended June 30, 2005:


                                    Mobile Games          Lottery            Corporate               Total
      Revenue                    $          41,588   $            705    $             --     $     42,293
      -------                    -----------------   ----------------    ----------------     -------------
      Loss from operations       $        (234,165)  $       (450,333)   $     (1,069,541)    $ (1,754,039)
      --------------------       ------------------  -----------------   -----------------    -------------


                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


10.   SUBSEQUENT EVENT

      On July 5, 2005, we entered into an asset purchase agreement with Bijou Studios, Inc., pursuant to which Bijou agreed to sell to us all of its rights to software (called ClanPass Tournament System) described below for an aggregate purchase price of $400,000, of which $185,000 is payable in shares of our common stock. The purchase price is payable in installments as follows:

      (i) $10,000 in cash was paid upon execution of the acquisition agreement,
      (ii) $90,000 in cash will be paid at the closing of the transaction, which is currently expected to be concluded in August or September of 2005,
      (iii) $65,000 in cash is payable 30 days following the closing, (iv) $50,000 in cash is payable 60 days following the closing, and (v) $185,000 in stock is payable 90 days following the closing.

      The value of the stock portion of the purchase price was determined by reference to the market price of our common stock on the last trading date prior to the execution of the agreement (i.e., July 1, 2005). On such date, our common stock closed at $0.78; therefore, we are obligated to issue to 237,179 shares of our common stock to Bijou.

      The assets being acquired by us consist of rights to game software applications known as the ClanPass Tournament System. The ClanPass Tournament System consists of a suite of virtual servers that enable full interaction between players, including chat, messaging, instant challenges, the creation of game server networks, and the designing of tournament templates. ClanPass also provides the ability to integrate third-party game servers to create and manage tournament-related transactions such as statistics, ranking, full player reports, year-to-date summaries, prize-enabling, and similar functions.


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

                               WINWIN GAMING, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others the risk factors described below: our potential inability to raise additional capital; our potential inability to obtain the right to develop lottery programs in our target markets or to exploit the rights currently held by us; our potential inability to compete with other lottery companies that may be more experienced and better capitalized than we are; changes in domestic and foreign laws, regulations and taxes; changes in economic conditions; uncertainties and risks related to the legal systems and economics in our target markets, including China's legal system and economic, political and social events in China and other target markets; fluctuations in currency exchange rates; the effects of any applicable currency restrictions, including any restrictions on the repatriation of funds back to the United States; a general economic downturn; a downturn in the securities markets; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated, or expected.

When used in this report, the terms "Company", "we", "our" and "us" refer to WinWin Gaming, Inc. and its consolidated subsidiaries, including the operating subsidiaries of Win Win, Inc., Win Win Consulting (Shanghai) Co. Ltd., and Pixiem, Inc. Also, we have assumed a conversion rate of $1 to 0.12 Chinese Yuan Renminbi ("RMB") throughout this quarterly report in all instances where such currency conversion is required. In 1994, the People's Republic of China ("China") fixed the exchange rate for the Renminbi (also called the Yuan) at
8.28 to the dollar. U.S. groups have argued that the fixing of the exchange rate makes China's exports to the U.S. cheaper, and U.S. exports to China more expensive, thus greatly contributing to China's trade surplus with the U.S. In July 2005, China changed its position so as to permit the Renminbi to fluctuate with a basket of currencies. Immediately, the new Renminbi rate revalued the currency by 2.1%, to 8.11 to the dollar. Because a substantial amount of our future business is in China, the floating currency could result in significant fluctuations in our revenue and costs, which could have a material effect on our business in the future.

Overview

The following discussion of our financial condition and results of operations should be read in connection with our condensed consolidated financial statements and the notes thereto appearing above.

We provide lottery and wireless proprietary game content in the United States, Europe, and Asia ("instant" lottery games marketed under our "Slam Dunk" brand), as well as various services including consulting, training, management, marketing and other promotional services.

Since the inception of Win Win, Inc. on May 10, 2002, we have sought out opportunities in the worldwide lottery industry. Currently, the focus of our operations is in China and its multi-billion dollar market for instant lottery games. We have been thus far successful in developing a contractual relationship with the Shanghai Welfare Lottery Issuing Center ("SWLIC"), which operates the Shanghai Welfare Lottery ("SWL"). To date, our SWL-derived revenue has been substantially below our initial expectations for the reasons discussed below. However, we are optimistic that our start-up efforts to date, including the quality and market acceptance of our games and promotional programs, our resulting credibility throughout China and the business associations established by us, will enable us to expand our lottery activities within China and our related revenue base.

Our lottery operations provide one of our two sources of revenues. SWLIC currently is our only lottery client at this time and all revenues we generated from our lottery operations were from the services we provided to the SWL. We have decided to terminate our first Slam Dunk lottery game in Shanghai and we will continue to fulfill all of our remaining contractual commitments with the SWLIC. We are currently focusing all of our efforts on developing a suite of new instant ticket games for potential deployment in other provinces in the China market.

Currently, approximately 30%-35% of the proceeds from the sale of lottery tickets in Shanghai is used for charitable and humanitarian purposes; approximately 50% of such proceeds is disbursed to the winning lottery ticket holders; and the remaining 15% to 20% is disbursed to all third parties, including us, which provide products and services to the SWLIC in order to operate the SWL. During the period from July 11, 2004 (the launch of our initial Slam Dunk Lottery game in Shanghai) through June 30, 2005, we generated only $8,356 in revenues as a result of our lottery activities in Shanghai.

Successful implementation of our games requires, among other things, sufficient distribution outlets to facilitate sales and the presence at such outlets of terminals with the necessary bar code reading capability, in order to maintain adequate game security and protect against ticket forgery. While we believed that sufficient technologically qualifying terminals would be available to support marketing efforts for our game, substantially all of the available terminals in Shanghai lacked the requisite capability and the vendor network generally resisted purchasing costly new equipment. As a consequence, only approximately 200 of these terminals were placed in service, and their locations were not designed to optimize sales. We believe that these factors, and not player acceptance of our game content or marketing efforts, account for our disappointing operating results.

Our second source of revenues is derived from our wireless game operations.

In May 2005, we entered this segment through our acquisition of Pixiem, which is engaged in the development and publication of mobile game content for the wireless entertainment game market. We believe that the demand for mobile entertainment is accelerating, and the acquisition of Pixiem will give us immediate access to key applications and content development capability for the pursuit of growth opportunities in the wireless entertainment game market. We also believe that the acquisition of Pixiem offers us an opportunity to develop lottery-related wireless games for introduction in China. Pixiem also represents for us a step toward the development, sales, and distribution of a broad line of wireless games for a number of regional markets and, potentially, worldwide.

At the time we acquired Pixiem, its business consisted primarily of the distribution of third-party-produced game content, for which Pixiem received commission revenues. Through our funding to Pixiem starting in March, 2005, the business model has now changed to the development, publishing and distribution of its own proprietary lines of games pursuant to licenses or other arrangements obtained from prominent sources such as the All England Tennis Club, which provided the license for Pixiem's newly launched 2005 Wimbledon game; ESPN; Jeanette Lee, a world renowned professional pool player; and others. Through an arrangement with ESPN, which is closely associated with sports, Pixiem is developing a line of extreme sports wireless mobile games associated with ESPN's "X-Games". We expect some of these games to be distributed in late summer 2005 by major wireless phone carriers in the U.S. On June 23, 2005, Pixiem launched its Wimbledon mobile game, which generated $8,537 in revenues during the nine days following its launch and prior to the end of the second fiscal quarter.

Customers interested in our wireless games will purchase them through services provided by most major wireless carriers. Our customers will be charged either a one-time or monthly fee for the application, which will appear on their mobile phone bill. The wireless carrier will collect the fee, retain a certain percentage and remit the remaining balance to us. Our prices will vary by type of game, mobile phone model, and the carrier.

The primary growth factor for our mobile game business is the number of mobile phones that at any time are in use that have the capability of downloading our games, which is continuing to grow rapidly and we expect will continue to do so, and the relationship and arrangement that we have with mobile phone carriers. To date, we utilize BREW and Java as the primary application for our games.

Implementation of Our Updated Business Plans

In evaluating the financial condition and operating performance of our lottery and wireless game operations, we began an initiative to critically reassess our current and long-term business plans and capital requirements. Our business plans are dynamic, and we are implementing some of the critical components:

      1) We have strengthened our financial position with the receipt of an aggregate of $3,850,000 in private equity financing during the six-month period ended June 30, 2005.

      2) We took steps to implement our multi-phased business plan for wireless games and the wireless lottery market with the acquisition of Pixiem. We believe there is a significant opportunity for us to generate revenues in China through wireless lottery and other games, and believe this opportunity will extend into other countries.

      3) We expect to enter into an agreement in August 2005 to acquire a mobile game developer and content provider in the China market, which currently has 24 published games.

      4) We refocused our operational strategy in 2005 by working to expand our lottery opportunities to the largest lottery market in the world, China; and reflecting the endorsement of our company and our games from the China Welfare Lottery, we commenced discussions with lottery officials in other provinces with larger lottery customer bases which do not present the equipment-related obstacles experienced in Shanghai, with a view to commencing the promotion and sales of our next-generation suite of Slam Dunk Lottery Games beyond Shanghai.

      5) To support our branding strategy and the promotion of our "Slam Dunk" brand for our suite of instant lottery games, we commenced efforts to protect and expand our intellectual property, including filing of applications for eight different trademarks in China (four in English and four in Chinese).

      6) We began to explore opportunities for establishing corporate sponsorship with several large U.S. corporations for our lottery and wireless game operations and products.

Recent Developments

On July 5, 2005, we entered into an asset purchase agreement with Bijou Studios, Inc., pursuant to which Bijou agreed to sell to us all of its rights to certain assets described below for an aggregate purchase price of $400,000, of which $185,000 is payable in shares of our common stock. The purchase price is payable in installments as follows: (i) $10,000 in cash was paid upon execution of the acquisition agreement, (ii) $90,000 in cash will be paid at the closing of the transaction, which is currently expected to be concluded in August or September of 2005, (iii) $65,000 in cash is payable 30 days following the closing, (iv) $50,000 in cash is payable 60 days following the closing, and (v) $185,000 in stock is payable 90 days following the closing.

The value of the stock portion of the purchase price was determined by reference to the market price of our common stock on the last trading date prior to the execution of the agreement (i.e., July 1, 2005). On such date, our common stock closed at $0.78; therefore, we are obligated to issue to 237,179 shares of our common stock to Bijou.

The assets being acquired by us consist of rights to game software applications known as the ClanPass Tournament System. The ClanPass Tournament System consists of a suite of virtual servers that enable full interaction between players, including chat, messaging, instant challenges, the creation of game server networks, and the designing of tournament templates. ClanPass also provides the ability to integrate third-party game servers to create and manage tournament-related transactions such as statistics, ranking, full player reports, year-to-date summaries, prize-enabling, and similar functions.

Results of Operations

Income Statement Items

The following table summarizes the results of our operations during the three months and six months ended June 30, 2005 and 2004 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal year to the prior fiscal year:

Three Months Ended June 30, 2005 and 2004 (Unaudited)


  ------------------------------------------------------------------------------------------------------------
                                                                                               Percentage
                                                                            Increase             Increase
  Line Item                             6/30/05          6/30/04           (Decrease)           (Decrease)
  ------------------------------------------------------------------------------------------------------------
  ------------------------------------------------------------------------------------------------------------
  Revenues                         $        42,293     $         --     $       42,293                 -- %
  ------------------------------------------------------------------------------------------------------------
  Selling, General and
  Administrative Expenses                1,806,010        1,780,775              25,235                 1%
  ------------------------------------------------------------------------------------------------------------
  Other (Income) Expense                    (9,678)          15,678            (25,356)              (162)%
  ------------------------------------------------------------------------------------------------------------
  Total Operating Expenses               1,796,332        1,796,453               (121)                -- %
  ------------------------------------------------------------------------------------------------------------
  Net Loss                              (1,754,039)      (1,796,453)           (42,414)                (2)%
  ------------------------------------------------------------------------------------------------------------
  Earnings (loss) per share of
  common stock                     $          (.03)    $       (.05)    $         (.02)               (40)%
  ------------------------------------------------------------------------------------------------------------

Six Months Ended June 30, 2005 and 2004 (Unaudited)


  ------------------------------------------------------------------------------------------------------------
                                                                                               Percentage
                                                                            Increase            Increase
  Line Item                              6/30/05            6/30/04        (Decrease)          (Decrease)
  ------------------------------------------------------------------------------------------------------------
  ------------------------------------------------------------------------------------------------------------
  Revenues                         $        43,881     $      9,512     $        34,369                361%
  ------------------------------------------------------------------------------------------------------------
  Selling, General and
  Administrative Expenses                2,779,181        2,213,772             565,409                 26%
  ------------------------------------------------------------------------------------------------------------
  Other (Income) Expense                    (7,638)          32,207             (39,845)              (124)%
  ------------------------------------------------------------------------------------------------------------
  Total Operating Expenses               2,771,543        2,245,979             525,564                 23%
  ------------------------------------------------------------------------------------------------------------
  Net Loss                              (2,727,662)      (2,236,467)            491,195                 22%
  ------------------------------------------------------------------------------------------------------------
  Earnings (loss) per share of
  common stock                     $          (.06)    $       (.06)    $          (.00)                (0)%
  ------------------------------------------------------------------------------------------------------------

During the period from the inception of Win Win Inc. (May 10, 2002) through the end of the six-month period of 2005, we have incurred a loss of $14,406,835.

Three Months Ended June 20, 2005 and 2004 (Unaudited)

Revenues increased $42,293 due primarily to:

      o The acquisition of Pixiem and their wireless game operations. Pixiem's revenues for the period May 11, 2005 (date of acquisition of Pixiem) to June 30, 2005 were $41,588. We expect Pixiem's revenues and expenses to increase in future quarters due to the launch and deployment of additional mobile games to the wireless carriers and Pixiem customers, and by also including Pixiem's operating results for the entirety of future periods.

Selling, General and Administrative Expenses increased $25,235 due primarily to:

      o A net decrease in expenses for our U.S. operations in the amount of $630,405. This was due to a decrease in consulting expenses in the amount of $1,132,440. The consulting expense in 2004 was related to the issuance of 1,500,000 shares of stock as a signing bonus to a new officer, valued at $1,125,000. The offsetting increase in costs of $494,595 was due to the hiring of additional staff and the establishment of our U.S. corporate offices, business development and travel expenses, and professional fees. Some individual expense components for the three-month period are as follows:

      o     Payroll expenses and related fringe benefits increased $11,539

      o     Professional fee expense increased $116,892

      o Travel, business development and public relations expense decreased $13,394

      o Other corporate overhead expense incurred in establishing our Las Vegas office was $379,558

      o A net increase in expenses for our China operations of $394,243. This increase was due to the costs of maintaining our business operations in Shanghai; the production and broadcast of our TV game show (now discontinued), which was marketing our "Slam Dunk" lottery game in Shanghai; the development of our new suite of lottery games; and estimated costs to terminate our existing lottery game with the SWLIC, pending our contemplated introduction of a new suite of Slam Dunk instant games, and, to initiate our intended expansion of our lottery activities into additional provinces in China.

      o Start-up expenses relating to Pixiem's operations totaling $261,397 from the date of acquisition (May 11, 2005) to June 30, 2005.

Interest and other miscellaneous expenses decreased $25,356

Six Months Ended June 30, 2005 and 2004 (Unaudited)

Revenues increased $34,369 due primarily to:

      o     The revenue derived from our Pixiem operation of $41,588

      o A decrease in our lottery revenues due to the termination of our lottery games in Cambodia in 2004. The net decrease in lottery revenues was $7,219.

Selling, General and Administrative Expenses increased $565,409 due primarily to:

      o A net decrease in expense for our U.S. operations in the amount of $268,059. This was related to the decrease in consulting expense and the increase in expenses for establishing our Las Vegas corporate offices, as mentioned above in the three-month period comparisons. The individual expense components for the six-month period are as follows:

      o     Payroll expenses and related fringe benefits increased $174,801

      o     Professional fee expense increased $181,141

      o Travel, business development and public relations expense increased $34,717

      o Other corporate overhead expense at our new Las Vegas office decreased $658,718 primarily due to the consulting expense reduction mentioned above in the three-month period comparison.

      o A net increase in expenses for our China operations of $572,071. This increase was due to the same factors mentioned in the three-month period comparison.

      o Start-up expenses relating to our Pixiem operations totaling $261,397 from the date of acquisition (May 11, 2005) to June 30, 2005.

Interest and other miscellaneous expenses decreased $39,845

Balance Sheet Items

We had total current assets of $1,499,726 as of June 30, 2005, of which $1,119,079 was cash. Our total assets as of June 30, 2005 were $4,385,655. We had total current liabilities of $1,401,921 as of June 30, 2005. Our total stockholders' equity as of June 30, 2005 was $2,983,735.

Changes in our balance sheet items reflect, among other things, (i) the inclusion of the assets and liabilities of Pixiem; and (ii) the addition to our cash from our sale of common stock, net of amounts expended for our operations and loan to Pixiem.

We had total deferred tax assets of $200,000 as of June 30, 2005. We have taken a 100% valuation allowance against this asset, as we believe that it is very likely that substantially all the deferred tax assets, including our net operating loss carryforwards will not be realized in future periods. The change in the valuation allowance, based on a 35% effective tax rate, in 2005 was $0.

Cash Flows

We used $2,646,222 in cash from our operating activities during the six-month period ended June 30, 2005 as compared to $1,226,147 used in the prior year. The difference of $1,420,075, or a 116% increase, is attributable to the following factors:

      o Expenses relating to being in the development stage with respect to the establishment of operations in China, including expenses attributed to the introduction, promotion and validation of our Slam Dunk instant lottery game in Shanghai;

      o Increased overhead expenses attributable to our new Las Vegas offices; and

      o Additional expenses related to our start-up costs for our Pixiem operations

We used $415,449 in cash from our investing activities during the six-month period ended June 30, 2005 as compared to $73,194 used in the prior year. This increase is due primarily to the purchase and development of mobile games for Pixiem and for property and equipment in 2005.

We received $3,854,000 from financing activities during the six-month period ended June 30, 2005 as compared to $3,279,600 during the prior year. This increase is due primarily to an increase in sales of our securities through a private placement in 2005.

Liquidity and Capital Resources

We had $1,119,079 in cash and cash equivalents as of June 30, 2005. As of such date, we also had total current assets of $1,499,726 and total current liabilities of $1,401,921, giving us working capital of $97,805. As of such date, we also had total assets of $4,385,656 and total liabilities of $1,401,921; we have accumulated a deficit (net loss) from operations of $14,406,835.

During the six-month period ended June 30, 2005, we raised gross proceeds of $3, 850,000 through the private placement sale of an aggregate of 7,700,000 shares of our common stock. Under the terms of such sale, we will be obligated to issue warrants to purchase additional shares of our common stock to the investors due to delays in satisfying certain registration obligations with respect to the shares. We also received $4,000 from the exercise of a stock option.

During the six-month period ended June 30, 2005, 24,704 shares of our common stock were issued to consultants for services rendered to us. Also issued during the period were an aggregate of 118,535 shares of our common stock in consideration for the retirement of indebtedness in the aggregate amount of $71,017.

On April 1, 2005, we issued 350,000 shares of our stock to two officers, as payment for services that were rendered to us in 2004.

We believe that our available working capital, even after giving effect to the aggregate proceeds of our capital-raising activities to date in 2005, will not be sufficient to sustain our operations at our current levels through the end of fiscal year 2005, primarily due to the increase in our overhead expenses incurred with a view to our contemplated growth. Due to the increasing costs associated with the implementation of our plans for the expansion of our operations for both our lottery and wireless game businesses, our future working capital needs are expected to increase.

We presently anticipate that our future cash requirements for our operations in China will be approximately $300,000 per month. We also currently anticipate that our future cash requirements for all our domestic operations, including our wireless game operations in the U.S. and Korea, will be approximately $600,000 per month.

Our financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization and satisfaction of our liabilities and commitments in the normal course of business.

Operations to date have been primarily financed by debt and equity transactions. As a result, our future operations will continue to be dependent upon the successful completion of additional equity financing and the timing and terms thereof, as well as support of principal stockholders. Implementation of our business acquisition and growth strategies has increased our need for working capital if we are to be able to seek out and capitalize on available business opportunities and attain our intended growth. Additionally, even if we continue to raise working capital, there can be no assurance that the net proceeds will be sufficient to enable us to develop our business to a level where we will be able to generate profits and positive cash flows. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in our financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require us to make significant judgments and estimates in the preparation of our financial statements, including the following:

      o accounting for expenses in connection with stock options and warrants by using the Black Scholes option pricing method; and

      o valuation of contingent liabilities, including those from Junum Incorporated

      o     valuation of intangible assets

Our management relies on historical experience, legal advice and assumptions believed to be reasonable under the circumstances in making its judgment and estimates. Actual results could differ materially from those estimates.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2005 or June 30, 2004.

Seasonality

We may experience seasonal variations in revenues and operating costs due to seasonality, however, we do not believe that these variations will be material.

Risk Factors That May Affect Future Operating Results

The risks and uncertainties described below are the material risks that apply to our business, operations, financial condition and prospects.

FINANCIAL RISKS

Our business is difficult to evaluate.

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

Our losses from inception through June 30, 2005 are $14,406,835. We expect to encounter difficulties as an early development stage company in the rapidly evolving lottery, gaming, wireless game and mobile content markets. We expect to incur significant operating and capital expenditures and, as a result, we expect significant net losses in the future. We will need to raise significant additional capital and generate revenues to achieve and maintain profitability. We may not be able to achieve profitable operations in future periods.

We will need to raise additional financing in the foreseeable future to fund our operations. Additional financing may not be available to us on favorable terms or at all.

We will need to raise additional capital in the future to fund the intended expansion of our operations. We will require additional financing to:

      o further develop products, services and technology that we plan to offer to our customers;
      o fund the development of new proprietary games and other mobile content;
      o     fund additional marketing expenditures;
      o     hire additional personnel;
      o     respond to competitive pressures; and
      o     maintain adequate working capital

If we raise additional funds through the issuance of equity or convertible debt securities, it will reduce the percentage ownership of our present stockholders. We cannot provide assurance you that additional financing will be available on terms favorable to us, or at all. The terms of securities we issue in the future could also impose restrictions on our operations. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop or enhance our products and services or otherwise respond to competitive pressures, would be significantly limited.

REGULATORY RISKS

We face extensive regulation from gaming and other government authorities.

The lottery industry in which we operate and the gaming industry in which we may operate in the future if opportunities arise upon which we are able to capitalize, are highly regulated and participation subjects us to numerous statutes, rules and regulations administered by the regulatory authorities of each jurisdiction in which we operate. We may be required to submit applications relating to our activities or products (including detailed background information concerning controlling persons within our organization), which may then be reviewed for approval. In this regard, we may incur material expenses in seeking to obtain licenses, if required, or approvals for our lottery and gaming products and concepts, and no assurance can be given that our games and products will be approved in any particular jurisdiction.

BUSINESS RISKS

Our operations are subject to intense competition.

There are several companies with substantially more resources than we have that are seeking to develop lottery contracts in our target markets. Many of our potential competitors have substantially greater capital, marketing and development capabilities and human resources than we have and could represent significant competition for us. Although we believe that the relationships we have developed in China and the credibility we have established there for our company and our games provide us with significant competition advantages, the competitive climate that we experience is rigorous and presents obstacles that we must overcome to be successful, particularly if we are to be successful in expanding into new markets, as contemplated.

The market for wireless applications is also extremely competitive. We expect our competition to intensify as competitors incorporate new features and expand and accelerate the release of new products and service offerings, and new competitors enter the market. The evolution of technology in the wireless market is rapid and we must adapt to remain competitive. We are aware of other companies that provide mobile applications. Many of these companies have substantially greater financial resources than us which could allow them to identify emerging trends more quickly and develop technology at a faster pace. We may not be able to compete successfully against current or future competitors and such competitive pressures could have an adverse effect on our revenues and potential profitability. Some of our competitors have already made significant progress in the market.

We are dependent on certain key personnel.

With respect to our lottery operations, we are dependent upon the services of Patrick Rogers, our Chief Executive Officer, and Peter Pang, our Executive Vice President and General Counsel, and with respect to our wireless game operations, we are dependent upon the services of Mark Galvin, our Chief Operating Officer, Hongsuk Lee, the President of Pixiem, Sung B. Lee, the Vice-President of Operations of Pixiem, and Sam G. Pasquale, the Vice-President of Product Management of Pixiem. The loss of services of any of these individuals (or other key members of the management team of WinWin or Pixiem) could impair our ability to proceed with our plans for the introduction of our lottery games and gaming services into additional provinces in China with a view to a national rollout, the development of our mobile game operations and our ability to bring our product offerings to a significant level of consumer acceptance.

The largest target market for our lottery operations is in China and there are several significant risks relating to conducting operations in China.

The largest target market for our lottery services is in China. Therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political and social events in China.

Governmental policies in China could impact our lottery business.

Since 1978, the government of China has been and is expected to continue reforming its economic and political systems. These reforms have resulted in and are expected to continue to result in significant economic and social development in China. Many of the reforms are unprecedented or experimental and may be subject to change or readjustment due to a number of political, economic and social factors. We believe that the basic principles underlying the political and economic reforms will continue to be implemented and provide the framework for the political and economic system. New reforms or the readjustment of previously implemented reforms could have a significant adverse effect on our operations. Changes in political, economic and social conditions in China and governmental policies which could have a material impact on our business include:

      * new laws and regulations or new interpretations of those laws and regulations;
      * the introduction of measures to control inflation or stimulate growth;
      *     changes in the rate or method of taxation;
      * the imposition of additional restrictions on currency conversion and the repatriation of our funds to the U.S.; and
      * any actions which limit our ability to conduct lottery operations in China

Economic policies in China could adversely impact our lottery business.

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

Since 1978, increasing emphasis had been placed on decentralization and the utilization of market forces in the development of the nation's economy. Economic reform measures adopted by the government may be inconsistent or ineffectual, and we may not in all cases be able to capitalize on any reforms. Further, these measures may be adjusted or modified in ways that could result in economic liberalization measures that are inconsistent from time to time, from industry to industry or across different regions of the country. The economy of China has experienced significant growth in the past decade. This growth, however, has been accompanied by imbalances that have resulted in significant fluctuations in general price levels, including periods of inflation. The government has implemented policies from time to time to increase or restrain the rate of economic growth, control periods of inflation or otherwise regulate economic expansion. While we may be able to benefit from the effects of some of these policies, these policies and other measures taken by the government to regulate the economy could also have a significant adverse impact on economic conditions within China and a resulting adverse impact on our business.

Uncertainty relating to the legal system of China could negatively affect us.

China has a civil law legal system. Decided court cases do not have binding legal effect on future decisions. Since 1979, many new laws and regulations covering general economic matters have been promulgated in China. Despite this activity to develop the legal system, its system of laws is not yet complete. Even where adequate law exists, enforcement of contracts based on existing law may be uncertain and sporadic and it may be difficult to obtain swift and equitable enforcement, particularly for a U.S.-owned corporation, or to obtain enforcement of a judgment by a court of another jurisdiction. The relative inexperience of the judiciary in China may create additional uncertainty as to the outcome of any litigation. Further, interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes.

The business of our wireless game operations is subject to significant risks, including our potential inability to enter into distribution arrangements with major wireless carriers and branded service agreements with third parties, the emerging nature of the wireless market, changing technologies, our lack of control over the infrastructure for the wireless market, and the contract terms we can attain with wireless carriers.

The material risks that our wireless game operations face include the following:

      o If we are unable to enter into distribution arrangements with major wireless carriers and develop and maintain strategic relationships with such wireless carriers, we will be unable to distribute our products effectively or generate significant revenue.
      o If we are unsuccessful in obtaining licenses from, or entering into and maintaining branded service agreements with, third parties such as Wimbledon, ESPN and Jeanette Lee, our revenues will be adversely affected.
      o The market for wireless applications is an emerging market that is relatively new and further development of this market is necessary to support meaningful levels of revenues for our company.
      o Changing technologies may have a material affect on the wireless carriers upon which we are dependent and our business, and could increase our costs and present us with additional competitive and product obstacles.

      o The success of the applications we offer will depend upon, among other things, a high level of market acceptance and deployment of the current generation of advanced wireless handsets.
      o Wireless carriers have significant control over the contract terms, including pricing of applications and revenue share percentages, which could adversely affect market acceptance of applications and revenues of content providers.

MARKET RISKS

A limited public market exists for the trading of our securities.

Our common stock is quoted on the NASD Over-the-Counter Bulletin Board. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This lack of information limits the liquidity of our common stock, and likely will have an adverse effect on the market price of our common stock, our ability to raise additional capital, and the terms and costs of our capital-raising efforts.

Our stock is a penny stock and there are significant risks related to buying and owning penny stocks.

Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that sell non-Nasdaq listed securities except in transactions exempted by the rule, including transactions meeting the requirements of Rule 506 of Regulation D under the Securities Act and transactions in which the purchaser is an institutional accredited investor (as defined) or an established customer (as defined) of the broker or dealer. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell our common stock and may adversely affect the ability of our stockholders to sell any of their shares.

The Securities and Exchange Commission ("SEC") regulations define a "penny stock" to be any non-Nasdaq equity security that has a market price (as defined in the regulations) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to some exceptions. For any transaction by a broker-dealer involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Our market liquidity could be materially adversely affected by these rules on penny stocks.

Obtaining additional capital through the future sale of common stock and derivative securities will result in dilution of stockholder interests.

We will likely raise additional funds in the future by issuing additional shares of common stock or securities such as convertible notes, options, warrants or preferred stock that are convertible into common stock. Any such sale of common stock or such other securities would reduce, and could (depending on the price at which such securities are sold) lead to further dilution of, the equity ownership of existing holders of our common stock.

We do not intend to pay dividends to our stockholders, so they will not receive any return on their investment in our company prior to selling their shares.

We have never paid any dividends to our stockholders. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future. If we determine that we will pay dividends to the holders of our common stock, we cannot assure that such dividends will be paid on a timely basis. As a result, our stockholders will not receive any return on their investment prior to selling their shares and, for the other reasons discussed in this "Risk Factors" section, may not receive any return on their investment even when they sell their shares in our company.

CONCENTRATED CONTROL RISK

We are effectively controlled by our principal stockholders and management, which may limit the ability of a stockholder to influence stockholder matters or to receive a premium for their shares in the event of any change in control.

As a result, our minority stockholders may not be able to effectively control us and direct our affairs, or have any significant influence in the election of directors or approval of significant corporate transactions, such as the sale of all or substantially all of our assets, a merger, amendments to our certificate of incorporation, the issuance of additional shares and other material corporate actions. The interests of our minority stockholders may conflict with those of our principal stockholders. This concentration of ownership may also delay, defer or prevent a change in control of our company and some transactions may be more difficult or impossible without the support of these principal stockholders.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including Patrick Rogers, our Chief Executive Officer, and Larry Goldman, our Chief Financial Officer and Treasurer, regarding the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, our management concluded that as of June 30, 2005 and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Item 3 "Legal Proceedings" of Part I of our annual report on Form 10-KSB for the fiscal year ended December 31, 2004, for a discussion of legal proceedings involving us.

On June 24, 2005, the Superior Court of the State of California, County of Los Angeles, ruled in our favor and denied David Coulter, our former Chief Executive Officer and majority stockholder, a Motion for Summary Adjudication of his causes of action for alleged breach of contract, labor code violations and penalties, by which he was seeking more than $1.8 million in damages. In rejecting the motion, the Court found that their were numerous triable issues of material fact, including, without limitation, whether Mr. Coulter's unsigned written employment agreement was valid, the terms of such alleged agreement, and even if valid, whether we had any responsibilities thereunder.

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal quarter ended June 30, 2005 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the second fiscal quarter of 2005.

ITEM 5. OTHER MATTERS

None.

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


                                    WINWIN GAMING, INC.

Date: August 15, 2005               By:     /s/ Patrick O. Rogers
                                       -----------------------------------------
                                    Patrick O. Rogers
                                    Chief Executive Officer
                                    Principal Executive Officer



                                    By:     /s/ Larry Goldman
                                       -----------------------------------------
                                    Larry Goldman
                                    Chief Financial Officer and Treasurer

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