Form 10QSB
period 2005-09-30
WINWIN GAMING INC
filed 2005-11-14
CIK 897545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report
Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005
Commission File No. 000-21566

WINWIN GAMING, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	84-1219819
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8687 West Sahara, Suite 201, Las Vegas, Nevada 89117
(Address of Principal Executive Offices)

(702) 212-4530
(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of November 1, 2005, are as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	59,133,744

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

WINWIN GAMING, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005
(UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

Assets
Current assets
Cash and cash equivalents	$1,277,729
Restricted cash	350,000
Accounts receivable	99,453
Other current assets	250,273
Total current assets	1,977,455

Capitalized software development costs - net	421,703
Furniture, fixtures, and equipment - net	676,639
Intangible assets:
Customer relationships, net	717,499
Developed technology, net	408,239
Goodwill	812,500
Intangible assets, other - net	38,727

Other assets	78,279

Total assets	$5,131,041

Liabilities and Stockholders’ Equity

Current liabilities
Note payable, due 11/13/05	$1,000,000
Accounts payable	440,043
Accrued liabilities	220,739
Liabilities - other	312,753
Deposits - stock purchases	350,000
Total current liabilities	2,323,535

Commitments and contingencies (refer to note 8)

Stockholders' equity
Preferred stock, issuable in series, $.01 par value, 10,000,000 authorized shares, none issued
Common stock - $.01 par value,
300,000,000 shares authorized;
56,666,565 shares issued and outstanding	566,666
Additional paid-in-capital	19,214,927
Accumulated other comprehensive loss	(9,647)
Accumulated deficit from operations	(16,964,440)

Total stockholders' equity	2,807,506

Total liabilities and stockholders' equity	$5,131,041

The accompanying notes are an integral part
of the condensed consolidated financial statements.

WINWIN GAMING, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
SEPTEMBER 30, 2005
(UNAUDITED)
	Nine Months Ended September 30,		Three Months Ended September 30,		Cumulative Amounts Since May 10, 2002 (Inception) to September 30,
	2005	2004*	2005	2004*	2005

Revenues	$111,971	$11,004	$68,090	$1,492	$133,373

Cost of Sales	179,717	—	163,001	—	179,717

Gross Profit (Loss)	(67,746)	11,004	(94,911)	1,492	(46,344)

Selling, general and
administrative expenses	4,395,738	2,170,761	1,645,073	1,133,239	7,239,442
Stock based compensation expense	716,974	1,755,350	705,174	579,100	8,665,135
Total Operating Expenses	5,112,712	3,926,111	2,350,246	1,712,339	15,904,577

Operating loss	(5,180,458)	(3,915,107)	(2,445,157)	(1,710,847)	(15,950,921)
Other income (expenses)
Reorganization expense	—	—	—	—	(1,059,372)
Currency transaction gain	2,615	4,545	629	4,545	7,912
Loss on asset disposals	(118,409)	—	(118,409)	—	(118,409)
Interest income	10,949	9,214	2,584	9,214	22,468
Other income	3,070	—	2,955	—	3,070
Interest expense	(3,034)	(47,873)	(207)	(15,666)	(467,415)
Total other income (expenses)	(104,809)	(34,114)	(112,448)	(1,907)	(1,611,747)

Loss before extraordinary item	(5,285,267)	(3,949,221)	(2,557,605)	(1,712,754)	(17,562,668)

Extraordinary item - extinguishment of debt	—	—	—	—	598,228

Net Loss	$(5,285,267)	$(3,949,221)	$(2,557,605)	$(1,712,754)	$(16,964,440)

Basic and diluted net loss per share	$(.11)	$(.11)	$(.04)	$(.04)

Weighted average number of shares outstanding	48,750,303	37,528,957	60,352,169	41,449,412

*Reclassification made to conform to 2005 presentations

The accompanying notes are an integral part of the condensed consolidated financial statements.

WINWIN GAMING, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,		Cumulative Amounts Since May 10, 2002(Inception) to
	2005	2004	September 30, 2005
Cash flows from operating activities
Net cash used in operations	$(4,207,474)	$(2,099,603)	$(8,827,057)

Cash flows from investing activities
Purchase/development of games, equipment and other	(777,674)	(224,779)	(1,139,858)
Acquisition of subsidiary - net of cash acquired	(534,873)	—	(534,873)
Net cash used by investing activities	(1,312,547)	(224,779)	(1,674,731)
Cash flows from financing activities
Notes payable, net	1,000,000	(40,000)	1,822,500
Debentures issued	—	—	214,114
Stock issued for cash	5,471,000	3,365,000	9,742,903
Net cash provided by financing activities	6,471,000	3,325,000	11,779,517

Net increase in cash and cash equivalents	950,979	1,000,618	1,277,729

Cash and cash equivalents - beginning of period	326,750	350,334	—

Cash and cash equivalents - end of period	$1,277,729	1,350,952	$1,277,729

Noncash activities:
Conversion of payables and debt to equity	$71,017	$694,787	$6,151,493
Cashless exercise of warrants for stock	$—	—	$40,427
Stock subscription receivable	$—	—	$4,600
Retirement of debentures - debt to equity	$—	$5,594,987	$—

Noncash transaction:
Details of Pixiem Acquisition:
Fair value of assets acquired	$2,497,846
Stock issued - fair market value	(1,800,000)
Assumption of trade liabilities	(162,973)
Total	$534,873

The accompanying notes are an integral part
of the condensed consolidated financial statements.

1.	ORGANIZATION, NATURE OF OPERATIONS

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. As permitted by Form 10-QSB instructions, we have not disclosed the detailed information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Accordingly, the unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2004, which is included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 21, 2005. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

WINWIN GAMING, INC.

WinWin Gaming, Inc. (the “Company”), a Delaware corporation, was incorporated on December 30, 1992. When used in this report, the terms "Company", "we", "our" and "us" refer to WinWin Gaming, Inc. and its consolidated subsidiaries, including the operating subsidiaries of Win Win, Inc. (the “Lottery Subsidiary”), Win Win Consulting (Shanghai) Co. Ltd., (“Win Win Shanghai”), and Pixiem, Inc (“Pixiem”).

WIN WIN ACQUISITION CORP.

Win Win Acquisition Corp. (“Acquisition Corp.”), a Nevada corporation, was incorporated on December 31, 2002. Pursuant to a stock exchange agreement, Acquisition Corp. became a wholly owned subsidiary of the Company by exchanging 100% of its outstanding common stock for 18,522,853 shares of the Company’s common stock. This transaction was effected to facilitate the acquisition of 100% of Win Win, Inc.

WIN WIN, INC.

The Lottery Subsidiary was incorporated on May 10, 2002. The Lottery Subsidiary offers a multiplicity of products and services to the China lottery market, including proprietary games and game content, promotional programs, technical advice, as well as training, management, marketing, and other consulting services.

WIN WIN CONSULTING (SHANGHAI) CO. LTD.

The accompanying notes are an integral part
of the condensed consolidated financial statements.

Win Win Shanghai, a corporation organized in the Peoples Republic of China ("China") on November 28, 2003, is a wholly owned foreign subsidiary through which it currently conducts all of its China-based lottery business.

WIN WIN WIRELESS, LLC

Win Win Wireless, LLC, a Delaware limited liability company and a wholly owned subsidiary of Acquisition Corp. (“Wireless”), was formed on May 2, 2005 to serve as a holding company for all of the Company’s wireless solutions and wireless game content subsidiaries.

WIN WIN HOLDING LIMITED

Win Win Holding Limited was incorporated in Hong Kong on September 17, 2005 for the initial purpose of acquiring Shanghai E-Bear Digital Mobile Software Inc., an early-stage mobile game development studio located in Shanghai.

PIXIEM, INC.

Pixiem, a New Jersey corporation which was acquired by the Company on May 11, 2005, was incorporated on January 7, 2004 and is a wholly owned subsidiary of Wireless. Pixiem is in the business of designing, developing, and publishing wireless mobile games for deployment on mobile phones in conjunction with mobile phone carriers. Pixiem works with mobile phone carriers to distribute its wireless games and applications.

PIXIEM, INC. - KOREAN SUBSIDIARY OF PIXIEM, INC.

During March 2005, Pixiem, Inc. (Pixiem’s Korean subsidiary) was formed by Pixiem to develop all of its game software.

2.	BUSINESS ACQUISITIONS AND MATERIAL EVENTS

ACQUISITION OF PIXIEM INC.

On May 11, 2005, the Company (through Wireless) acquired all of the outstanding capital stock of Pixiem in exchange for an aggregate of 3,000,000 shares of the Company’s common stock pursuant to agreements entered into in March 2005. These shares were valued at $1.8 million, representing their fair market value based upon the closing sale price per share of the Company’s common stock for the trading day immediately preceding the closing date of the acquisition. At that date, Pixiem was indebted to the Company in the amount of $551,500 as a result of loans made pursuant to a loan agreement entered into contemporaneously with the execution of the Pixiem acquisition agreement. Such outstanding loan amount has been accounted for as a portion of the Pixiem purchase price.

The accompanying notes are an integral part
of the condensed consolidated financial statements.

The Company incurred direct costs of approximately $50,000 related to the Pixiem acquisition.

The acquisition of Pixiem will give us immediate access to key technologies, applications and content development capability for the pursuit of growth opportunities in the wireless entertainment game market worldwide. We also believe that the acquisition of Pixiem may offer us an opportunity to develop lottery-related wireless games for introduction in China. Pixiem also represents for us a step toward the development, sales and distribution of a broad line of wireless games for a number of regional markets and potentially worldwide markets.

The total purchase price for Pixiem, which consisted of the value of the stock ($1,800,000); assumption of our pre-acquisition debt to Pixiem, net of cash ($534,873); and our assumption of trade liabilities ($162,973), was $2,497,846.

In accordance with the purchase method of accounting, the results of Pixiem and the estimated fair market values of the assets and liabilities have been included in the consolidated financial statements from the date of acquisition (May 11, 2005).

The purchase price for Pixiem was allocated to assets acquired and liabilities assumed. The estimated fair value of the tangible assets acquired and liabilities assumed approximated the historical cost basis. The excess of the purchase price over the fair value of the tangible assets was allocated to goodwill and intangibles, based on their estimated fair values determined by management with the assistance of a third-party appraiser, as follows:

Customer relationships	$820,000
Developed technology	424,955
Goodwill	812,855

Total intangible assets acquired	2,057,810

Total tangible assets acquired	440,036

Total fair market value of assets acquired	$2,497,846

Goodwill is comprised of the residual amount of the purchase price over the fair value of acquired tangible and intangible assets. We believe that there is goodwill value in Pixiem principally because the customer relationships in combination with the existing technology are more valuable together than separately. Pixiem has developed some reputation beyond its existing customers and the “work-force-in-place” value for having Pixiem’s employees been identified and hired.

The accompanying notes are an integral part
of the condensed consolidated financial statements.

If the operating results of Pixiem had been included since the beginning of the nine-month period ended September 30, 2005, the pro forma revenues, net loss, and net loss per share would have been as follows:

	Pixiem Jan. 1 - May 10, 2005	Win Win Gaming Jan. 1 - September 30, 2005	Total
Revenues	$43,081	$111,971	$155,052
Net loss	$257,126	$5,285,267	$5,542,393
Net loss per share - basic and diluted			$(.11)
Shares used for computing net loss per share			50,189,863

BIJOU STUDIOS, INC. ASSET PURCHASE

On July 5, 2005, the Company entered into an asset purchase agreement with Bijou Studios, Inc., pursuant to which Bijou agreed to sell to the Company all of its rights to software (called ClanPass Tournament System) described below, for an aggregate purchase price of $400,000, of which $185,000 is payable in shares of Company common stock. The purchase price is payable in installments as follows: (i) $10,000 in cash was paid upon execution of the acquisition agreement, (ii) $15,000 in cash was paid prior to the closing date October 13, 2005, (iii) $35,000 in cash was paid subsequent to the closing date. (iv) $50,000 is due, (v) $65,000 in cash is payable 30 days following the closing date, (vi) $50,000 in cash is payable 60 days following the closing, and (vii) $185,000 in restricted stock was issued on the closing date October 13, 2005.

The value of the stock portion of the purchase price was determined by reference to the market price of Company common stock on the last trading date prior to the execution of the agreement (i.e., July 1, 2005). On such date, Company common stock closed at $0.78; therefore, the Company was obligated, and we issued 237,179 shares of Company’s restricted common stock to Bijou.

The assets being acquired by the Company consist of rights to game software applications known as the ClanPass Tournament System. The ClanPass Tournament System consists of a suite of virtual servers that enable full interaction between players, including chat, messaging, instant challenges, the creation of game server networks, and the designing of tournament templates. ClanPass also provides the ability to integrate third-party game servers to create and manage tournament-related transactions such as statistics, ranking, full player reports, year-to-date summaries, prize-enabling, and similar functions.

The accompanying notes are an integral part
of the condensed consolidated financial statements.

SHANGHAI E-BEAR DIGITAL MOBILE SOFTWARE, INC. LOAN AGREEMENT

In July 2005, we entered into a loan agreement, pending our proposed acquisition of Shanghai E-Bear Digital Mobile Software Inc. (“E-Bear”) E-Bear is an early-stage mobile game development studio located in Shanghai. E-Bear has developed and produced 50 mobile games in China and currently generates limited revenue from 24 of these titles in China. E-Bear has recently commenced marketing certain of its games in Taiwan, Singapore, Philippines, and South Korea. Unlike Pixiem, E-Bear’s games are designed specifically for, and marketed only to, customers in Asian markets, and we intend to maintain this focus and manage its operations accordingly if we proceed, as currently planned, with the acquisition. The agreement provides that the loan amount shall not exceed approximately $3,000 per month up to a maximum of six months. The loan may be used only for the daily operation of E-Bear and provides that if both parties do not enter into an acquisition agreement within 60 days, then we may call or terminate the loan. The loan is unsecured and non-interest bearing with a term of 60 days. At September 30, 2005 the loan balance was approximately $6,000. This amount was included in other current assets at September 30, 2005. If our acquisition of E-Bear receives the required statutory approval from the Chinese government, the loan will be treated as part of the purchase price and will be eliminated in consolidation. We estimate that the purchase price of the acquisition, exclusive of the outstanding loan amount to us on the closing date will be approximately $300,000, payable equally in cash and stock.

SLAM DUNK COOPERATION CONTRACT

On September 21, 2005, our wholly owned subsidiary Win Win Shanghai, entered into a Cooperation Contract (the “SD II Contract”) with the Shanghai Welfare Lottery Issuing Center ("SWLIC"). Pursuant to the SD II Contract, the SWLIC retained WinWin Shanghai to design, market and otherwise promote the sale of a second generation of instant scratch off lottery tickets in Shanghai, using the Company’s “Slam Dunk” brand and trademark (the "SD II Tickets"). In consideration of WinWin Shanghai's services under the Agreement, WinWin Shanghai will receive 1.65% of the gross revenues of the sale of the SD II Tickets that are sold or distributed throughout Shanghai. We expect to also derive revenue from second chance games played through an IVR system. We expect our revenue margins from the second chance games to be approximately 35-40% of the total IVR revenue. (See MD&A Overview Section)

WinWin Shanghai is obligated to propose a variety of SD II Tickets to the SWLIC, which will ultimately select the design of the tickets to be used in the lottery. The new second generation Slam Dunk lottery is expected to launch by 2006. SWLIC indicated in the Agreement that it expects to have over 2,000 sales outlets for distribution of the SD II Tickets by 2006. SWLIC reserves the right to sell other instant lottery tickets designed and issued by the China Welfare Lottery Issuing Center.

We had decided to terminate our first Slam Dunk lottery game in Shanghai in July 2005 and focus on developing our new SD II games for deployment in Shanghai and potentially in other provinces in the China market.

PAYBYTOUCH JOINT VENTURE

On September 30, 2005, we entered into a Joint Venture Agreement (the "Joint Venture Agreement") with Solidus Networks, Inc., d/b/a PayByTouch Solutions ("PBT") pursuant to which PBT loaned us one million dollars ($1,000,000) (the "Loan"). The Loan was secured by a pledge to PBT of a security interest in all of our assets (the “Security Agreement”), as well as a Promissory Note in favor of PBT evidencing the Loan (the "Note"). We were obligated under the Joint Venture Agreement to repay the Loan in full on October 14, 2005, at an interest rate of fifteen percent (15%) on all outstanding principal and at a rate of seventeen percent (17%) after default.

The accompanying notes are an integral part
of the condensed consolidated financial statements.

In addition, for a period of at least ninety (90) days, ending December 31, 2006 (the "Cooperation Term"), we will provide PBT with: (a) reasonable selling support to assist in driving PBT's biometric authentication and payment solutions into the Chinese Video Lottery Terminal (“VLT”) solution that is being prepared by local Chinese parties and potentially by us in the future, for rollout across China; (b) potential networking contacts in China for the purpose of promoting PBT solutions into other applications beyond VLTs; (c) support from our legal counsel for tactical and strategic guidance on PBT’s entry of its biometric technology into China; and (d) physical and logistical support for PBT's entry into China.

On October 14, 2005 we and PBT executed an amendment to the Note, extending the repayment date by ten (10) days to October 24, 2005, and on October 21, 2005, we and PBT executed a second amendment to the Note, extending the repayment date by an additional ten (10) days to November 3, 2005. On November 3, 2005, we executed a third amendment, extending the repayment date by an additional ten (10) days to November 13, 2005.The principal due on this $1,000,000 note is shown under the caption “Note Payable”.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and all its subsidiaries. The Company’s operating subsidiary in China is Win Win Consulting (Shanghai) Co. Ltd. (“Win Win Shanghai”). All material intercompany accounts and transactions have been eliminated in consolidation.

CAPITAL RESOURCES AND GOING CONCERN ISSUES

Our future operations are subject to all of the risks inherent in the establishment of a new business enterprise.

Operations to date have been primarily financed by debt and equity transactions. Implementation of our business acquisition and growth strategies has increased our need for working capital. As a result, future operations will continue to be dependent upon the successful completion of additional equity financing and the timing and terms thereof, as well as the support of our principal stockholders.

The accompanying notes are an integral part
of the condensed consolidated financial statements.

We believe that our present working capital will not be sufficient to sustain our current business operations due to our current level of overhead expenses, which has increased with a view to our contemplated growth. We will need cash from the sale of additional shares of our common stock, or other types of financing to meet our present working capital needs.

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

CONTROL BY PRINCIPAL STOCKHOLDERS

The directors, executive officers and their affiliates or related parties, own beneficially and in the aggregate, approximately 40% of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly and with other stockholders, could have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets or business.

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

SIGNIFICANT ESTIMATES

Several areas require management's estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates are related to accrued expenses, the valuation of intangible assets, the valuation of contingent liabilities, and the valuation of the stock warrants and options issued and outstanding.

The accompanying notes are an integral part
of the condensed consolidated financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amounts of financial assets and liabilities at September 30, 2005 approximate the fair value based on the Company's incremental borrowing rate or due to the relatively short period of time between origination of the instruments and their expected realization.

REVENUE RECOGNITION

We recognize revenues in accordance with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 1-4 “Revenue Recognition.” For our lottery operations, we recognize our consulting revenues, which are derived principally from the sale of lottery tickets, when we receive final lottery sales data from the China Government Welfare Lottery Bureaus. For our wireless operations, we recognize revenues principally from the sale or subscription of our games to wireless subscribers. The wireless carriers and their agents are responsible for billing, collecting, and remitting to us our fees. The wireless carriers generally report the final sales data to us within 10 to 45 days following the end of each month. When final sales data is not available in a timely manner for reporting purposes, we estimate our revenues based on available sales data and historical trends. To date, instances requiring estimates have not been significant. We will record differences between estimated revenues and actual revenues in the next reporting period once the actual amounts are determined.

SOFTWARE DEVELOPMENT COSTS

We account for our software development costs in accordance with Statement of Financial Accounting Standard No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.” Under SFAS No. 86, we expense software development costs as incurred until we determine that the software is technologically feasible. Generally, to establish whether the software is technologically feasible, we require the product to utilize a proven game engine that has been successfully deployed in a previous product. We assess its detailed program designs to verify that the working model of the game engine has been tested against the product design. Once we determine that the entertainment software is technologically feasible and we have a basis for estimating the recoverability of the development costs from future cash flows, we capitalize the remaining software development costs until the software product is released.

Once the Company releases a software title, it commences amortizing the related capitalized software development costs. The Company records amortization expense as a component of cost of sales. The Company calculates the amortization of a software title’s capitalized software development costs using two different methods, and then amortizes the greater of the two amounts. Under the first method, the Company divides the current period gross revenue for the released title by the total of current period gross revenue and anticipated future gross revenue for the title and then multiplies the result by the title’s total capitalized software development costs. Under the second method, the Company divides the title’s total capitalized costs by the number of periods in the title’s estimated economic life up to a maximum of twelve months. Differences between the Company’s actual gross revenues and what it projected may result in adjustments in the timing of amortization. If we deem a title’s capitalized software development costs unrecoverable based on our expected future gross revenue and corresponding cash flows, we write off the costs and record the charge to development expense or cost of revenue, as appropriate. For the period ended September 30, 2005, total capitalized software development costs that were purchased and then deemed unrecoverable by management totaled $96,249, which was included in the Statement of Operations under the caption, “Loss on Asset Disposals.”

The accompanying notes are an integral part
of the condensed consolidated financial statements.

Research and development costs associated with the creation of computer software (game platforms) prior to reaching technological feasibility are expensed as incurred, except for related computer equipment expenditures for personal computers and other hardware components, which are capitalized and depreciated over their useful lives.

CONCENTRATION OF CREDIT RISK

Cash in bank accounts is at risk to the extent that it exceeds Federal Deposit Insurance Corporation insured amounts. Substantially all cash is deposited in one prominent U.S. bank.

RESTRICTED CASH/DEPOSITS - STOCK PURCHASES

This cash was received from investors and a corresponding liability was recorded, prior to us receiving a signed stock subscription agreement from them. This equity was raised under our September 2005 Private Placement (refer to note 7). Subsequent to September 30, 2005 we received the signed subscription agreements from all these investors.

FOREIGN CURRENCY TRANSLATION AND RESTRICTIONS

The functional currency for each foreign subsidiary in 2005 and 2004 was the local currency of the foreign subsidiary. Foreign currency translation and transaction gains or losses were not material in 2005 and 2004. At September 30, 2005 our cash balance in China banks was $72,388.

STOCK OPTION PLANS

The Company has discussed in prior filings details regarding the Company’s 2003 Stock Option Plan, as amended. There were 6,314,445 stock options outstanding at September 30, 2005 under the 2003 Stock Option Plan (refer to note 6 for new options issued this quarter). The options have an average exercise price of $0.61, with an average term of five years after the date of grant.

The accompanying notes are an integral part
of the condensed consolidated financial statements.

The proforma information at September 30, 2005, giving effect to the stock options issued in 2005 and not forfeited, as follows:

	Nine Months Ended September 30,
	2005	2004

Net loss	$(5,285,267)	$(3,949,221)

Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(20,911)	—

Proforma net loss	$(5,306,178)	$(3,949,221)

Net loss per share:
Basic and diluted - as reported	$(0.11)	$(0.11)

Basic and diluted - proforma	$(0.11)	$(0.11)

SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information," requires use of the "management approach" model for segment reporting. Under this model, segment reporting is consistent with the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”.  SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS 153 is not expected to have a material impact on our results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments (revised 2004).” This statement eliminates the option to apply the intrinsic value measurement provisions of APB Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to stock compensation awards issued to employees. Rather, the Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). In March 2005, the SEC staff expressed their views with respect to SFAS No. 123R in Staff Accounting Bulletin No. 107, “Share-Based Payment,” (SAB 107). SAB 107 provides guidance on valuing options. SFAS 123R will be effective for our fiscal year beginning January 1, 2006. We are currently evaluating the impact of the adoption of this statement on our financial statements.

The accompanying notes are an integral part
of the condensed consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (FIN 47). FIN 47 is an interpretation of SFAS No. 143, “Asset Retirement Obligations,” which was issued in June 2001. FIN 47 was issued to address diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than December 31, 2005 for our company. The Company is currently evaluating the impact of the adoption of FIN 47 on its financial statements.

4.	LOSS PER SHARE

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

Common stock equivalents, including stock warrants to purchase an aggregate of 7,891,181 shares at September 30, 2005, are not included in the diluted loss per share for the nine months ended September 30, 2005 and 2004, as they are antidilutive. The warrants are generally exercisable 3-5 years from the issuance date at exercise prices ranging from $0.25 to $0.75 per share. Substantially all of the warrants expire on December 31, 2008. There is no material difference between the net loss and comprehensive loss for the nine-month periods ended September 30, 2005 and 2004.

The accompanying notes are an integral part
of the condensed consolidated financial statements.

5.	INTANGIBLE ASSETS

A portion of the acquisition costs of Pixiem has been allocated to intangible assets. Such allocation was made on the basis of their appraised value. The following table summarizes the lives and carrying values of the Company’s acquired intangible assets by category, at September 30, 2005:

	Life	Gross Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3	$820,000	$102,501	$717,499
Developed technology	2	424,955	16,716	408,239
Goodwill and Other		851,227	—	851,227
Total		$2,096,182	$119,217	$1,976,965

Amortization expense for intangible assets was $119,217 for the nine months ended September 30, 2005.

We account for goodwill and intangible assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value may be impaired), and (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill. We will test for the impairment of goodwill at the end of our year, December 31, 2005.

6.	RELATED PARTY STOCK TRANSACTIONS

On April 1, 2005, the Company issued 350,000 shares of Company common stock to two officers, as payment for services that were rendered to the Company with compensation expense recorded in 2004. Such shares are “restricted securities” within the meaning of the Securities Act of 1933 (the “1933 Act”).

On June 13,2005 and August 12, 2005, the Company issued to two new officers 250,000 shares of restricted common stock and 1,400,000 qualified stock options vesting over a three-year period, as compensation for taking executive positions with the Company. On October 3, 2005, one officer resigned and 650,000 of his qualified stock options were forfeited.

On August 30, 2005, one officer exercised his 750,000 non-qualified stock options (cashless exercise feature) and received 357,558 shares of restricted common stock, which was valued at $.86 per share on the exercise date.

The accompanying notes are an integral part
of the condensed consolidated financial statements.

7.	OTHER STOCK AND WARRANT TRANSACTIONS

The total number of shares of capital stock authorized to be issued by the Company is 300,000,000 shares of Common Stock, $.01 par value. Each share of capital stock entitles the holder thereof to one vote at each meeting of the stockholders of the Company.

PRIVATE PLACEMENT

February 2005 Private Placement

In February 2005, the Company commenced a private placement of shares of Company common stock at a price of $.50 per share, pursuant to a Securities Purchase Agreement (the “SPA”), dated February 25, 2005, with the Van Wagoner Private Opportunities Fund L.P. (the “Initial Investor”), as amended.

On May 9, 2005, May 31, 2005, June 2, 2005 and June 3, 2005, the Company issued, to the Initial Investor and two individual investors (the “Subsequent Investors” and together with the Initial Investor, the “Investors”) an aggregate of (i) 2,900,000 shares of its Common Stock (the “Shares”) and (ii) warrants exercisable for five years to purchase shares of the Company's Common Stock in an amount equal to three percent (3%) of the Shares purchased from the Company for each month that a Trigger Event exists at an exercise price equal to $0.50 per share (the “Warrants”). A Trigger Event is defined as the inability of the holder of the Warrant to sell any Shares or shares underlying the Warrant because of the lack of an effective registration statement covering the resale of such Shares. The aggregate offering price for the Shares and Warrants was $1,450,000.

During the period from June 13, 2005 through August 12, 2005, the Company issued to a second group of 22 accredited Subsequent Investors an aggregate of (i) 7,240,000 Shares and Warrants with a Trigger Event defined as the inability of the holder of the Warrant to sell any Shares or shares underlying the Warrant because of the lack of an effective registration statement covering the resale of such Shares after August 31, 2005. The aggregate offering price for the Shares and Warrants was $3,620,000.

As of September 30, 2005, an aggregate of 10,140,000 shares had been sold (of which 6,000,000 shares were purchased by a single institutional investor), resulting in gross proceeds to the Company of $5,070,000. All of such shares are “restricted securities” within the meaning of the 1933 Act. As a consequence, the investors demanded and were granted certain registration rights which obligate the Company to register such shares under the 1933 Act. We are obligated to pay all expenses of such registration process and granted customary indemnity and contribution rights with respect thereto.
The accompanying notes are an integral part
of the condensed consolidated financial statements.

The Company has not met its obligation to register the securities issued in the private placement. Accordingly, a Trigger Event has occurred. For each full month (and prorated for any partial month) during which a Trigger Event occurs or shall continue, the investors are entitled to receive warrants to purchase additional shares equal to 3% of the shares purchased in the private placement, at an exercise price of $.50 per share, subject to possible downward adjustment. Accordingly, based on the 10,140,000 shares sold in the private placement, warrants to purchase an additional 304,200 shares of our common stock would be issuable for each full month in which a Trigger Event occurs or shall continue. All such warrants benefit from a “full-ratchet” anti-dilution feature that requires us to reduce the exercise price of the warrants to the lowest price at which the Company sells its common stock (or is deemed to have sold its common stock as a result of the issuance of any option or other right to purchase shares or any convertible security) after February 25, 2005. Such anti-dilution feature does not apply to the issuance of common stock to (i) our officers, directors, employees and consultants pursuant to stock grants, option plans or similar programs; or (ii) in connection with the exercise or conversion of any such options or other rights to purchase shares or convertible securities that were outstanding on February 25, 2005. The warrants are exercisable immediately upon grant, contain a cashless exercise provision and expire on February 25, 2010. The Company is also obligated to register the shares underlying all such warrants. When issued, the fair market value of the warrants will be recorded as costs of the issuance of our common stock.

To date, we have not filed the requisite registration statement, however, we expect to file this registration statement in 2006. As a consequence, we have sought an extension of our registration obligation. Assuming that our extension request is not granted, in view of the time required to prepare and file a registration statement and to conclude the registration process, warrants to purchase a substantial number of additional shares (as noted, 304,200 shares for each full month during which a “Trigger Event” occurs or shall continue) are subject to issuance.

September 2005 Private Placement

On September 9, 2005 the Company offered up to an additional 30,000,000 shares of Company common stock to accredited investors at a price of $0.50 per share. The Company anticipates that the net proceeds from this offering will be sufficient to fund Company operations through at least December 2006 in the event of the maximum offering.

As of September 30, 2005, an aggregate of 786,000 shares had been sold, resulting in gross proceeds to the Company of $393,000. All of such shares are “restricted securities” within the meaning of the 1933 Act.

Subsequent to September 30, 2005 and up to November 1, 2005, we sold an aggregate of 2,230,000 shares of restricted securities, resulting in gross proceeds to the Company of $1,115,000.
The accompanying notes are an integral part
of the condensed consolidated financial statements.

OTHER STOCK TRANSACTIONS

During the nine-month period ended September 30, 2005, 24,704 shares of our common stock were issued to consultants for services rendered to us, and an additional 118,535 shares were issued in connection with the retirement of an aggregate of $71,017 of debt. All of such shares are “restricted securities” within the meaning of the 1933 Act. In addition, we recorded the vesting of 800,000 warrants to two Advisory Board Members (warrants were issued in 2002) with a remaining two year term and exercise price of $0.50. The warrants were valued using the Black-Sholes valuation method which resulted in a charge to consulting expense and an increase to Additional Paid-in Capital of $486,274.

8.	COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

We reported in our last quarterly report on Form 10-QSB for the period ending June 30, 2005, that David Coulter, former Chief Executive Officer and majority stockholder of Junum, Inc., had filed several civil actions against us and others in the Superior Court of the State of California for the County of Los Angeles (Central District), and in the County of Orange, California seeking more than $3 million in damages and other relief. The claims filed in Orange County originally alleged unauthorized removal from the board of directors and breach of fiduciary duty, and the claims filed in LA County alleged a breach of an employment contract, labor code violations, breach of a covenant of good faith and fair dealing, breach of a $1 million promissory note, and intentional and negligent interference with prospective business and economic advantage. The Company filed counter-claims against Mr. Coulter for breach of fiduciary responsibilities and conversion, for which it is seeking damages. The original Orange County complaint became moot as a result of action taken by the Company’s shareholders. The LA County complaints were consolidated into one action and Mr. Coulter subsequently filed an amended complaint alleging only a breach of an employment contract, conversion, imposition of a constructive trust and labor code violations, seeking alleged damages in excess of $6.5 million.

On June 24, 2005, the LA County Superior Court entered an order denying Mr. Coulter’s Motion for Summary Adjudication of his causes of action for alleged breach of contract, labor code violations and penalties, through which he had sought more than $1.8 million in damages. The Court found that there were numerous triable issues of material fact, including whether Mr. Coulter’s unsigned written employment agreement was valid, the terms of such alleged agreement, and, even if valid, whether the Company had any remaining responsibilities thereunder.

On September 15, 2005 the consolidated case was transferred to the Orange County Superior Court by stipulation of the parties. The Company presently believes that the ultimate settlement of this case will not be material to our financial condition.
The accompanying notes are an integral part
of the condensed consolidated financial statements.

We accrue legal costs for contingencies in the period the costs are incurred.

OPERATING LEASES

On July 8, 2005, Pixiem entered into a non-cancelable operating lease for office space in Edgewater, New Jersey commencing August 1, 2005. The non-cancelable operating lease provides for minimum monthly rents of $5,500 through December 2005, and $6,000 from January 1, 2006 to August 1, 2006, with a total minimum lease commitment for the term of the lease of $213,500.

CHINA LEASE

On August 1, 2005, Win Win Consulting (Shanghai) entered into a six-year Commercial Lease Agreement with Zhang Zhihong/Zhao Jian to lease approximately 1,236 square meters (4,056 square feet) of office space at the rate of approximately $89,000 per year for the term of the lease. This lease is subject to certain conditional payment escalations during the lease term.

ESPN CONTRACT

On September 23, 2005, Pixiem entered into a co-publishing three-year Licensing Agreement with ESPN Enterprises, Inc. (“ESPN”) pursuant to which both companies may distribute ESPN Mobile X Games.

During the term of this Licensing Agreement, Pixiem has agreed to pay a minimum royalty to ESPN of $350,000 during the first year, $550,000 during the second year, and $750,000 during the third year.

Pixiem has also agreed to spend 20% of the net revenues from the X Game titles per year, to market and promote the games distributed pursuant to this Licensing Agreement.

9.	INCOME TAXES

Temporary differences and carryforwards give rise to deferred tax assets and liabilities. The principal components of the deferred income tax assets relate to net operating loss carryforwards. At September 30, 2005, Pixiem had Federal net operating loss carryforwards of approximately $1,022,600. The net operating loss carryforwards expire at various dates through 2025, and because of the uncertainty in our ability to utilize the net operating loss carryforwards, a full valuation allowance of approximately $409,000 has been provided on those deferred income tax assets at September 30, 2005.

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

10.	SEGMENT REPORTING

For the nine months ended September 30, 2005, we had two reportable segments consisting of mobile games, reflecting the sale and distribution of mobile games by Pixiem (May 11, 2005 to September 30, 2005) and lottery activities in the Peoples Republic of China (“China”). The Company presently evaluates performance based on revenue, and operating profit (loss) before income taxes. The following is information for our reportable segments for the nine-month period ended September 30, 2005:

	Mobile Games	Lottery	Corporate	Total
Revenue	$109,678	$2,293	$—	$111,971
Loss from operations	$(1,053,845)	$(944,979)	$(3,286,443)	$(5,285,267)

The accompanying notes are an integral part
of the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among others, the risk factors described below:

•	our potential inability to raise additional capital;

•	our potential inability to obtain the right to develop lottery programs in our target markets or to exploit the rights currently held by us;

•	our potential inability to compete with other lottery companies that may be more experienced and better capitalized than the Company;

•	changes in domestic and foreign laws, regulations and taxes;

•	changes in economic conditions;

•	uncertainties and risks related to the legal systems and economics in our target markets, including China's legal system and economic, political and social events in China and other target markets;

•	fluctuations in currency exchange rates;

•	the effects of any applicable currency restrictions, including any restrictions on the repatriation of funds back to the United States;

•	a general economic downturn or a downturn in the securities markets;

•	Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks;" and

•	other risks and uncertainties.

Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated, or expected.

When used in this report, the terms "Company", "we", "our" and "us" refer to WinWin Gaming, Inc. and its consolidated subsidiaries, including the Lottery Company, Win Win Shanghai, and Pixiem. Also, we have assumed a conversion rate of $1 to approximately 0.12 Chinese Yuan Renminbi ("RMB") throughout this quarterly report in all instances where such currency conversion is required. In 1994, the People’s Republic of China (“China”) fixed the exchange rate for the Renminbi (also called the Yuan) at 8.28 to the dollar. U.S. groups have argued that the fixing of the exchange rate makes China’s exports to the U.S. cheaper, and U.S. exports to China more expensive, thus greatly contributing to China’s trade surplus with the U.S. In July 2005, China changed its position so as to permit the Renminbi to fluctuate with a basket of currencies. Immediately, the new Renminbi rate revalued the currency by 2.1%, to 8.11 to the dollar. Because a substantial amount of our future business is in China, the floating currency could result in significant fluctuations in our revenue and costs, which could have a material effect on our business in the future.

Overview

Company Background

We develop proprietary game content for, and offer a variety of services to, government lottery agencies and wireless service providers. Currently, the focus of our lottery activities (lottery game content and services) is on the lottery market in China. We have concentrated on the content-oriented instant games segment, and have created a suite of instant lottery games to be marketed in China under our Slam Dunk brand.

We entered our two business segments, lottery game content and services, and mobile games and wireless game applications, based on various factors, including the following: (1) our perception of the growth opportunities provided by each, particularly in our targeted markets; (2) our assessment of the business and technical capabilities of our management, professional staff and advisors; and (3) the potential synergies that we recognized between the two.

Lottery Operations

Since the inception of the Lottery Subsidiary on May 10, 2002, we have sought out opportunities in the worldwide lottery industry. In December, 2003, we entered into an agreement with the Shanghai Welfare Lottery Issuing Center, or SWLIC, which operates the Shanghai Welfare Lottery, or SWL, to develop the first of our instant ticket games utilizing our Slam Dunk brand for SWLIC which was launched during July 2004, with a 50% payback to the winning players of the lottery. Our SWL-derived revenue was below our initial expectations and we terminated our lottery sales during July 2005 and waited for the Chinese government to approve a 65% payback percentage to the winning players of the instant ticket lottery, to then negotiate a new contract with SWLIC. As mentioned below, we negotiated a new contract with SWL, after the 65% payback percentage to the winning players of the lottery, was approved.

On September 21, 2005, we entered into a new cooperation contract with the SWLIC that we refer to as our SD II Contract. Under the SD II Contract, we have additional revenue opportunities over our initial contract with the SWLIC. Our percentage of gross lottery sales has remained the same at 1.65%, however, we are now able to derive additional revenue from a “second chance game” printed on the same lottery ticket. Our second chance game will work with players scratching off the second chance games on the tickets purchased and playing these second chance games by calling in (Toll Call) to an Interactive Voice Response (“IVR”) system maintained by a telephone carrier in China. We will develop the second chance games to be played with the IVR system. We expect that our revenue margins from the second chance games to be approximately 35%-40% of the total IVR revenue.We are optimistic that under the SD II Contract, we will be able to achieve higher sales volumes and generate increased revenues.

We are currently focusing all of our lottery efforts on launching a suite of new instant ticket games for potential deployment in Shanghai and other provinces in the China market. We are still in the development stage but we currently believe that China is still an important market for us and that our opportunities in Shanghai, and elsewhere in China will ultimately become profitable.

 Wireless Game Operations

In May 2005, we entered this business segment through our acquisition of Pixiem, which is engaged in the development and publication of mobile game content for the wireless entertainment game market. We believe that the demand for mobile entertainment is accelerating, and the acquisition of Pixiem will give us immediate access to key technologies, applications, and content development capability for the pursuit of growth opportunities in the wireless entertainment game market worldwide. We also believe that the acquisition of Pixiem may offer us an opportunity to develop lottery-related wireless games for introduction in China. Pixiem also represents for us a step toward the development, sales, and distribution of a broad line of wireless games for a number of regional markets, and potentially worldwide markets.

At the time we acquired Pixiem, its business consisted primarily of the distribution of third-party-produced game content, for which Pixiem received commission revenue. Pixiem discontinued its distribution of these third party-produced games on August 1, 2005. Through our funding to Pixiem starting in March 2005, the business model has changed, and we expect to see revenue growth in the future because we are now focused on the development, publishing, and distribution of our own proprietary lines of games pursuant to licenses or other arrangements obtained from prominent sources such as the All England Lawn and Tennis Club, which provided the license for Pixiem's newly-launched 2005 Wimbledon game; ESPN; Jeanette Lee, a world renowned professional pool player; and others. On June 23, 2005, Pixiem launched its Wimbledon mobile game, which generated approximately $95,000 in revenue for us through September 30, 2005.

On September 23, 2005, Pixiem entered into a Co-Publishing Licensing Agreement with ESPN, the popular entertainment and sports network. Under the terms of the agreement with ESPN, both Pixiem and ESPN are distributing the ESPN Mobile X Games developed by Pixiem, through mobile operators worldwide. Pixiem and ESPN share royalties generated from sales of the games and Pixiem is required to pay specified minimum royalty amounts to ESPN during the term of the agreement. Pixiem is also required to spend specified amounts on marketing and promotion of the games.

Customers interested in our wireless games will be able to purchase those games through services provided by most major wireless carriers, and will be charged either a one-time or monthly fee for the application, which will appear on their mobile phone bill. The wireless carrier will collect the fee, retain a certain percentage, and remit the remaining balance to us. Our prices will vary by type of game, mobile phone model, and the carrier.

The primary growth factor for our mobile game business is the number of mobile phones that at any time are in use that have the capability of downloading our games, which is continuing to grow rapidly and we expect will continue to do so. To date, we utilize BREW and Java as the primary application for our games.

Financial Condition

As you will note in reviewing our financial statements this quarter and the following discussion of “Liquidity and Capital Resources”, “Results of Operations”, and “Risk Factors”, one principal factor that has impacted our current ability to develop and expand our business segments has been a lack of working capital. From our recent sales of restricted stock from our private placements, we have been able to pay our ongoing recurring expenses through the present, on a timely basis. Our current debt financing ($1,000,000 note payable as shown on the Balance Sheet at September 30, 2005) has repayment terms that are on a short-term basis. We will continue our efforts to raise capital from private placement transactions in debt and equity with accredited investors to improve our working capital position for the next quarter and for future periods.

Implementation of Our Updated Business Plans

In evaluating the financial condition and operating performance of our lottery and wireless game operations, we began an initiative to critically reassess our current and long-term business plans and capital requirements. Our business plans are dynamic, and we are implementing some of the critical components.

We took steps to implement our multi-phased business plan for wireless games and the potential future wireless lottery market in China with the acquisition of Pixiem and E-Bear. We believe there is a significant future opportunity for us to generate revenues in China through wireless lottery and other games, and we believe this opportunity will extend into other countries. We are now developing and expect to launch before 2006 our second chance games. These games will be played using an IVR system, as mentioned above. We expect that our revenue margins from the second chance games to be approximately 35%-40% of the total IVR revenue. We entered into an agreement in September 2005 to acquire E-Bear, a mobile game developer and content provider in the China market, which currently has 24 published games. The acquisition of this equity interest, as with other acquisitions in China, is subject to certain statutory governmental approvals, which we are in the process of obtaining. We anticipate obtaining this governmental approval by 2006. We refocused our operational strategy in 2005 by working to expand our lottery opportunities in the largest lottery market in the world, China; and we commenced discussions with lottery officials in Shanghai and other provinces with large lottery customer bases that do not present the equipment-related obstacles experienced in Shanghai, with a view to commencing the promotion and sales of our next-generation suite of Slam Dunk Lottery Games beyond Shanghai. To support our branding strategy and the promotion of our "Slam Dunk" brand for our suite of instant lottery games, we commenced efforts to protect and expand our intellectual property, including filing of appropriate trademark applications in China.

Acquisitions

Bijou

On July 5, 2005, we entered into an asset purchase agreement with Bijou Studios, Inc., pursuant to which Bijou agreed to sell to us all of its rights to certain assets described below for an aggregate purchase price of $400,000, of which $185,000 is payable in shares of our common stock. The purchase price is payable in installments and is being paid as follows: (i) $10,000 in cash was paid upon execution of the acquisition agreement, (ii) $15,000 in cash was paid prior to the closing date of October 13, 2005, (iii) $35,000 in cash was paid subsequent to the closing date, (iv) $50,000 in cash is due (v) $65,000 in cash is payable 30 days following the closing, (vi) $50,000 in cash is payable 60 days following the closing, and (vii) $185,000 in restricted stock was issued October 13, 2005.

The value of the stock portion of the purchase price was determined by reference to the market price of our common stock on the last trading date prior to the execution of the agreement (i.e., July 1, 2005). On such date, our common stock closed at $0.78; therefore, we were obligated to issue to 237,179 shares of our common stock to Bijou.

The assets being acquired by us consist of rights to game software applications known as the ClanPass Tournament System. The ClanPass Tournament System consists of a suite of virtual servers that enable full interaction between players, including chat, messaging, instant challenges, the creation of game server networks, and the designing of tournament templates. ClanPass also provides the ability to integrate third-party game servers to create and manage tournament-related transactions such as statistics, ranking, full player reports, year-to-date summaries, prize-enabling, and similar functions. ClanPass functions as a complete, end-to-end toolkit for wireless game systems and provides for private labeling opportunities with third-party brands. We expect that this prize enabling technology will also enable us to enter the future wireless lottery market in China.

E-Bear

In July 2005, we entered into a loan agreement, prior to the closing of our acquisition of Shanghai E-Bear Digital Mobile Software Inc ("E-Bear"). We are still awaiting the required mandatory approval to acquire E-Bear from the Chinese Government, but we expect to receive the approval and the closing date to take place before 2006. E-Bear is an early-stage mobile game development studio located in Shanghai. E-Bear has developed and produced 50 mobile games in China and currently generates limited revenue from 24 of these titles in China. E-Bear has recently commenced marketing certain of its games in Taiwan, Singapore, Philippines, and South Korea. Unlike Pixiem, E-Bear’s games are designed specifically for, and marketed only to, customers in Asian markets, and we intend to maintain this focus and manage its operations accordingly if we proceed, as currently planned, with the acquisition. The agreement provides that the loan amount shall not exceed approximately $3,000 per month, non-interest bearing, up to a maximum term of six months. The loan may be used only for the daily operation of E-Bear and provides that if both parties do not enter into an acquisition agreement within 60 days, then we may call or terminate the loan. If our acquisition of E-Bear is completed, the loan will be treated as part of the purchase price and will be eliminated in consolidation. We estimate that the purchase price of the acquisition, exclusive of the pre-acquisition loan amount, will be approximately $300,000, payable equally in stock and cash payable over a certain term.

Results of Operations

Income Statement Items

The following table summarizes the results of our operations during the three months and nine months ended September 30, 2005 and 2004 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal period to the prior fiscal period:

Three Months Ended September 30, 2005 and 2004 (Unaudited)

Line Item	9/30/05	9/30/04	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$68,090	$1,492	$66,598	4,464%

Cost of Sales	$163,001	$—	$163,001	100%

Gross Profit (Loss)	$(94,911)	$1,492	$(96,403)	(6,461)%

Selling, General and Administrative Expenses	$1,645,073	$1,133,239	$511,834	45%
Stock-based Compensation Expense	$705,174	$579,100	$126,074	22%
Other (Income) Expense	$112,448	$1,907	$110,541	5,797%
Total Expenses	$2,462,695	$1,714,246	$748,449	44%
Net Loss	$(2,557,606)	$(1,712,754)	$(844,852)	49%
Earnings (loss) per share of common stock	$(0.04)	$(0.04)	$(0)	0%

Nine Months Ended September 30, 2005 and 2004 (Unaudited)

Line Item	9/30/05	9/30/04	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$111,971	$11,004	$100,967	918%

Cost of Sales	$179,717	$—	$179,717	100%

Gross Profit (Loss)	$(67,746)	$11,004	$(78,750)	-716%

Selling, General and Administrative Expenses	$4,395,738	$2,170,761	$2,224,977	102%
Stock-based Compensation Expense	$716,974	$1,755,350	$(1,038,376)	-59%
Other (Income) Expense	$104,809	$34,114	$70,695	207%
Total Expenses	$5,217,521	$3,960,225	$1,257,296	32%
Net Loss	$(5,285,267)	$(3,949,221)	$(1,336,046)	34%
Earnings (loss) per share of common stock	$(0.11)	$(0.11)	$(0)	0%

Three Months Ended September 30, 2005 and 2004 (Unaudited)

The net increase in revenues was $66,598 due to:

o
The revenues of Pixiem and their wireless game operations. Pixiem’s revenues for the third quarter ending September 30, 2005 were $68,090, bringing the total for the period May 11, 2005 (date of acquisition of Pixiem) to September 30, 2005 to $109,678. We expect Pixiem’s revenues and expenses to increase in future quarters due to the launch and deployment of additional mobile games to the wireless carriers. We also expect Pixiem’s revenues to increase in future quarters due to our games being launched by additional carriers in Europe and other markets.

Cost of Sales increased $163,001 due to:

o
The cost of producing the Pixiem games and the amortization expense recorded for customer relationships and game technology (intangible assets). Our negative gross profit results from this amortization expense recorded. At December 31, 2005 we will evaluate whether we have an impairment of all intangible assets recorded in the Pixiem acquisition.

Selling, General and Administrative Expenses had a net increase $511,834 due primarily to:

o
An increase in expenses for our U.S. operations in the net amount of $171,442. Payroll expense and related fringe benefits, due to the hiring of additional key management and staff, increased $145,008; professional fee expense increased $88,984; travel, business development, and public relations expense increased $105,579; and other corporate overhead expense incurred in establishing our Las Vegas office was $62,263. Offset by a decrease in consulting expense in the amount of $230,392

o	A net decrease in expenses for our China operations of $244, 509 was due to the discontinuance of the Slam Dunk instant lottery games in the third quarter 2005.

o	Expenses relating to Pixiem’s operations increased $584,901 for the third quarter ended September 30, 2005.

Stock Based Compensation Expense had a net increase of $126,074 due to:

o	The hiring of new corporate executives, payment for professional services and warrants that vested to advisory board members.

Other income and expense increased $110,541 due primarily to Pixiem’s net loss on the disposal of game assets which totaled $96,249; Win Win Shanghai recorded a net loss on asset disposal of $22,160. This was offset by a decrease in other income and expenses totaling $7,868.

Nine Months Ended September 30, 2005 and 2004 (Unaudited)

Revenues increased $100,967 due primarily to:

o	The revenue derived from our Pixiem operation of $109,678

o	Offset by a decrease in our lottery revenues due to the termination of our lottery games in Cambodia in 2004. The net decrease in lottery revenues was $8,711

Cost of Sales increased $179,717 due to:

o
The cost of producing the Pixiem games and the amortization expense recorded for customer relationships and game technology (intangible assets). There was no cost of sales for the prior year 9 month period. Our negative gross profit results from the amortization expense recorded. These amortization expenses are recorded on a straight-line basis (greater of straight-line or income forecast method in the case of game technology). We believe that revenue will most likely increase in the future to exceed the straight-line amortization charges.

Selling, General and Administrative Expenses increased $2,224,977 due primarily to:

o
A net increase in expense for our U.S. operations in the amount of $1,070,646.The increase in costs is related to the hiring of additional staff and the establishment of our U.S. corporate offices, business development and travel expenses, and professional fees. Some individual expense components for increase in costs for the nine-month period are as follows:

o	Payroll expenses and related fringe benefits increased $319,809 due to the hiring of additional key management and staff

o	Professional fee expense increased $233,324 due to the acquisitions of Pixiem, Ebear and Clanpass

o	Travel, business development, and public relations expense increased $284,780

o	Other Corporate overhead increased $364,315

o	The above expenses were offset by a decrease in consulting expense of $131,582

o
A net increase in expenses for our China operations of $324,511 was primarily due to the production and broadcast of our TV game show (now discontinued), which was marketing our “Slam Dunk” lottery game in Shanghai; the development of our new suite of lottery games; and costs to terminate our existing lottery game with the SWLIC, pending our contemplated introduction of a new suite of Slam Dunk instant games; and to initiate our intended expansion of our lottery activities into additional provinces in China.

o	Expenses relating to our Pixiem operations totaled $829,820 from the date of acquisition May 11, 2005.

Stock Based Compensation Expense:

o	Decreased $1,038,376 due to the hiring of a new corporate executive in 2004 which was related to the issuance of 1,500,000 shares of stock valued at $1,125,000,

Other income and expense increased by $70,695 due primarily to:

Loss on disposal of assets totaled $118,409 as described above for the three-month comparison. This was offset by a decrease in other income and expenses totaling $47,714.

Balance Sheet Items

We had total current assets of $1,977,455 as of September 30, 2005, of which $1,627,779 was cash (including restricted cash of $350,000). Our total assets as of September 30, 2005 were $5,131,041. We had total current liabilities of $2,323,535 as of September 30, 2005. Our total stockholders' equity as of September 30, 2005 was $2,807,506.

Changes in our balance sheet items reflect, among other things, (i) the inclusion of the assets and liabilities of Pixiem; and (ii) the addition to our cash from our sale of common stock, net of amounts expended for our operations and loan to Pixiem.

Cash Flows

We used $4,207,474 in cash from our operating activities during the nine-month period ended September 30, 2005 as compared to $2,099,603 used in the prior year. The difference of $2,107,871 or a 103% increase, is attributable to the following factors:

•
Expenses relating to being in the development stage with respect to the establishment of operations in China, including expenses attributed to the introduction, promotion and validation of our Slam Dunk instant lottery game in Shanghai;

•	Increased overhead expenses attributable to our new Las Vegas offices and the addition of key management and staff; and

•	Additional expenses related to our costs for our Pixiem operations.

We used $1,312,547 in cash from our investing activities during the nine-month period ended September 30, 2005 as compared to $224,779 used in the prior year. This increase is due primarily to the purchase and development of mobile games for Pixiem and for property and equipment for our new offices for Pixiem and Win Win Shanghai in 2005.

We received $6,471,000 from financing activities during the nine-month period ended September 30, 2005 as compared to $3,325,000 during the prior year. This increase is due primarily to an increase in sales of our securities through private placements in 2005 and the receipt of $1,000,000 from a short term note payable.

Liquidity and Capital Resources

Characteristic of our balance sheet, we continued to have a lack of working capital, which has limited our ability to expand our operations and pursue our business plan.

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

We had $1,277,729 in cash and cash equivalents as of September 30, 2005. As of such date, we also had total current assets of $1,977,455 and total current liabilities of $2,323,535, giving us negative working capital of $(346,080). As of such date, we also had total assets of $5,131,041 and total liabilities of $2,323,535; we have accumulated a deficit (net loss) from operations of $(16,964,440).

In February 2005, the Company commenced a private placement of shares of Company common stock at a price of $.50 per share, pursuant to a Securities Purchase Agreement (the “SPA”), dated February 25, 2005, with the Van Wagoner Private Opportunities Fund L.P. (the “Initial Investor”), as amended. On May 9, 2005, May 31, 2005, June 2, 2005 and June 3, 2005, the Company issued, to the Initial Investor and two individual investors (the “Subsequent Investors” and together with the Initial Investor, the “Investors”) an aggregate of (i) 2,900,000 shares of its Common Stock (the “Shares”) and (ii) warrants exercisable for five years to purchase shares of the Company's Common Stock in an amount equal to three percent (3%) of the Shares purchased from the Company for each month that a Trigger Event exists at an exercise price equal to $0.50 per share (the “Warrants”). A Trigger Event is defined as the inability of the holder of the Warrant to sell any Shares or shares underlying the Warrant because of the lack of an effective registration statement covering the resale of such Shares. The aggregate offering price for the Shares and Warrants was $1,450,000.

During the period from June 13, 2005 through August 12, 2005, the Company issued to a second group of 21 accredited Subsequent Investors an aggregate of (i) 7, 240,000 Shares and Warrants with a Trigger Event defined as the inability of the holder of the Warrant to sell any Shares or shares underlying the Warrant because of the lack of an effective registration statement covering the resale of such Shares after August 31, 2005. The aggregate offering price for the Shares and Warrants was $3, 620,000.

As of September 30, 2005, an aggregate of 10,140,000 shares had been sold (of which 6,000,000 shares were purchased by a single institutional investor), resulting in gross proceeds to the Company of $5,070,000. All of such shares are “restricted securities” within the meaning of the 1933 Act. As a consequence, the investors requested and were granted certain registration rights which obligate the Company to register such shares under the 1933 Act. We are obligated to pay all expenses of such registration process and granted customary indemnity and contribution rights with respect thereto.

The Company has not met its obligation to register the securities issued in the private placement. Accordingly, a Trigger Event has occurred. For each full month (and prorated for any partial month) during which a Trigger Event occurs or shall continue, the investors are entitled to receive warrants to purchase additional shares equal to 3% of the shares purchased in the private placement, at an exercise price of $.50 per share, subject to possible downward adjustment. Accordingly, based on the 10,140,000 shares sold in the private placement, warrants to purchase an additional 304,200 shares of our common stock would be issuable for each full month in which a Trigger Event occurs or shall continue. All such warrants benefit from a “full-ratchet” anti-dilution feature that requires us to reduce the exercise price of the warrants to the lowest price at which the Company sells its common stock (or is deemed to have sold its common stock as a result of the issuance of any option or other right to purchase shares or any convertible security) after February 25, 2005. Such anti-dilution feature does not apply to the issuance of common stock to (i) our officers, directors, employees and consultants pursuant to stock grants, option plans or similar programs; or (ii) in connection with the exercise or conversion of any such options or other rights to purchase shares or convertible securities that were outstanding on February 25, 2005. The warrants are exercisable immediately upon grant, contain a cashless exercise provision and expire on February 25, 2010. The Company is also obligated to register the shares underlying all such warrants. When issued, the fair market value of the warrants will be recorded as costs of the issuance of our common stock.

To date, we have not filed the requisite registration statement but expect to do so in 2006. As a consequence, we had sought an extension of our registration obligation and have not yet received an extension. In view of the time required to prepare and file a registration statement and to conclude the registration process, warrants to purchase a substantial number of additional shares (as noted, 304,200 shares for each full month during which a “Trigger Event” occurs or shall continue) are subject to issuance.

During the nine-month period ended September 30, 2005, we also issued an aggregate of 118,535 shares of our common stock in consideration for the retirement of indebtedness in the aggregate amount of $71,017.

We believe that our current working capital will not be sufficient to sustain our operations at our current levels. We will require additional working capital to operate beyond 2005, primarily due to the increase in our overhead expenses incurred with a view to our contemplated growth. Due to the increasing costs associated with the implementation of our plans for the expansion of our operations for both our lottery and wireless game businesses, our future working capital needs are expected to increase.

Our financial statements have been prepared on the basis that we will continue as a going concern, which contemplates the realization and satisfaction of our liabilities and commitments in the normal course of business.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make assumptions, estimates, and judgments that affect the amounts reported in our financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require us to make significant judgments and estimates in the preparation of our financial statements, including the following:

•	accounting for expenses in connection with stock options and warrants by using the Black Scholes option pricing method;

•	valuation of contingent liabilities; and

•	valuation of intangible assets and evaluation of asset impairment.

We rely on historical experience, legal advice, and assumptions believed to be reasonable under the circumstances in making our judgment and estimates. Actual results could differ materially from those estimates.

Off-Balance Sheet Arrangements

We believe it is remote that any of our off-balance sheet arrangements will have a material effect on our expenses, results of operations, liquidity, or capital resources.

Inflation

We believe that inflation has not had a material impact on our results of operations for the quarters ended September 30, 2005 or September 30, 2004.

Seasonality

We may experience seasonal variations in revenues and operating costs due to seasonality, however, we do not believe that these variations will be material.

Risk Factors That May Affect Future Operating Results

An investment in our common stock involves a high degree of risk. Prospective investors should consider carefully the following risk factors, in addition to the other information contained in this memorandum, before purchasing any shares of our common stock.

Risks Related to Our Business

We have incurred substantial losses, and our ability to generate revenue to support our operations is uncertain.

We have incurred substantial losses since our inception, and currently are experiencing a substantial cash flow deficiency from operations. Our inability to generate revenue sufficient to achieve profitability may have an adverse effect on the market price of our common stock. We expect to incur substantial additional losses for the foreseeable future. We incurred net losses of approximately $3.0 million during 2003, approximately $7.0 million during 2004, and approximately $5.3 million during the nine months ended September 30, 2005. As of September 30, 2005, we had an accumulated deficit of approximately $16.9 million. Our ability to generate revenue to support our operations is uncertain, and we may never achieve profitability. Additionally, even if we continue to raise working capital, there can be no assurance that the net proceeds will be sufficient to enable us to develop our business to a level where we will be able to generate profits and positive cash flows.

We have a limited operating history upon which you can evaluate our potential for future success, and we are subject to the additional risks affecting early-stage businesses.

We began to introduce our products and services in July 2004. We have a very limited operating history on which you can evaluate our potential for future success. Rather than relying on historical financial information to evaluate our company, you should evaluate our company in light of the expenses, delays, uncertainties, and complications typically encountered by early-stage businesses, particularly those involved with the lottery and wireless games industries, many of which will be beyond our control. Early-stage businesses commonly face risks such as the following:

•	lack of sufficient capital;

•	unanticipated problems, delays, and expenses relating to product development and implementation;

•	lack of intellectual property;

•	licensing and marketing difficulties;

•	competition;

•	technological changes; and

•	uncertain market acceptance of products and services

The risks associated with an early-stage business can be substantially greater where the proposed operations are to be conducted in a foreign jurisdiction, particularly a third-world country. In such event, the business may be subject to a number of additional risks, including those relating to general political and economic conditions, and financial, associational, personnel-related, security-related and technological risks, among others. If such additional risks are not properly assessed and accounted for at the outset, which is often difficult when entering a new market, they can have a material bearing on the prospects for success or the likelihood of sustaining a loss of invested capital. We encountered and inaccurately assessed such risks when we decided to pursue, in May 2003, what had first appeared to be a viable lottery opportunity in Cambodia, which was introduced by a former officer. Based on the problems we encountered and a better risk assessment, we terminated our Cambodian lottery initiative in early 2004, having sustained a loss which we estimate to have aggregated less than $100,000. We believe that we learned some valuable lessons from our Cambodian experience from which we continue to benefit. Among other things, we changed our business strategy to focus our lottery activities exclusively on the Chinese market.

Our limited operating history may make it difficult for us to forecast accurately our operating results.

Our planned expense levels are, and will continue to be, based in part on our expectations concerning future revenue, which is difficult to forecast accurately based on our stage of development and factors outside of our control that will affect our ability to generate revenue. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Further, business development and marketing expenses may increase significantly as we expand operations. To the extent that these expenses precede or are not rapidly followed by a corresponding increase in revenue, our business, operating results, and financial condition may be materially and adversely affected.

The loss of any of our key executives or our failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our business.

We depend upon the services of Patrick Rogers, our Chief Executive Officer; Peter Pang, our Executive Vice President and President of China Operations; and Mark Galvin, our Chief Operating Officer. The loss of services of any of these individuals (or other key members of the management team) could impair our ability to complete the rollout of our products and services or to bring our product offering to a significant level of consumer acceptance, and could have a material adverse effect on our business, financial condition, and results of operations. Our success depends to a large degree upon the skills of our senior management team and current key employees and upon our ability to identify, hire and retain additional sales, marketing, technical, and financial personnel. The loss of any of our key executives, or the failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our business. We may be unable to retain our existing key personnel or attract and retain additional key personnel.

We need to continue to develop our content and our product and service offerings.

To remain competitive, we must continue to enhance and improve the ease of use, responsiveness, functionality, and features of our products. These efforts may require us to develop internally or to license increasingly complex technologies, or to license the right to use additional recognizable brands. In addition, many companies are continually introducing new products, services, and technologies, which may require us to update or modify our products. Developing and integrating new products, features, services, or technologies could be expensive and time consuming. Any new features, functions, or services may not achieve market acceptance. We have not completed development and testing of certain of our proposed products. If we fail to develop and introduce or acquire these features or other new features, functions, or services effectively and on a timely basis, we may not continue to attract new customers and may be unable to retain our existing customers. Furthermore, we may not succeed in incorporating new features or technologies, or to do so, we may incur substantial expenses.

If we do not find additional sources of capital, we may be required to reduce the scope of our business activities until we can obtain other financing.

Assuming completion of the maximum of the Company’s Recent Offering, we expect that we will need additional funding by December 2006 and potentially sooner depending on the risks and uncertainties associated with our business and inherent in the Company’s rapidly growing and evolving industries. If we raise less than the amount of the maximum of the Company’s Recent Offering, we will most likely require additional funding earlier and may not be able to properly execute our business plan. In addition, we may desire to raise additional financing at times when we believe terms are favorable and it is advantageous to our growth strategy. We will require additional financing to:

•	further develop products, services, and technology that we plan to offer to governmental lottery agencies and wireless service providers;

•	fund additional marketing expenditures;

•	hire additional personnel;

•	respond to competitive pressures; and

•	provide necessary working capital

We anticipate incurring substantial losses in the foreseeable future and will likely require significant additional financing in order to satisfy our cash requirements. Our need for additional capital to finance our operations and growth will be greater should, among other things, our revenue or expense estimates prove to be incorrect, particularly if we do not find additional sources of capital. We cannot predict the timing or amount of our capital requirements at this time. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects.

Our failure to successfully develop and market new products and services could have a material adverse effect on our operations.

Any failure by us to anticipate or respond adequately to technological developments, customer requirements, or new design and production techniques, or any significant delays we experience in product development or introduction, could have a material adverse effect on our operations. The emerging markets for our products and services are characterized by rapid technological developments and evolving industry standards. These factors will require us continually to improve the performance and features of our products and services and to introduce new products and services, particularly in response to offerings from our competitors and the demands of our customers, as quickly as possible. As a result, we will be required to expend funds for and commit resources to the conduct of continuing product development. We may not be successful in developing and marketing new products and services that respond to competitive and technological developments and changing customer needs.

We are subject to intense competition in both of the areas in which we operate; if we are unable to compete successfully in those markets, it will have a material adverse effect on our business.

Our competitors include companies with much longer operating histories and substantially greater financial resources. Our limited financial resources and our recurring need to raise operating capital places us at a competitive disadvantage, as compared with those companies that are not subject to our financial constraints. As a result, those competitors can expend more than we can on game development efforts, marketing, and the acquisition of branded content, particularly where up-front license payments are required or significant levels of promotional expenditures are mandated by the licensor. Our existing games compete with those that are already established in the marketplace and which, therefore, may require less ongoing promotional funding. Further, our game competes for consumer dollars with alternative leisure activities, and its success may depend, at least in part, on changing consumer preferences and changes in economic conditions, as well as technological changes which may affect consumer access to our games, and others that we many develop and introduce.

Competition within the Lottery Industry. Market acceptance and penetration of our proposed lottery games can be affected adversely by continuing player attraction to well established games with which they are familiar. Also, we compete in China with Chinese companies that may have certain cultural advantages in obtaining lottery contracts and may have a longer history of involvement with lotteries in China, as well as potentially greater financial resources. Further, our ability to expand in China beyond the instant games market may require us to develop strategic alliances with companies that are already in these markets or have the requisite approvals or authorizations which we are currently lacking, and there can be no assurance as to our future success in developing such relationships on terms that we deem beneficial to our company. The lottery industry is dominated by a limited number of content, systems, and service providers and, in particular, by two companies, GTECH Holdings Corporation and Scientific Games Corporation. Both of these companies have substantial financial resources, can provide a full line of proprietary equipment and services, and continually expand their portfolios of branded content. Penetration into markets controlled by these companies is particularly difficult. A decision by GTECH or SGC to target the Chinese markets for penetration and growth, and to devote their financial resources to such efforts, could create competitive difficulties for us.

Competition within the Mobile Games Industry. The market for mobile games of the type we develop is also highly competitive. We compete for customers with such well-known and well-funded wireless content developers as Electronic Arts, Jamdat, and IPlay. Unlike the lottery industry, however, the wireless games entertainment industry is becoming increasingly fragmented, due to the relatively low barriers to entry, as creative software developers, with relatively limited financial resources, can develop a customer following for their new games, and compete successfully for market share with already established games on the basis of the creative content and the quality of the audio and visual effects that they provide. The number of competitors, and the resulting competition, may increase significantly as consumers become more comfortable with playing games on their mobile phones and demand content providing increased variety, features, and quality, and as consumers have access to technologically enhanced mobile phones which enable them to play mobile games and improve greatly the quality of the experience. We are largely dependent upon the marketing efforts of wireless carriers with respect to our mobile games and their success in marketing mobile phones which are technologically advanced enough to permit the downloading of our games. Accordingly, we may suffer competitively for various reasons, including the following:

•
competing game content providers may have longer and better relationships with the wireless service providers, reflecting the performance over time of their games (although the market for mobile games is still in its relative infancy);

•	our competitors may offer a greater number of games, which may provide them with some pricing or promotional advantages;

•
our competitors may utilize their larger promotional budgets to promote their games independently or to enter into co-promotional arrangements with the wireless carriers that help to increase market awareness of their games, as compared with our games; and

•	with greater financial resources, our competitors may be better able to refresh or upgrade their games more frequently, whereas our more limited financial resources may not permit us to do so.

Further, our ability to penetrate additional markets will require us to establish contractual arrangements with at least the dominant carriers in each of such new markets, whereas our competitors may already be positioned in such markets and have a successful history of sales.

In addition to competing with other mobile game developers, our planned games will compete for consumer interest and expenditures with games designed for other wireless platforms that we have not yet addressed, such as personal data assistants or PDAs, and with more traditional, non-wireless game platforms such as PC-based games. We also compete for consumer dollars with other forms of entertainment media. Since we depend upon pricing decisions of the wireless service providers who market our games to their customers, such decisions, over which we may have only limited or no control, could have a material adverse effect on consumer acceptance and the level of play of our games and, therefore, on the revenue that we generate from this segment of our business.

We face extensive governmental regulation.

The lottery industry in which we operate is highly regulated, and participation subjects us to numerous statutes, rules, and regulations administered by the regulatory authorities of each jurisdiction in which we operate. We may be required to submit applications relating to our activities or products (including detailed background information concerning controlling persons within our organization), which may then be reviewed for approval. In this regard, we may incur material expenses in seeking to obtain licenses, if required, or approvals for our lottery products and concepts, and no assurance can be given that our products will be approved in any particular jurisdiction.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal control over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal control over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. These requirements will first apply to our annual report on Form 10-KSB for the fiscal year ending December 31, 2007. Our management may conclude that our internal control over our financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated, or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company place a significant strain on our management, operational, and financial resources and systems for the foreseeable future. If we fail to timely achieve and maintain the adequacy of our internal control we may not be able to conclude that we have effective internal control over financial reporting at a reasonable assurance level. Moreover, effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important to help prevent fraud. As a result, our failure to achieve and maintain effective internal control over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

Our largest target market is in China and there are several significant risks relating to conducting operations in China.

Our largest target market is in China. Therefore, our business, financial condition, and results of operations are to a significant degree subject to economic, political, and social events in China.

Governmental policies in China could impact our business.

Since 1978, China’s government has been, and is intended to continue, reforming its economic and political systems. These reforms have resulted in, and are expected to continue to result in, significant economic and social development in China. Many of the reforms are unprecedented or experimental and may be subject to change or readjustment due to a number of political, economic, and social factors. We believe that the basic principles underlying the political and economic reforms will continue to be implemented and provide the framework for China’s political and economic system. New reforms or the readjustment of previously implemented reforms could have a material adverse effect on our operations. Changes in China’s political, economic, and social conditions and governmental policies that could have a substantial impact on our business including the following:

•	new laws and regulations or new interpretations of those laws and regulations;

•	the introduction of measures to control inflation or stimulate growth;

•	changes in the rate or method of taxation;

•	the imposition of additional restrictions on currency conversion and remittances abroad; and

•	any actions, laws, or regulations that limit our ability to conduct lottery operations, or to acquire or contract with businesses in China, engage in advertising activities, or market mobile games.

Economic policies in China could negatively impact our business.

The economy of China differs from the economics of most countries belonging to the Organization for Economic Cooperation and Development in various respects, such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position. In the past, the economy of China has been primarily a planned economy subject to one- and five-year state plans adopted by central government authorities and largely implemented by provincial and local authorities. These plans set production and development targets. Since 1978, increasing emphasis has been placed on decentralization and the utilization of market forces in the development of China’s economy. Economic reform measures adopted by China’s government may prove to be inconsistent or ineffectual, and we may not in all cases be able to capitalize on any reforms. Further, these measures may be adjusted or modified in ways that could result in economic liberalization measures that are inconsistent from time to time, from industry to industry, or across different regions of the country.

China’s economy has experienced significant growth in the past decade. This growth, however, has been accompanied by imbalances in China’s economy and has resulted in significant fluctuations in general price levels, including periods of inflation. China’s government has implemented policies from time to time to increase or restrain the rate of economic growth, control periods of inflations, or otherwise regulate economic expansion. While we may be able to benefit from the effects of some of these policies, these policies and other measures taken by China’s government to regulate the economy could also have a material adverse impact on economic conditions in China with a resulting material adverse impact our business.

Our Chinese subsidiary is subject to restrictions on paying dividends and making other payments to us.

As a result of our corporate structure, we will rely substantially on dividend payments from our subsidiary in China. However, Chinese regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries and affiliated entity in China are also required to set aside a portion of their after-tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. The Chinese government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Furthermore, if our subsidiary in China incurs debt on its own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our subsidiary are unable to receive all of the revenue from our operations through these governmental restrictions or contractual dividend arrangements, we may be unable to properly utilize our working capital.

Uncertainties with respect to the Chinese legal system could adversely affect us.

Our operations in China are governed by national and local laws and regulations. Our Chinese subsidiary is generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. The Chinese legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the Chinese legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in China may be protracted and result in substantial costs and a diversion of resources and management attention.

Government control of currency conversion may affect the value of your investment.

The Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We expect to receive a portion of our revenue in RMB. Under our current structure, our income, if any, will be primarily derived from dividend payments from our Shanghai subsidiary. Shortages in the availability of foreign currency may restrict the ability of our Shanghai subsidiary to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy its foreign currency denominated obligations. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments, and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The Chinese government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to utilize our working capital in the best manner deemed by our Board of Directors.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the Chinese government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 2.0% appreciation of the RMB against the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the Chinese government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. Our revenue and costs are mostly denominated in RMB, while a significant portion of our financial assets are denominated in U.S. dollars. We will rely in part on dividends and other fees paid to us by our Shanghai subsidiary. Any significant revaluation of RMB may materially and adversely affect our cash flows, revenue, earnings, and financial position. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes An appreciation of RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our U.S. dollar denominated financial assets into RMB, as RMB is our reporting currency.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of SARS or another epidemic or outbreak. China reported a number of cases of SARS in April 2004. Any prolonged recurrence of SARS or other adverse public health developments in China may have a material adverse effect on our business operations. For instance, health or other government regulations adopted in response may require temporary closure of lottery sales outlets in certain areas. Such events would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measure or contingency plans to combat any future outbreak of SARS or any other epidemic.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including Patrick Rogers, our Chief Executive Officer and Larry Goldman, our Chief Financial Officer and Treasurer regarding the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, management concluded that as of September 30, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended, except as follows:

•
Management has identified a significant deficiency relating to our internal control environment at our Chinese subsidiary. The deficiency relates to the inadequate staffing of our accounting department at such subsidiary, including the lack of a full time divisional controller at such subsidiary.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting, except for the following:

•
As noted above, management has identified a significant deficiency relating to the staffing of our Chinese subsidiary's accounting department. Following the end of the third fiscal quarter we hired new accounting personnel at such subsidiary in order to begin to remedy this deficiency. We plan to hire a full-time controller at our Chinese subsidiary as soon as possible.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings involving the Company, please see Item 3 “Legal Proceedings” of Part I of our annual report on Form 10-KSB for the fiscal year ended December 31, 2004, as updated by Note 7 “Commitments and Contingencies” of Part I, Item 1 of this quarterly report on Form 10-QSB for the period ended September 30, 2005.

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended September 30, 2005 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the third fiscal quarter of 2005.

ITEM 5. OTHER MATTERS

On October 19, 2005, the Company reported the entry of its wholly owned subsidiary, Pixiem into a Co-Publishing Licensing Agreement (the “Licensing Agreement”) with ESPN Enterprises, Inc. (“ESPN”), dated September 23, 2005, pursuant to which, both companies may distribute ESPN Mobile X Games developed by Pixiem across mobile operators worldwide.

The Licensing Agreement is filed hereto as an exhibit to this Quarterly Report on Form 10-QSB.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Co-Publishing Licensing Agreement, dated as of September 23, 2005, by and between Pixiem, Inc. and ESPN Enterprises, Inc.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINWIN GAMING, INC.

Date: November 14, 2005	By:	/s/ Patrick O. Rogers
Patrick O. Rogers
Chief Executive Officer Principal Executive Officer

By:	/s/ Larry Goldman
Larry Goldman
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Co-Publishing Licensing Agreement, dated as of September 23, 2005, by and between Pixiem, Inc. and ESPN Enterprises, Inc.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.