Form 10KSB
period 2005-12-31
WINWIN GAMING INC
filed 2006-04-17
CIK 897545

_____________________________________________________________

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended in December 31, 2005	Commission File No.: 000-21566

WINWIN GAMING, INC.

(Name of small business in its charter)

DELAWARE	84-1219819
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8687 W Sahara, Suite 201 Las Vegas, Nevada 89117	(702) 212-4530
(Address of principal executive offices)	(Issuer’s telephone number)

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

YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenues for its most recent fiscal year: $196,523

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2005:

Common stock, $.01 par value: $17,777,548

The number of shares of the registrant's common stock outstanding as of March 1, 2006:

61,840,846 shares.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In making such statements, we must rely on estimates and assumptions drawn in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. These estimates and assumptions are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond our control. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements made by us, or on our behalf.

 In particular, the words "expect," "anticipate," "estimate," "may," "will," "should," "intend," "believe", and similar expressions are intended to identify forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, you should not consider the inclusion of forward-looking statements in this report to be a representation by us or any other person that our objectives or plans will be achieved.

Risks and uncertainties that could cause actual results to differ from our forward-looking statements include those discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Future Results of Operations" and elsewhere in this report.

Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. We undertake no obligation to update our forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PART I

When used in this report, the terms "Company", "we", "our", and "us" refer to WinWin Gaming, Inc. and its consolidated subsidiaries, including the operating subsidiaries of Win Win, Inc. (the “Lottery Subsidiary”), Win Win Consulting (Shanghai) Co. Ltd. (“Win Win Shanghai”), and Pixiem, Inc. (“Pixiem”). Also, we have assumed a conversion rate of 8 Chinese Yuan Renminbi (“RMB”) per USD and a conversion rate of 1,014 Korean Won (“KRW”) per USD throughout this annual report in all instances where such currency conversions are required.

ITEM 1. DESCRIPTION OF BUSINESS.

Background

Our corporate name is WinWin Gaming, Inc. We were incorporated on December 30, 1992 in Delaware. Since inception, prior management had operated different businesses under the following names: Lone Star Casino Corporation, LS Capital Corporation, Eurbid.com, Inc. and Junum Incorporated. In March 2003, we acquired Win Win, Inc., a Nevada corporation, and shortly thereafter began to operate under the name WinWin Gaming, Inc. We conduct our operations through our wholly-owned operating subsidiaries, Win Win, Inc., a Nevada corporation, Win Win Consulting (Shanghai) Co. Ltd., a company organized under the laws of the People’s Republic of China (“PRC”); Win Win Holding Limited, incorporated in Hong Kong; Shanghai E-BEAR Digital Mobile Software Inc., a PRC Corporation; Pixiem, Inc a New Jersey corporation; and Pixiem, Inc., a South Korean subsidiary of Pixiem, Inc. Our executive offices in the United States are located at 8687 W. Sahara, Suite 201, Las Vegas, Nevada 89117. Our telephone number is (702) 212-4530.

General Corporate Overview

We are a multi-media developer and publisher of sports, lottery and other games. We have two business segments. Our primary business now involves developing and publishing mobile games through our subsidiaries, Pixiem and E-BEAR. Our other business segment involves providing consulting services to the Shanghai Welfare Lottery Issuing Center in connection with the sales, marketing and operation of an instant ticket lottery in Shanghai. We consider all of our operations presently to be in the development stage.

Wireless Game Business Segment

General

Pixiem:

In 2005, we acquired Pixiem, Inc. and entered the business of developing and publishing mobile sports games. Pixiem’s mobile games utilize well-established, recognizable brands that we license from third parties. Our current licensed brands include, among others, Yamaha, Wimbledon, ESPN X Games, and Jeanette Lee.

We have agreements with nine wireless carriers and third-party publishers to distribute our mobile games in the United States, Europe and China. These wireless carriers include most of the regional and all of the national U.S. wireless carriers (such as Alltel, Cingular/AT&T Wireless, Nextel, Sprint PCS, T-Mobile and Verizon Wireless) as well as most of the major wireless carriers operating elsewhere around the world (including Vodafone, O2, Orange, T-Mobile, Telefonica, Hutchinson 3, TIM China Mobile, China Unicom, SK Telecom, KTF, KDDI and Docomo).

Our customers purchase our games directly from their mobile phones by downloading our games through a wireless carrier's branded e-commerce service. Each time one of our customers purchases a game, that customer is charged either a one-time or monthly subscription fee which appears on his or her mobile phone bill. The wireless carriers retain a percentage of the fee and remit the balance to us.

E-BEAR:

In 2005, we also acquired E-BEAR, a Chinese mobile games content developer that develops quality mobile games for the Chinese market. Our customers purchase our games directly from their mobile phones by downloading our games through China’s wireless service providers (SPs). Each time a customer purchases a game, that customer is charged a one-time subscription fee which appears on his or her mobile phone bill. The wireless SPs retain a percentage of the fee and remit the balance to us. E-BEAR’s product categories including, but is not limited to, action games, puzzle, and role-playing games. Sometime in 2006, E-BEAR intends to deliver services through consulting, porting, and providing quality assurance services.

E-BEAR’s games are being marketed through local China SPs (DigiFun, Tencent, Eshoui, Raymobile, Shanghai Linktone, Beijing Mapps, MIG, Netease, Sina, and Hurray Enterprise) and publishers outside of China, specifically Taiwan and Europe (IASolution, MTI, IEC, Digital River, Globaltainment, Dragon Talent Technologies, Tecwah, Telcogame Asia, Touchlink, and Cellent.

Principal Products and their Markets

Utilizing our licenses, we had released in 2005 a total of six games titles:

Wimbledon 2005 - Our Wimbledon tennis game where players play tennis with various levels of speed, strategy and skill;
ESPN X Games Inline Skate - Our Inline Skating action game, with players learning Inline Skating skills and techniques;
ESPN X Games Skateboarding - A skateboarding game with players finishing six stages of world courses;
Jeanette Lee the Black Widow - Jeanette Lee The Black Widow branded Nineball pool game learning various skill of Nineball, with a quick game mode and a tournament mode;
ESPN X Games Gliding - A gliding game, challenging players to achieve gliding over different terrains and enter a tournament in New York City; and
Gostop - A popular Korean card game in Korea.

In the first quarter of 2006, we released three game titles:

ESPN Snow MotoX - An ESPN X game branded Snow MotoX, competing moto racing on snow mountains with various Moto tricks to enhance excitement;
ESPN Snowboarding - An ESPN X game branded snowboarding, competing across the world in various mountain terrains;
ESPN Pro Rodeo - A Pro Rodeo mobile game, with players riding a bull during judged events, bonus events, and timed events;

In the second and third quarter of 2006, we are planning to release three additional games

ESPN Downtown Dash - An ESPN X game branded Downtown Dash, similar to popular European sports called Free Running, players use various tricks without using any equipment to jump, climb and rollover between buildings and obstacles;
Wimbledon 2006 2D - A Wimbledon branded tennis games offers various tennis courts. Clay, Hard, Street and Grass courts require different shot selections and serve power to win the Wimbledon Championship;
Wimbledon 2006 3D - A Wimbledon branded tennis game offers real feel of the tennis game with different camera angles and movements to offer a high visual effect; and

Pixiem’s mobile sports games are sold in the United States and internationally. During the fiscal year ended December 31, 2005, approximately 43.23%, 56.41% and 0.36% of Pixiem’s sales, which totaled $139,478, were made in Europe, the United States, and Asia, respectively. E-BEAR’s games are sold only in China. During the fiscal year ended December 31, 2005, E-BEAR’s sales were $54,411.

In total, E-BEAR has developed approximately 60 games and approximately half of them are currently being sold in China and external markets through SPs and publishers, generating limited revenue. We currently have five games in progress, mostly upgrades to our existing series of games launched in China.

Product Development

Through our research and development activities, we are constantly developing and publishing new games. One of our current development focuses is tournament enabled games. Tournament enabled games allow multiple players to play against each other from separate mobile handsets. Tournament enabled games can also offer prizes to the winning players. Other areas of development include, 3D graphics rendering engines and player community features. Our research and development expenses, which are generally comprised of the costs of developing new game engines, for the year ended December 31, 2005 were approximately $818,975. We did not have any research and development costs during the fiscal year ended December 31, 2004, which was prior to our acquisition of Pixiem.

We develop our games at the Pixiem Game Studio in Seoul, South Korea. Our game studio employs software engineers, graphic artists and game designers who create our games. We also employ porting engineers whose work enables our games to be deployed or played on various models of mobile handsets. In some instances, we will also contract with third-party developers to create game applications for us and we coordinate production based on specifications that we provide. We also contract with third-party porting companies who perform most of the porting work for us.

Marketing Our Products

To date, we have engaged in only minimal sales and marketing activities. Our sales and marketing staff has mainly worked directly with wireless carriers in the United States, Europe and Asia to create marketing opportunities for our games. We plan to formalize and otherwise enhance our marketing program in 2006. We expect to begin marketing and advertising, presenting at industry trade shows, and using our website to develop new sales channels and marketing opportunities. We expect to hire at least two new sales and marketing personnel in 2006, and we expect that our sales and marketing expenses will increase substantially in 2006.

Competition

The wireless game market is highly competitive and characterized by frequent product introductions, evolving wireless platforms and new technologies. As demand for these mobile games continues to increase, we expect new competitors to enter the market and existing competitors to allocate more resources to develop and market applications. As a result, we expect competition in the wireless game market that we operate in to intensify.

We compete with larger companies who are wireless mobile game developers like us, as well as with wireless content aggregators, who pool applications from multiple developers (and sometimes publishers) and offer them to carriers or through other sales channels. Unlike us, aggregators do not typically fund development, provide design input or provide quality assurance for their applications.

Currently, we consider our primary competitors to be Electronic Arts/Jamdat, Gameloft, Infospace, Mforma, and Glu Mobile. All of these competitors have greater licensing resources, broader geographic presence and a greater market share than we do.

Our ability to successfully complete in the market will largely depend on our ability to leverage our present strong relationships with wireless carriers and our licensing arrangements with owners of recognizable brands.

Intellectual Property

We use proprietary software code, content (i.e., the audio and visual elements of the game) and other technology to develop our games and to make them run properly on the game platforms.

We do not currently have any patents, trademarks or copyrights; however, we anticipate obtaining trademarks for our game titles. We may attempt to keep our proprietary intellectual property (mobile games) as a trade secret to protect it from unauthorized copying or other infringement.

Our employees and independent contractors in China and Korea are required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership that they may claim in those works. Despite these precautions, it may be possible for third parties to still obtain and use without consent intellectual property that we own or license.

In addition, many of our applications are based on or incorporate intellectual properties that we license from third parties. We have both exclusive and non-exclusive licenses to use these properties for terms that range from one to five years. Our licensed brands include, among others, Yamaha, Wimbledon, ESPN & X Games, and Jeanette Lee.

Lottery Services Business Segment

General

We operate our lottery services business segment through our wholly-owned China subsidiary, Win Win Consulting (Shanghai) Co. Ltd. (“Win Win Shanghai”). Our operations in 2005 consisted of providing consulting services to the Shanghai Welfare Lottery Issuing Center (“SWLIC”). SWLIC is a governmental authority that is in charge of the China Welfare Lottery games in the Shanghai municipal district of China. We advise the SWLIC on the creation, design, marketing and sale of instant win scratch off lottery tickets.

We developed the Slam Dunk game concept and marketing plan for the SWLIC. In July 2004, SWLIC launched the "Slam Dunk" instant ticket games in Shanghai. A year later, in July 2005, however, ticket sales were terminated by us for economic (poor operating results) and other reasons. A primary reason for the poor operating results was the lack of lottery distribution centers in Shanghai that could read or scan our tickets. These distribution centers were unable to change over to lottery terminals that could read and process our bar-coded Slam Dunk lottery tickets.

We then began focusing on the development of new Slam Dunk II (“SD II”) games for deployment in Shanghai and potentially in other provinces in China. On September 21, 2005, Win Win Shanghai entered into a Cooperation Contract (the “SD II Contract”) with the SWLIC. Pursuant to the SD II Contract the SWLIC retained Win Win Shanghai to create, design, market and otherwise promote the sale of a second generation of instant scratch off lottery tickets, using our “Slam Dunk” brand and trademark (the “SD II Tickets”). Under the terms of the SD II Contract, Win Win Shanghai will receive 1.65% of the gross revenues of the sale of the SD II Tickets. We also expect to derive revenue from second-chance games played through an Interactive Voice Recorder (IVR) system (i.e., a pay-per-call dial up system where players of our SD II Instant Ticket game play a second chance game, by calling in on a toll number listed on the SD II ticket. These players of the second chance games answer questions over their mobile handset. and become eligible to win other prizes). We expect our revenue margins from the second-chance games to be a minimum of 35-40% of the total IVR game revenue, however, we will be responsible for funding the payouts and other prizes associated with the second-chance games.

The new second generation Slam Dunk lottery is expected to launch sometime in 2006 and the SWLIC indicated in the SD II Contract that it expects to have over 2,000 lottery distribution outlets, with either the proper lottery terminals to scan or process our tickets, or our tickets will be pre-scanned prior to distribution into these locations, for our new Slam Dunk II tickets.

Our Principal Products, Services and Markets

Win Win Shanghai has developed an instant ticket lottery brand known as Slam Dunk, that was deployed by the SWLIC in Shanghai, China. Slam Dunk was designed by management to take full advantage of the popularity of basketball in Shanghai and China. We hope that our “thumbs up” logo on the face of the tickets will become an established brand (which we have trademarked and copyrighted in China). We utilize bar code technology to ensure that the integrity of the games cannot be compromised.

Shanghai, China is currently the only market where we provide lottery services. We intend to expand our lottery services operations throughout China. Lotteries have become a popular form of entertainment in China for many people from all levels of society. Apart from the lotteries and the MSAR (Macau), virtually no other form of legalized gambling is permitted in China.

Marketing our Products

The primary marketing tool that we are planning to use to market and sell our lottery tickets is our live, weekly-televised lottery game show. We are currently incurring all costs to produce the show, which is currently in process. We also intend to employ standard marketing channels, including TV commercials, print media, outdoor advertising and radio in the Shanghai market.

Competition

The lottery business in Shanghai and throughout China is highly competitive. In the lottery gaming services industry, barriers to entry are relatively low and risk of new competitors entering the market is high. Most of our existing competitors have substantially greater resources than we do.

We believe that GTech, SciGames and various other governmental entities or government sponsored licensees may be able to compete with us.

Regulation

The lottery industry is a highly regulated industry and is subject to numerous statutes, rules and regulations administered by the gaming commissions or similar regulatory authorities of each jurisdiction that we operate. Generally, companies that seek to introduce gaming products or concepts into such jurisdictions may be required to submit applications relating to their activities or products (including detailed background information concerning controlling persons within their organization), which are then reviewed for approval. In this regard, we may incur significant expenses in seeking to obtain licenses for all of our lottery and gaming products and concepts, and no assurance can be given that our games and products will be approved in any particular jurisdiction. In addition, any change to the applicable statutes, rules and regulations that restricts or prevents our ability to operate could have an adverse effect on us.

Due to extraordinary stock speculation created by Hong Kong listed companies with contractual relationships with the SWLIC, the Chinese Ministry of Finance initiated a review of all contracts with foreign enterprises, including the Company’s executed agreement with the SWLIC, with the view of delaying their implementation until certain controls can be exercised over those executory contracts and each vendor can demonstrate that the primary objective of the contractual relationship can be reasonably accomplished with demonstrable resources. We will be unable to move forward with SDII until we satisfy the Chinese Ministry of Finance regarding the objectives of our contract. We cannot estimate at this time when, if at all, such approval will be obtained. We do expect that once we are able to obtain and display demonstrable financial resources to the Chinese Ministry of Finance, we will shortly thereafter be able to obtain the necessary approval to launch our SDII lottery with the SWLIC.

History, Background and Key Acquisitions and Relationships

KEY DEVELOPMENTS IN 2005

•
The acquisition of Pixiem, Inc. in 2005 has given us access to mobile game applications and content development capability for the pursuit of growth opportunities in the wireless entertainment game market worldwide;

•
The acquisition of the ClanPass Tournament System Software from Bijou Studios, Inc. will enable full interaction between players using wireless entertainment systems, as well as creating and managing tournament-related transactions such as statistics, ranking, full player reports, year-to-date summaries, prize-enabling, and similar functions;

•	The Shanghai E-BEAR Digital Software Co., Ltd. purchase has given us the ability to develop wireless mobile game entertainment in China;

•	PayByTouch Joint Venture Agreement

On September 30, 2005, we entered into a Joint Venture Agreement with Solidus Networks, Inc., d/b/a PayByTouch Solutions (“PBT”). PBT is a one of the leading providers of biometric transaction solutions with relationships with merchants and retail chains offering the Company’s biometric/loyalty solutions. Under the terms of the Joint Venture Agreement, we will provide PBT with the following:

•
We will provide reasonable selling support to assist in driving PBT’s biometric authentication and payment solutions into the Chinese Video Lottery Terminal (“VLT”) solution that is being prepared by local Chinese parties and potentially by us in the future, for rollout across China;

•	We will provide potential networking contacts in China for the purpose of promoting PBT solutions into other applications beyond VLTs;
•	We will support from our China management team for tactical and strategic guidance on PBT’s entry of its biometric technology into China; and
•	We will provide physical and logistical support for PBT’s entry into China and US locations, such as Las Vegas.

Corporate Structure

We are a Delaware corporation with the following subsidiaries:

•	Win Win Acquisition Corp. (“Acquisition Corp.”), a Nevada corporation, owns 100% of the outstanding common stock of Win Win, Inc.

•	Win Win, Inc., a Nevada corporation.

•	Win Win Consulting (Shanghai) Co. Ltd., a corporation organized under the laws of the People’s Republic of China, is a wholly-owned subsidiary of Win Win, Inc.

•
Win Win Wireless, LLC (“Wireless”) is a Delaware limited liability company, and wholly-owned subsidiary of Acquisition Corp. formed on May 2, 2005 to serve as a holding company for all of the Company’s wireless solutions and wireless game content subsidiaries.

•
Win Win Holding Limited was incorporated in Hong Kong on September 17, 2005 for the initial purpose of acquiring Shanghai E-BEAR Digital Mobile Software Inc., an early-stage mobile game development studio located in Shanghai.

•	E-BEAR Digital Software Co., Ltd. a Chinese corporation, is a wholly-owned subsidiary of Win Win Holding, Limited.

•
Pixiem, Inc. (“Pixiem”) is a New Jersey corporation which we acquired on May 11, 2005. Pixiem was incorporated on January 7, 2004 and is a wholly-owned subsidiary of Wireless. Pixiem is in the business of designing, developing, and publishing wireless mobile games for deployment on mobile phones in conjunction with mobile phone carriers. Pixiem works with mobile phone carriers to distribute its wireless games and applications.

•	Pixiem Inc, - South Korean subsidiary of Pixiem, Inc., was formed on April 1, 2005 to develop all of the Pixiem mobile game software.

Employees

As of February 22, 2006, we have a total of 124 employees. We have 12 full-time employees and one part-time employee at our Las Vegas, Nevada location, all of whom are either part of our management team or provide administrative or business development support to our subsidiary operations. We have 52 employees in our Shanghai, China office, all of whom are in operations, marketing, sales, accounting, and administration. We have five full-time employees and two part-time employees at our Pixiem New Jersey offices, and 58 employees at our Pixiem Korea offices, all of whom are in programming, product design, operations, marketing, sales, accounting, and administration.

None of our employees is represented by a labor union, and management considers our relationships with our employees to be satisfactory at the present time. Our ability to achieve our operational and financial objectives depends in part upon our ability to retain key technical, marketing and operations personnel, and to attract new employees as required to support growth.

In addition, we rely on consultants to a significant extent to supplement our regular employee staff in certain key functional areas and to support management in the execution of our business strategy. These consultants are independent contractors.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently have offices in 4 locations.

Our executive offices occupy approximately 4,000 square feet of space at 8687 W. Sahara, Las Vegas, Nevada 89117. As of December 2005, we had 18 months remaining on our Las Vegas office lease at a monthly rental rate of approximately $6,000 not including utilities. This office space consists of administrative offices, conference rooms and a reception area.

The office of Win Win Shanghai consists of 1,236 square meters, located in the Pudong District of Shanghai. We entered into a new lease on August 1, 2005, which will expire on September 30, 2011. The current rental rate is approximately $7,400 per month, which does not include utilities.

The offices of Pixiem, Inc. in the United States occupy approximately 3,500 square feet at 115 River Road in Edgewater, New Jersey. The current lease was entered into on July 8, 2005 for a three-year term ending July 31, 2008, with a rental rate of approximately $6,000 per month, not including utilities.

The offices of Pixiem, Inc. in South Korea consist of a total of 8,280 square feet on two floors of the Emerald Building in Seoul, South Korea. The current leases expire on May 31, 2007, with a total rental rate of approximately $13,300 per month, not including utilities.

We believe that the office space described above, is satisfactory for its intended use and sufficient for us to operate our business.

ITEM 3. LEGAL PROCEEDINGS.

We have previously reported that in February 2003 David Coulter, former Chief Executive Officer and majority stockholder of Junum, Inc. had filed several civil actions against the Company and others in the Superior Court of the State of California for the County of Los Angeles (Central District), and in the County of Orange, California seeking more than $3 million in damages and other relief. The claims filed in Orange County originally alleged unauthorized removal from the board of directors and breach of fiduciary duty. The claims filed in LA County alleged a breach of an employment contract, labor code violations, breach of a covenant of good faith and fair dealing, breach of a $1 million promissory note, and intentional and negligent interference with prospective business and economic advantage. The Company filed counter-claims against the former CEO for breach of fiduciary responsibilities and conversion, for which it is seeking damages. The original Orange County complaint became moot as a result of action taken by the Company’s shareholders. The LA County complaints were consolidated into one action and the former CEO subsequently filed an amended complaint alleging only a breach of an employment contract, conversion, imposition of a constructive trust and labor code violations, and sought damages in excess of $6.5 million.

On June 24, 2005, the LA County Superior Court entered an order denying the former CEO’s Motion for Summary Adjudication of his causes of action for alleged breach of contract, labor code violations and penalties, through which he had sought more than $1.8 million in damages. The Court found that there were numerous triable issues of material fact, including whether the former CEO’s unsigned written employment agreement was valid, the terms of such alleged agreement, and, even if valid, whether the Company had any remaining responsibilities thereunder.

On September 15, 2005, the consolidated case was transferred to the Orange County Superior Court by stipulation of the parties. A case management conference has been scheduled for April 20, 2006, at which time a trial date will likely be set and where we intend to vigorously defend our position in court. The Company presently believes that the ultimate settlement of this case will not be material to our financial condition.

In a separate case, David Bernard sued WinWin Gaming, Inc. in the United States District Court for collection on the following two convertible promissory notes that had been assigned to him: (1) a convertible promissory note in the amount of $100,000 dated February 9, 2001 between Junum, Inc. and Banca Commerciale Lugano; and (2) a convertible promissory note in the amount of $50,000 dated February 9, 2001 between Junum, Inc. and GTS Gann Trading Services, Inc.

On March 30, 2006, a settlement was reached whereby we will pay David Bernard $70,000 over an 8 month period of time following the settlement date and issue 200,000 shares of our restricted stock with piggyback registration rights. The total settlement amount guaranteed in the payout to David Bernard is $210,000, with any shortfall to be paid with the issuance of additional shares of our common stock.

WinWin is involved in a potential litigation dispute related to rights in the ClanPass Tournament System acquired by WinWin in an asset purchase agreement with Bijou Studios, Inc. dated as of July 5, 2005. Several months after the closing, a third party claimed an interest in the rights to the ClanPass Tournament System. WinWin has suspended payments due under the asset purchase agreement until this matter is settled with the third party. Management feels this will not have a material adverse effect on Win Win.

In addition to the foregoing, from time-to-time we may be involved in other litigation relating to claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. We may also be subject to claims arising out of our operations in the normal course of business. As of the date of this filing on Form 10-KSB, we are not a party to any such other litigation that would have a material adverse effect on us or our business.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

Our Certificate of Incorporation, as amended, authorizes 300,000,000 shares of common stock, $.01 par value. As of December 31, 2005, we had 60,440,846 shares outstanding, which were held by 831 stockholders of record.

Preferred Stock

Our Certificate of Incorporation, as amended, authorizes 10,000,000 shares of blank check Preferred Stock, $0.01 par value. As of December 31, 2005, no shares of preferred stock were outstanding.

Our common stock is quoted on the NASD over-the-counter electronic bulletin board under the symbol "WNWN.OB". The following table sets forth for the periods shown, the high and low closing bid prices of our common stock on a per share basis. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Closing Bid Prices (1)
	High	Low
Year Ended December 31, 2005
1st Quarter	$1.20	$0.75
2nd Quarter	$0.80	$0.40
3rd Quarter	$1.00	$0.45
4th Quarter	$0.61	$0.35

Year Ending December 31, 2004
1st Quarter	$1.01	$0.60
2nd Quarter	$2.48	$1.05
3rd Quarter	$2.40	$1.20
4th Quarter	$1.29	$0.60
________________________

(1) The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by Yahoo Finance for the periods indicated.

On March 1, 2006, the closing price of our common stock was $0.72 per share.

When the trading price of our common stock is below $5.00 per share, as it currently is, our common stock is considered to be a "penny stock" that is subject to rules promulgated by the Securities and Exchange Commission (Rule 15-1 through 15g- 9) under the Securities Exchange Act of 1934. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the SEC’s standardized risk disclosure document; (b) providing customers with current bid and ask prices; (c) disclosing to customers the broker-dealers’ and sales representatives compensation; and (d) providing to customers monthly account statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors” for more information regarding penny stocks.

Dividend Policy

We do not intend to pay any cash dividends on our common stock in the foreseeable future. All cash resources are expected to be invested in developing our business plan. Future dividend payments from Win Win Consulting (Shanghai) Co. Ltd., our wholly-owned subsidiary in China, to us will be limited by certain statutory regulations in China. Namely, the approval of the Foreign Currency Exchange Management Bureau must be obtained prior to the payment to us of any dividend from Win Win Shanghai. Furthermore, dividend payments to us from Win Win Shanghai are limited to 85% of profits, after taxes.

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses information as of December 31, 2005 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	12,012,653	$0.49	7,192,347
Equity compensation plans not approved by security holders (2)	3,542,500	$0.52	N/A
Total	15,555,153	$0.50	7,192,347

(1) Consists of securities available for issuance pursuant to our 2003 Stock Plan, which has been approved by our Board of Directors and our stockholders.

(2) Consists of warrants issued to consultants as compensation for services provided by such consultants. These warrants were not issued pursuant to any plan.

Options

The stock options issued pursuant to the 2003 Stock Plan to date totaled 12,807,653 of which 12,012,653 remain outstanding at December 31, 2005

Warrants

As of December 31, 2005, we had outstanding warrants to purchase 9,476,721 shares of common stock at exercise prices ranging from $0.25 to $1.03 per share.

Registrar and Transfer Agent

Our registrar and transfer agent is Integrity Stock Transfer, 2920 N. Green Valley Parkway, Building 5, Suite 527, Henderson, Nevada 89014; telephone (702) 317-7757.

Recent Sales of Unregistered Securities

Information regarding unregistered sales of securities by us has been previously disclosed in quarterly reports on Form 10-QSB or in current reports on Form 8-K filed during the period January 1, 2005 to October 26, 2005 and is not being repeated in this annual report.

During the period October 27, 2005 through April 12, 2006, we issued an aggregate of 2,730,000 shares of restricted common stock at $.50 per share, to various individual investors (the “Investors”). The aggregate offering price for the shares was $1,365,000.

The Investors executed and delivered to the Company a Subscription Agreement, in which each Investor made, among others, the following representations: (a) the Investor acknowledged that the Shares being acquired will be acquired for the Investor's own account without a view to public distribution; and (b) the Investor has indicated that it is an accredited investor and is also knowledgeable, sophisticated and experienced in making, and is qualified to make decisions with respect to, investments in securities presenting an investment decision like that involved in the purchase of the Shares. Management determined that each Investor is an Accredited Investor (as defined in Regulation D) and that each Investor is also a sophisticated investor. As a result of management’s determination, the issuance of the Shares was effected in reliance on the exemption from the registration provisions of the Securities Act of 1933 provided by Regulation D, Rule 506.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS.

Overview

We have two business segments. First, we develop proprietary game content for wireless service providers. Second, we offer a variety of services to government lottery agencies.

We entered our two business segments, based on various factors, including the following:

•	our perception of the growth opportunities provided by each, particularly in our targeted geographic markets;

•	our assessment of the business and technical capabilities of our management, professional staff and advisors; and

•	the potential synergies that we recognized between the two segments.

Wireless Game Operations

In May 2005, we entered this segment through our acquisition of Pixiem, which is engaged in the development and publication of mobile game content for the wireless entertainment game market. We believe that the demand for mobile entertainment is accelerating, and the acquisition of Pixiem will give us access to key technologies, applications, and content development capability for the pursuit of growth opportunities in the wireless entertainment game market. We also believe that the acquisition of Pixiem may offer us an opportunity to develop the content for the lottery-related wireless games for introduction in China. Pixiem also represents for us a step toward the development, sales, and distribution of a broad line of wireless games for a number of regional markets, and potentially worldwide markets.

At the time we acquired Pixiem, its business consisted primarily of the distribution of third-party-produced game content, for which Pixiem received commission revenue. Through our funding to Pixiem starting in March 2005, that business model has changed, and we are now focused on the development, publishing, and distribution of our own proprietary lines of games pursuant to licenses or other arrangements obtained from prominent sources such as the All England Lawn and Tennis Club, which provided the license for Pixiem's 2005 Wimbledon game; ESPN; Jeanette Lee, a world renowned professional pool player; and others.

Our strategy is to publish a diversified and balanced portfolio of high-quality applications based on brands that we license from third parties. Our license agreements for third-party brands typically require that we pay an advance or guaranteed royalty payment. We generally recoup all of the advances we have paid from royalties earned from sales of the application before the licensor receives any further royalty payments from us. Presently, when we develop our mobile games we generally assume the entire cost or responsibility associated with development upfront. We also have payment terms with most carriers that run from 60 days to 90 days. The combination of these two factors will continue to have a significant negative impact on our cash flow in 2006.

The primary growth drivers of our business are the number of mobile phones in the market capable of downloading our mobile games and our ability to deploy our mobile games to those mobile phones —primarily through our carrier relationships and our ability to “port” or customize our games so that they meet the individual mobile phone specifications and can be played on particular mobile handsets. We are using various third parties to port our mobile games to the handsets, so that we can deploy them into the market, onto as many of the highest potential revenue producing mobile handsets as possible, on a timely basis. We have started an initiative to begin porting our games in China, using our subsidiary E-BEAR. We anticipate that E-BEAR will commence porting our mobile games onto the handsets in China in 2006. As a transitioning step towards E-Bear in-house porting we have recently entered into agreements with two Chinese Porting companies to service our porting needs at a much reduced per game and per handset cost over our 2005 fees. We anticipate that this will reduce our porting costs, due to the lower labor rates in China. Completing the transition to E-Bear porting, later this year, will also enable us to deliver our games timely in 2006 by enabling us to perform these tasks internally.

To date, we have broadly supported mobile phones utilizing BREW and Java as the primary application environment. We are working to support numerous mobile phone models and technologies in an effort to reach the maximum number of wireless subscribers. However, keeping pace with the rapid innovation of mobile phone technologies together with the continuous introduction of new mobile phone models by wireless carriers, will require more investment in deployment capabilities, including personnel, technologies and equipment.

Our ability to generate revenues and negotiate favorable terms under which we deliver our applications depends on a number of factors, including our ability to maintain strong relationships with the carriers and to differentiate our applications from those of our competitors.

Our pricing structure and sales model vary by individual mobile game and wireless carrier (“Carrier”). We offer some of our mobile games on a monthly subscription basis, while our primary source of revenues currently is through a one-time purchase option. Subscriptions to our mobile games generally renew automatically on a monthly basis, and can be terminated by our customers at any time. Although we have the ability to propose prices to our Carriers, in general, the final price for our mobile games are established by the Carrier. The Carriers typically charge $1.49 to $2.99 for mobile games on a monthly subscription basis and $3.99 to $7.49 for a one-time purchase option.

While we have initially focused on building our presence in the United States and Europe, we believe that the wireless entertainment market is expanding globally and we intend to pursue revenue opportunities outside of these markets. In 2006, we formed a new subsidiary in England and we intend to set up an office in England which will allow us to expand our reach and distribute our mobile games to wireless carriers more widely and aggressively throughout Europe. We are also increasing our presence and are planning to distribute more of our mobile games in China, India, South Korea and other parts of South East Asia through local distribution partners in 2006 through our Chinese subsidiary E-BEAR and Pixiem Korea. We derived approximately 27% of our revenues from international markets in 2005.

Lottery Operations

Since the inception of Win Win, Inc. on May 10, 2002, we have sought out opportunities in the worldwide lottery industry. In December, 2003, we entered into an agreement with the Shanghai Welfare Lottery Issuing Center, (“SWLIC”), which operates the Shanghai Welfare Lottery, (“SWL”), to develop the first of our instant ticket games utilizing our Slam Dunk brand for SWLIC which was launched during July 2004. Our SWL-derived revenue was substantially below our initial expectations and we terminated our lottery sales during July 2005. During the period from July 11, 2004 (the launch of our initial Slam Dunk Lottery game in Shanghai) through June 30, 2005 (the date of termination of Slam Dunk sales in Shanghai), we generated only approximately $8,400 in revenue as a result of our lottery activities in Shanghai. However, we are optimistic that our start-up efforts to date, and the business associations we have established, along with the necessary approvals required by the Ministry of Finance in China, will enable us to re-establish and expand our lottery activities within China in 2006.

Although we terminated our first Slam Dunk lottery game in Shanghai, we fulfilled all of our remaining contractual commitments with the SWLIC. We are currently focusing all of our efforts on launching a suite of new Slam Dunk II instant ticket games for potential deployment in Shanghai other provinces in the China market. We also expect to derive revenue from the second-chance games played through an Interactive Voice Recorder system, as previously described under Item 1, Description of Business.

Due to extraordinary stock speculation created by Hong Kong listed companies with contractual relationships with the SWLIC, the Ministry of Finance initiated a review of all contracts with foreign enterprises, including the Company’s executed agreement with the SWLIC, with the view of delaying their implementation until certain controls can be exercised over those executory contracts and each vendor can demonstrate that the primary objective of the contractual relationship can be reasonably accomplished with demonstrable resources. We will be unable to move forward with SDII until we satisfy the Chinese Ministry of Finance regarding the objectives of our contract. We cannot estimate at this time when, if at all, such approval will be obtained. We do expect that once we obtain and display demonstrable financial resources to the Chinese Ministry of Finance, we anticipate shortly thereafter being able to obtain the necessary approval to launch our SDII lottery with the SWLIC.

Plan of Operations

As described in our 2005 consolidated financial statements, and the following discussion of our “Liquidity and Capital Resources”, “Results of Operations”, and “Risk Factors”, the principal factor that has negatively impacted our current ability to develop and expand our business segments has been a lack of working capital. Through recent sales of restricted stock in private placements, we have been able to pay our ongoing recurring monthly expenses to date. Our existing loan from PBT in the principal amount of $2,500,000 is due on April 30, 2006. We will continue our efforts to raise capital from private placement transactions of our debt and equity financings with accredited investors and possibly through public offerings to improve our working capital position for the next quarter and for future periods. Additional funds will be required during 2006 in order for us to meet our obligations and continue our operations in 2006. See Item 7 of Part II, “Financial Statements—Note 2 —Capital Resources and Going Concern”.

As of April 14, 2006, we had cash of approximately $50,000. As of such date, we had total current liabilities that significantly exceed our total available cash. Further, the majority of our April payroll will be due by April 28, 2006. Unless we are able to obtain financing, we will not be able to pay our current liabilities, and we will not be able to satisfy our current payroll obligations. Accordingly, we will likely be forced to reduce our workforce and maintain only minimal operations until we are able to obtain financing. Our lack of cash may have a direct negative impact on our operations and the results thereof.

As of April 14, 2006, we are negotiating with an investment group to obtain funding of up to $2 million. We are also negotiating with an investment banking firm to obtain assistance in raising additional capital. There can be no assurance that we will be successful in completing any of these transactions or obtaining such additional capital and we have no binding commitments to obtain any capital.

Results of Operations

Fiscal Year ended December 31, 2005 compared to December 31, 2004

The following table summarizes the results of our consolidated operations during the fiscal years ended December 31, 2005 and 2004 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal year to the prior fiscal year:

Line Item	12/31/05	12/31/04	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$196,523	$13,987	$182,536	1,305%
Cost of sales	121,844	-	121,844	-
Gross profit	74,679	13,987	60,692	434%
Selling, general and administrative expenses	6,734,240	3,193,237	3,541,003	110%
Stock-based compensation expense	1,023,717	4,460,016	(3,436,299)	(77)%
Research and development costs and acquired in-process research and development	1,436,975	-	1,436,975	-
Total operating expenses	9,194,932	7,653,253	1,541,679	20%
Operating loss	(9,120,253)	(7,639,266)	1,480,987	19%
Changes in fair value of warrants	(610,792)	-	610,792	-
Currency translation gain	1,259	5,297	(4,038)	(76)%
Interest income (expense)	(79,275)	6,677	(85,952)	(1,287)%
Total other income (expense)	(688,808)	11,974	(700,782)	(5,853)%
Loss before extraordinary item	(9,809,061)	(7,627,292)	2,181,769	29%
Extinguishment of debt	-	598,229	(598,229)	(100)%
Net income (loss)	$(9,809,061)	$(7,029,063)	$2,779,998	40%
Earnings (loss) per share of common stock	(0.19)	(0.18)

During the fiscal year ended December 31, 2005, we incurred a net loss of $9,809,061 as compared to a net loss of $7,029,063 for the prior year. This represents a 40% increase in net loss from last year to this year. During the period from inception (May 10, 2002) through the end of fiscal year 2005, we have incurred a loss of $21,488,234. For further information on our cumulative loss of $21,488.234, see Item 7 of Part II, “Financial Statements”, Consolidated Statement of Operations.

Revenue Overview

The following table summarizes the contribution to consolidated revenue by each of our Company’s business segments:

	Years Ended December 31,		Cumulative Amounts Since May 10, 2002 (Inception) to
	2005	2004	December 31, 2005

Lottery operations	$2,634	$13,987	$24,036
Wireless game operations	193,889	-	193,889
Total	$196,523	$13,987	$217,925

Years Ended December 31, 2005 and 2004

Revenues increased $182,536 due primarily to:

•	The revenue derived from our Pixiem wireless game operations and our China (E-BEAR) operations.

•
We expect Pixiem’s wireless games revenues to increase in future periods due to our launch and deployment of additional mobile games in 2006 to the wireless carriers and an increase in our marketing efforts to promote our games.

Cost of Sales increased $121,844 due to:

•	The revenue share we paid in accordance with our licensing agreements and the amortization expense of the upfront license fees paid.

Selling, General and Administrative Expenses increased $3,541,003 due primarily to:

•
A net increase in expense for our U.S. operations in the amount of $1,007,712. The increase in costs is related to the hiring of additional staff, consultants and professional fees. Some individual expense components for the increase in costs for the year are as follows:

•	Payroll expenses and related fringe benefits increased $476,312 due to the hiring of additional key management and staff

•	Professional fee expense increased $203,859 due primarily to the acquisitions of Pixiem, E-BEAR, ClanPass, and Win Win Holding, Limited and other legal matters.

•	Travel, business development, and public relations expense increased $96,429

•	Consulting expense increased $231,112, which included costs associated with the China television show

•	A net increase in expenses for our China operations of $634,121 was due primarily to an increase in salaries, consulting fees, and other general operating expenses

•	Expenses relating to our Pixiem operations totaled $1,899,170 from the date of acquisition May 11, 2005. This consists primarily of:

•	Payroll expenses and related fringes of $503,059

•	Professional fees of $261,645

•	Travel expenses of $207,866

•	Marketing expenses of $119,963

•	Office expenses of $400,094, including telephone, printing, rent, taxes, utilities, overhead meals, and supplies

We expect that our Selling, General and Administrative expenses will increase in 2006, due to our present plan to expand our lottery and mobile game operations as well as potentially enter into some joint venture or other agreements with third parties.

Stock-Based Compensation Expense:

•	Decreased due to the decrease in valuation of our stock, which decreased our valuations of stock and stock equivalents issued, using the Black Scholes valuation model.

Our implementation of SFAS No. 123R (a modification to the existing standard - SFAS No. 123) in 2006 (see notes to the financial statements), will change the way we account for Stock-Based Compensation in 2006, and will require us to record expenses for equity instruments for which we would not have been required under SFAS No. 123.

Research and Development Costs:

•
Increased $1,436,975 due to the development of our wireless mobile game operations. Included in research and development are in-process research and development of $618,000 which was allocated as part of the acquisition cost of Pixiem, as acquired in process research and development costs.

We expect Research and Development costs to increase in 2006, due to having our Pixiem operations and E-BEAR operations included in our operating results for a full year.

Changes in Fair Value of Warrants:

•
We recorded a warrant liability in the amount of $610,792 for the fair value of warrants accruing under a “Trigger Event” associated with the Securities Purchase Agreement (the “SPA”) entered into on February 25, 2005 (see Item 7 of Part II, “Financial Statements—Note 10 —Stockholders’ Equity”).

Balance Sheet Items

As of December 31, 2005, we had total current assets of $745,497, of which $582,951 was cash; total assets of $3,816,340; total current liabilities of $2,998,584; and total stockholders’ equity of $206,964.

Changes in our balance sheet items reflect, among other things, (i) the inclusion of the assets and liabilities of Pixiem and E-BEAR, (ii) the addition to our cash from our sale of common stock, net of amounts expended for our operations and loans to Pixiem and China, and (iii) the warrant liability for the fair value of warrants accruing pursuant to a Securities Purchase Agreement (“SPA”) entered into on February 25, 2006 (see Item 7 of Part II, “Financial Statements—Note 10 —Stockholders’ Equity”).

Cash Flows

We used $6,516,980 in cash from our operating activities during the year ended December 31, 2005 as compared to $3,015,119 used in the prior year. The difference of $3,501,861 or a 116% increase, is attributable to the following factors:

•	Expenses relating to being in the development stage with respect to the establishment of operations in China and Korea

•	Increased overhead expenses attributable to the addition of key management and staff; and

•	Additional expenses related to our development stage wireless operations

We used $1,312,819 in cash from our investing activities during the year ended December 31, 2005 as compared to $370,965 used in the prior year. This increase is due primarily to the purchase of property and equipment for our new offices and operations for Pixiem and Win Win Shanghai in 2005.

We received $8,086,000 from financing activities during the year ended December 31, 2005 as compared to $3,362,500 during the prior year. This increase is due primarily to an increase in sales of our securities through private placements in 2005 and the receipt of $1,000,000 from short-term note payable.

For further information on the cumulative cash flows from May 10, 2002 (Inception) to December 31, 2005, see Item 7 of Part II, “Financial Statements”, Consolidated Statements of Cash Flows”.

Liquidity and Capital Resources

Operations to date have been primarily financed by debt and equity transactions. As a result, our future operations will continue to be dependent upon the successful completion of additional debt or equity financing and the timing and terms thereof, as well as support of principal stockholders. We will need immediate financing to continue our operations in the second quarter of 2006. Implementation of our business acquisition and growth strategies has increased our need for working capital if we are to be able to seek out and capitalize on available business opportunities and attain our intended growth. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classifications of liabilities that may be necessary should we be unable to continue as a going concern.

We had $582,951 in cash and cash equivalents as of December 31, 2005. As of such date, we also had total current assets of $745,497 and total current liabilities of $2,998,584, giving us negative working capital of $(2,253,087). As of such date, we also had total assets of $3,816,340 and total liabilities of $3,609,376; we have an accumulated deficit from operations of $(21,488,234).

For further information on Liquidity and Capital Resources, see Item 7 of Part II, “Financial Statements”; Note 2 - “Capital Resources and Going Concern,” and Note 10 - “Stockholders’ Equity”.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

•	accounting for expenses in connection with stock options and warrants by using the Black-Scholes option pricing method;

•	purchase accounting related to our acquisitions;

•	valuation of contingent liabilities, including all those from Junum, Inc.

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

Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2005 or December 31, 2004.

Seasonality

We may experience seasonal variations in revenues and operating costs due to seasonality, however, we do not believe that these variations will be material.

Risk Factors That May Affect Future Operating Results

There are several material risks associated with WinWin Gaming and all of our subsidiaries. You should carefully consider all the risks and uncertainties described below, which constitute some of the material risks relating to WinWin. If any of the following risks are realized, our business, operating results and financial condition could be harmed and the value of our stock could go down.

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

Our losses from inception through December 31, 2005 are $21,488,234. We expect to encounter difficulties as an early development stage company in the rapidly evolving lottery and gaming markets. We expect to incur significant operating and capital expenditures and, as a result, we expect significant net losses in the future. We will need to generate significant additional capital and revenues to achieve and maintain profitability. We may not be able to achieve profitable operations in future periods.

We may have liabilities resulting from predecessor business operations that could have an adverse effect on us.

We are responsible for the liabilities of all of WinWin Gaming, Inc.’s predecessor business operations. There may be unknown liabilities associated with our predecessor business operations. If any such unknown liabilities become actual liabilities, our financial condition and operations would be adversely affected. In addition, if any such unknown liabilities become actual liabilities or actual claimed liabilities, we may incur material costs in connection with defending lawsuits relating to such liabilities. We estimate that the total amount of liabilities relating to predecessor business operations is $210,000 and have established a reserve on our balance sheet at December 31, 2005 in such amount and we believe such reserve is adequate.

We will need to raise immediate additional financing to fund our operations. Additional financing may not be available to us on favorable terms or at all.

We will need to raise immediate additional capital to fund continued operations. We will also require additional financing to:

•	further develop products, services and technology that we plan to offer to governmental and charitable customers and to expand our products in the wireless games entertainment market;
•	fund additional marketing expenditures;
•	hire additional personnel;
•	respond to competitive pressures; and
•	working capital.

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

REGULATORY RISKS

The Chinese Ministry of Finance is reviewing our contract with the SWLIC. As a result our SD II lottery operations are temporarily on hold. If the hold is not lifted, then we may need to seek other third parties to joint venture with in order to continue our lottery operations in China.

Due to extraordinary stock speculation created by Hong Kong listed companies with contractual relationships with the SWLIC, the Chinese Ministry of Finance initiated a review of all contracts with foreign enterprises, including the Company’s executed agreement with the SWLIC with the view of delaying their implementation until certain controls can be exercised over those executory contracts and each vendor can demonstrate that the primary objective of the contractual relationship can be reasonably accomplished with demonstrable resources. We will be unable to move forward with SDII until we satisfy the Chinese Ministry of Finance regarding the objectives of our contract. We can not estimate at this time when, if it all, such approval will be obtained.

One of the factors that the Chinese Ministry of Finance will focus on is our financial resources and ability to perform our obligations under our SWLIC contract. Currently, we do not have the financial resources that we need to satisfy our obligations under this contract. If we are unable to obtain such financial resources, then we may need to partner or joint venture with other third parties that have sufficient resources. If we fail to find suitable partners or partners that are willing to work with us on terms satisfactory to us, we may lose our opportunity to work with the SWLIC.

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

We depend on the services of Patrick Rogers, our Chief Executive Officer; Peter Pang, our Executive Vice President and President of China Operations; Mark Galvin, our Chief Operating Officer, Hongsuk “H.S.” Lee, our President of Pixiem’s operations, and Sung Lee, our Senior Vice-President of Pixiem’s . operations. The loss of services of any of these individuals (or other key members of the management team) could impair our ability to complete the national rollout of our products and services or to bring our product offering to a significant level of consumer acceptance, and could have a material adverse effect on our business, financial condition, and results of operations. Our success depends, to a large degree, upon the skills of our senior management team and current key employees and upon our ability to identify, hire and retain additional sales, marketing, technical, and financial personnel. The loss of any of our key executives, or the failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our business. We may be unable to retain our existing key personnel or attract and retain additional key personnel.

Our largest target market is in China and there are several significant risks relating to conducting operations in China.

Our largest target market is in China. Therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political and social events in China.

Governmental policies in China have impacted our present business and could impact our future business in Chinas.

Since 1978, China's government has been, and is expected to continue, reforming its economic and political systems. These reforms have resulted in, and are expected to continue to result in, significant economic and social development in China. Many of the reforms are unprecedented or experimental and may be subject to change or readjustment due to a number of political, economic, and social factors. We believe that the basic principles underlying the political and economic reforms will continue to be implemented and provide the framework for China's political and economic system. New reforms or the readjustment of previously implemented reforms could have a significant negative effect on our operations. Changes in China's political, economic and social conditions and governmental policies which could have an impact on our business include:

•	new laws and regulations or new interpretations of those laws and regulations;
•	the introduction of measures to control inflation or stimulate growth;
•	changes in the rate or method of taxation;
•	the imposition of additional restrictions on currency conversion and remittances abroad; and
•	any actions which limit our ability to conduct lottery operations, or to acquire or contract with businesses in China, engage in advertising activities, or market mobile games.

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

Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that sell non-NASDAQ listed securities except in transactions exempted by the rule, including transactions meeting the requirements of Rule 506 of Regulation D under the Securities Act and transactions in which the purchaser is an institutional accredited investor (as defined) or an established customer (as defined) of the broker or dealer. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell our securities and may adversely affect your ability to sell any of the securities you own.

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

ITEM 7. FINANCIAL STATEMENTS.

Our consolidated financial statements for the fiscal years ended December 31, 2005 and 2004, and the reports thereon of Asher and Company, Ltd. are included in this annual report.

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

On October 4, 2004, we formally dismissed Livingston, Wachtell & Co., LLP as our independent registered public accounting firm. Such dismissal was approved by our board of directors. There were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including Patrick Rogers, our Chairman, CEO and President and Larry Goldman, our Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, Mr. Rogers and Mr. Goldman concluded that our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the following:

Management identified a significant deficiency relating to the lack of experience in our staffing of our Chinese and Korean subsidiary’s accounting departments. In the fourth quarter of 2005, we hired new accounting personnel in China to begin to remedy this deficiency, and in the first quarter of 2006, we hired a full time VP of Finance to head up our accounting department in China and also hired an experienced Finance person in Korea. We feel that both of these hires will remedy these financial reporting deficiencies.

ITEM 8B. OTHER INFORMATION.

Not applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our directors and officers as of December 31, 2005, are:

Name	Age	Position

Patrick O. Rogers	48	Chairman, CEO and President
Arthur J. Petrie	71	Director
Dwight V. Call	71	Director
Peter Pang	53	Director, President of China operations and General. Counsel
John Gronvall	48	Director
Monica Soares	36	Corporate Secretary, Vice President of Administration
Mark M. Galvin	48	COO, Executive Vice President
Larry Goldman	49	CFO/Treasurer and Vice President of Finance
Hongsuk “H.S.” Lee	41	President, Pixiem operations
Sung Lee	36	Senior Vice-President, Pixiem operations

Patrick O. Rogers became our Chairman and CEO on December 5, 2003. He has held the position of President since March 31, 2003. From March 31, 2003 to December 5, 2003, he also held the positions of Treasurer and Secretary. From May 2002 to the present, he has been the Chairman of Win Win, Inc., a Nevada corporation acquired by us on March 31, 2003. From February 2000 to the present, Mr. Rogers has been a marketing consultant through PM Investments LLC, his marketing company. From August 2000 to May 2001, he was the Chief Executive Officer of PlayersClub.com, a membership and marketing company. From May 1999 to October 1999, Mr. Rogers was the Vice President - Marketing of Purchase Pro.com, Inc., a business-to-business e- commerce company. From July 1998 to May 1999, he was Vice President - Marketing for eastern Europe for Mirage Resorts, Inc. From June 1998 to May 1999, he owned and operated a marketing consulting company, R & M Companies, L.L.C. From June 1996 to June 1998, he owned and operated Rogers and Associates, Inc., a marketing company. From January 1987 to June 1996, Mr. Rogers held various executive positions with Players International Inc., including Vice President - General Manager of Players Island Resort in Mesquite, Nevada and of Players Riverboat Casino in Metropolis, Illinois.

Arthur J. Petrie became our director on December 5, 2003. He has been in the real estate development and investment business for the past 45 years. He is Chairman of the Board of Petrie Development Corporation, formed in 1976, and General Manager of Asset Development Services, LLC, a real estate investment company located in Las Vegas, Nevada. Mr. Petrie also serves on the Board of Directors of Solidus Networks, Inc. d/b/a PayByTouch. Mr. Petrie’s experience in commercial real estate includes development for Wal-Mart, Sam’s Club, K-mart, Hy-Vee, and other retail users, development of apartment complexes, and redevelopment of a university campus to offices and housing. Mr. Petrie is a General Partner in several publicly-syndicated partnerships and has extensive experience in developing companies as a shareholder, member of the board, and officer. Mr. Petrie has also served on the Mankato State University Foundation and as Chairman of the Minnesota World Trade Center.

Dwight V. Call became our director on December 5, 2003. He is the President and owner of MCS Foods, Inc., d/b/a Magee’s, a restaurant, nuts and butters company operating in Los Angeles, California. He is also the President and Owner of Call and Call, an accountancy corporation that began operations in 1962. Mr. Call is also a Professor Emeritus of Accounting and MIS at California State University - Northridge. He is a frequent lecturer on matters relating to taxation and accounting and has spoken before the International Business and Economics Research Conference regarding matters relating to employee stock options. Mr. Call is also an accomplished author and has written several articles on matters relating to taxation and accounting.

Peter Pang became our director on December 5, 2003. Mr. Pang became our General Counsel and Executive Vice President on January 1, 2004 and President of Win Win Consulting (Shanghai) Co. Ltd. in October 2004. He is the founder of IPO Pang, P.C., a premier international law firm with offices in Guangzhou, People’s Republic of China and Oakland, California that specializes in assisting U.S. companies entering the Chinese market with complex, high-profile legal and business cases. Prior to forming IPO Pang, Mr. Pang served as Vice President and General Counsel of Dole Packaged Foods, Assistant General Counsel of Nissan North America and corporate counsel to Hershey Foods Corporation and Shell Oil Company. Mr. Pang is licensed to practice law in several jurisdictions in the United States, including California, New York, Pennsylvania and Texas, and is also an acknowledged Foreign Legal Consultant in China where he has provided legal advice to the City of Guangzhou and the Ministry of Television and Foreign Trade and Economics Commission. Mr. Pang is also an expert on intellectual property law and is the author of several chapters on protecting Trade Secrets, CEB 2003.

John Gronvall became our director in August 2004. Mr. Gronvall is in the real estate development and investment business and has successfully developed over $50,000,000 in commercial, residential, office and healthcare projects. Mr. Gronvall has been the CEO and sole stockholder of International Renaissance Developers and its affiliated companies since 1979. Mr. Gronvall has served on the board of Junior Achievement, Leadership Mahoning Valley, and is a member of the Captain’s Club for the United Way.

Monica Soares / Senior Vice President Administration, Corporate Secretary After successfully owning and operating a restaurant in Hawaii, Ms. Soares traveled around the world as a spokesperson for Hawaiian Tropic Suncare Products participating in the promotion of Hawaiian Tropic from 1989 through 1999. In 1999, Ms. Soares became co-founder of PM Investments, a private investment firm that invested in several diversified business ventures. Ms. Soares is a co-founder of the company and since 2002, Ms. Soares has played a key role in developing WinWin and is active in all aspects of the day-to-day operations. Monica Soares and Patrick Rogers are married to each other.

Mark Galvin, Chief Operating Officer, Executive Vice President Mark Galvin brings more than 20 years of domestic and international experience in the areas of content development, technical support, production, finance, operations, and administration for companies engaged in game production, creative medial, visual effects, and TV/film production. Prior to joining WinWin in June 2005, Mr. Galvin served as Director of Development for Electronic Arts, Inc. (EA), the world’s largest publisher of interactive PC-based games. At EA, he supervised the development and delivery of creative assets for the popular “Medal of Honor Rising Sun” and “Medal of Honor European Assault” video games. Prior to EA, Mr. Galvin served as Line Producer at DNA Productions for “The Adventures of Jimmy Neutron: Boy Genius” animated television series. He also served as General Manager at Digital Anvil, a PC and X-Box game developer for a number of projects including “Freelancer” and “Conquest”, As Executive Producer for Dream Quest Images, a visual effects company, he supervised projection for feature films and television series working with leading companies such as The Walt Disney Company, Microsoft, and Fox Films. Mr. Galvin’s film and television credits include “Crimson Tide”, “Batman Returns”, “The Mask”, “Moses”, and “JAG”. In addition to the above, he has also supervised international project teams in five countries including Japan and Korea.

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

Hongsuk “H.S.” Lee, President of Pixiem Operations Hongsuk “H.S.” Lee joined Pixiem after six years with ZIO Interactive Korea, an Asian mobile gaming company founded in 1997. He served as VP of Product Planning & Development and in senior sales and marketing capacities. At ZIO he worked on game licensing with EA, Disney, and THQ -such as Tiger Woods, Sim City, and WWE. His move to Pixiem was based on a desire to bring his mobile game development expertise across the Pacific to the emerging U.S. marketplace. Prior to ZIO Korea, H.S. worked for Samsung’s Computer Division for eight years on OEM Sales and Marketing for Europe and U.S. market. He also holds an MBA from the University of Missouri at Columbia.

Sung Lee, Senior Vice-President of Pixiem Operations Sung Lee’s responsibilities include overall operations, game development, and product marketing. Prior to joining Pixiem, he worked for Samsung Electronics in the PC OEM Sales and Marketing division for the United States. His clients included IBM, AT&T GIS, Zenith Data Systems, Digital Equipment Corporation., and NCR, with annual sales of $400 million. In 2002, he served as a wireless content consultant for Samsung Electronics on PGS Tour and Champion Auto Racing Team onsite video content delivery system. In 2003, Sung worked as a content sales and marketing consultant for Summus on delivering wireless mobile games to U.S. mobile operators. In 2001, Sung started his own Internet advertising company specializing in reward programs using Voice Over IP technology.

Audit Committee Financial Expert

Our board of directors has determined that Dwight V. Call, a member of our board, qualifies as an Audit Committee Financial Expert. The board has also determined that Mr. Call is an independent director. Our entire board of directors acts as our audit committee.

Code of Ethics

On February 12, 2004, our board of directors adopted a code of ethics that our Chief Executive Officer and our Chief Financial Officer and any person who may perform similar functions is subject to. We had filed the code of ethics as exhibit 14 to the 2003 Annual Report on Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to Patrick Rogers, our Chief Executive Officer, and each of the other executive officers, if any, who earned over $100,000 and was serving at the end of our last fiscal year December 31, 2005, for services in all capacities to us.

		Annual Compensation					Long-Term Compensation
							Awards			Payouts
Name And Principal Position	Year	Salary ($)		Bonus ($)		Other ($)	Restricted Stock Awards ($)		Securities Under-lying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)

Patrick Rogers	2005	260,000		200,000	(1)	0	0		1,000,000	0	0
Chairman, CEO )	2004	180,000		0		0	225,000		900,000	0	0
And President(1)	2003	150,000		30,000		0	0		0	0	0

Peter Pang	2004	195,000		150,000	(2)	0	300,000	(2)	0	0	24,000	(2)
President of China Operations and	2004	151,024		0		0	1,200,000	(2)	800,000	0	22,200	(2)
General Counsel	2004	60,618	(2)	0		0	0		0	0	0

Mark Galvin	2005	117,461	(3)	0		0	0		750,000	0	0
Executive Vice President/	2004	0		0		0	0		0	0	0
Chief Operating Officer	2003	0		0		0	0		0	0	0

Larry Goldman	2005	150,000		0		0	0		0	0	0
Chief Financial Officer/	2004	65,993(4)		0		0	90,000		750,000	0	0
VP Finance	2003	0		0		0	0		0	0	0

Monica Soares	2005	65,000		0		0	0		0	0	0
Senior VP	2004	47,500		79,000	(6)	0	0		300,000	0	0
Administration	2003	66,000	(5)	0		0	0		0	0	0

_____________________________

(1) Patrick Rogers became our Chairman, Chief Executive Officer and President on December 5, 2003. Prior to that, he was our President. Mr. Rogers is also the Chairman of the board of directors. The $200,000 bonus was accrued at December 31, 2005 and will not be paid until the Board of Directors approve payment, which is at the time when they determine that the Company has sufficient financial resources.

(2) This amount consists of fees paid to a law firm and other entity affiliated with Mr. Pang for services provided by such firm and entity during fiscal years 2004 and 2003 and to allow the company to employ Mr. Pang. The $300,000 for “Restricted Stock Awards” was accrued in 2005 and paid by the issuance of 750,000 shares of stock on January 10, 2006. The amounts in the “All Other Compensation” relates to the expenses paid by the company for Mr. Pang’s apartment in China. The $150,000 bonus was accrued at December 31, 2005 and will not be paid until the Board of Directors approve payment, which is at the time when they determine that the Company has sufficient financial resources.

(3) This amount includes consulting fees paid to an entity affiliated with Mr. Galvin for services provided by such firm and entity during the fiscal year, 2005, upon Mr. Galvin becoming an employee of WinWin Gaming, Inc. in June 2005.

(4) This amount consists of fees paid to an entity affiliated with Mr. Goldman for services provided by him through such firm and entity during the fiscal year 2004.

(5) This amount consists of fees paid to an entity affiliated with Ms. Soares for services provided by her through such firm and entity during the fiscal year 2003.

(6) This amount was accrued at December 31, 2004 and was paid in full in 2005.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth the grant of stock options made during the year ended December 31, 2005 to the persons named in the Summary Compensation Table:

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Period	Exercise Price per Share	Expiration Date

Patrick Rogers	1,000,000	15.13%	$0.40	12/19/10

Mark Galvin	750,000	11.35%	$0.535	6/13/10

The following table sets forth information with respect to exercised and unexercised stock options held by the persons named in the Summary Compensation Table at December 31, 2005.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

	Options Exercised In 2005		Number of Unexercised Options at Fiscal Year-End #		Value of Unexercised In-the-Money Options At Fiscal Year-End ($)
Name	Number	Value	Exercisable	Unexercisable	Exercisable	Unexercisable

Patrick Rogers	0	$0	1,900,000	0	$100,000	$0

Monica Soares	0	$0	300,000	0	$0	$0

Peter Pang	0	$0	800,000	0	$0	$0

Mark Galvin	0	$0	0	750,000	$0	$0

Larry Goldman	750,000	$160,920	0	0	$0	$0

Compensation of Directors

All directors are reimbursed for out-of-pocket expenses in connection with attendance at board of directors’ and/or committee meetings. Independent directors receive a grant of 25,000 non-qualified stock options upon becoming directors and then they also receive a grant of an additional 15,000 non-qualified stock options for each meeting of the board of directors that they attend. All directors received 15,000 options each for the board meeting they attended in 2005.

Employment Agreements

In 2005, we have entered into formal five-year employment agreements with Patrick Rogers, CEO, President & Chairman and Peter Pang, President of Win Win Consulting (Shanghai) Co., Ltd., to be effective as of January 1, 2006. The agreements have provisions for automatic renewals for additional one-year periods. If either contract is terminated without cause, generally we must pay the executive his base salary for the remainder of the term of the contract.

Benefit Plans

On December 5, 2003, we adopted our 2003 Stock Plan, which permits the board, as the administrator of the plan, to grant incentive stock options, non-qualified stock options and restricted stock to persons in a business relationship with us. By written consent of the holders of a majority of the Company's outstanding common stock, dated October 18, 2004, the 2003 Stock Plan was approved. Other than our 2003 Stock Plan, we do not have any pension plan, profit sharing plan, or similar plans for the benefit of our officers, directors or employees; however we may establish such plans in the future. We have established a 401k Savings Plan, through our Professional Employer Organization (PEO) called Administaff.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act required our executive officers and directors, and person who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the year ended December 31, 2005, all such filing requirements applicable to its officers and directors were complied with, except for the following:

The following directors and officers each failed to timely file a Form 4, which required the reporting of one stock transaction involving company’s issuance of stock options received by each of them on December 31, 2005. Forms 5 were subsequently filed disclosing the option grants.

Patrick O. Rogers
Arthur J. Petrie
Dwight V. Call
Peter Pang
John Gronvall

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information relating to the beneficial ownership of our common stock by our executive officers and directors and by our directors and executive officers as a group as of December 31, 2005.

Name of Shareholder	Number of Shares	Percentage of Class

Patrick O. Rogers 8687 W. Sahara Suite 201 Las Vegas, Nevada 89117-5869	11,200,000	(1)	17.67%

Peter Pang 8687 W. Sahara Suite 201 Las Vegas, Nevada 89117-5869	3,129,347	(2)	5.04%

Dwight V. Call 8687 W. Sahara Suite 201 Las Vegas, Nevada 89117-5869	637,000	(3)	1.03%

Art Petrie 8687 W. Sahara Suite 201 Las Vegas, Nevada 89117-5869	5,970,906	(4)	9.60%

John Gronvall 8687 W. Sahara Suite 201 Las Vegas, Nevada 89117-5869	4,403,600	(5)	7.15%

Mark Galvin 868 W Sahara Suite 201 Las Vegas, Nevada 89117-5869	160,000	(6)	0.26%

Larry Goldman 8687 W. Sahara Suite 201 Las Vegas, Nevada 89117-5869	457,558	(7)	0.75%

Monica Soares 8687 W. Sahara Suite 201 Las Vegas, Nevada 89117-5869	11,200,000	(8)	17.67%

Directors and officers as a group (7 persons)	25,958,411	(1) -(8)	39.20%

(1)
Consists of 8,500,000 shares beneficially owned by Mr. Rogers indirectly through the Rogers Living Trust; 500,000 shares beneficially owned by Mr. Rogers indirectly through the China Sue Trust; 1,200,000 options (which includes 300,000 options held by Monica Soares, Mr. Rogers’ wife) to purchase common stock at an exercise price of $0.45, which vested as of December 30, 2004; and 1,000,000 options to purchase common stock at an exercise price of $.40, which vested as of December 19, 2005. Mr. Rogers disclaims beneficial ownership of the shares held by his family members. Ms. Soares disclaims beneficial ownership of the shares held by Mr. Rogers.

(2)
Consists of 21,650 shares held by Mr. Pang indirectly through IPO Pang P.C.; 2,257,697 shares held by Mr. Pang indirectly through Landward International, Ltd.; 800,000 options to purchase common stock at an exercise price of $0.45, which vested as of December 30, 2004; and 50,000 warrants held indirectly by Landward International, Ltd. to purchase common stock at an exercise price of $0.50

(3)
Consists of 72,000 shares held by Mr. Call directly; 55,000 options to purchase common stock at an exercise price of $0.50, which vested as of February 12, 2004; 45,000 options to purchase common stock at an exercise price of $0.45, which vested as of December 30, 2004; 15,000 options to purchase common stock at an exercise price of $1.05, which vested February 18, 2005; 300,000 options to purchase common stock at an exercise price of $0.40, which vested as of December 19, 2005; 50,000 options to purchase common stock at an exercise price of $0.72, which vested as of December 31, 2004, and are held by Christine Call (Mr. Call’s wife); and 100,000 warrants to purchase common stock at an exercise price of $0.50.

(4)
Consists of 4,709,678 shares held by Mr. Petrie directly; 156,000 shares held indirectly through Players Club Partners, LLC; 67,000 shares held by a broker; 55,000 options to purchase common stock at an exercise price of $0.50, which vested as of February 12, 2004; 45,000 options to purchase common stock at an exercise price of $0.45, which vested as of December 30, 2004; 15,000 options to purchase common stock at an exercise price of $1.05, which vested as of February 18, 2005; and 923,228 warrants, of which 773,228 are held by Mr. Petrie to purchase common stock at an exercise price of $0.50; and 150,000 warrants to purchase common stock at an exercise price of $0.50 are held by Players Club Partners, LLC.

(5)
Consists of 3,879,850 shares held by Mr. Gronvall indirectly through the John M. Gronvall Revocable Trust; 156,000 shares held by Mr. Gronvall indirectly through Players Club Partners, LLC; 7,750 shares held by a broker; 70,000 options to purchase common stock at an exercise price of $0.45, which vested as of December 30, 2004; 15,000 options to purchase common stock at an exercise price of $1.05, which vested as of February 12, 2005;.and 275,000 warrants to purchase common stock at an exercise price of $0.50, of which 125,000 are held indirectly through the John M. Gronvall Revocable Trust and 150,000 are held indirectly through Players Club Partners, LLC.

(6)
Consists of 75,000 shares held by Mr. Galvin directly; 75,000 shares held indirectly through Camelot Consulting Services, LLC; and 10,000 warrants to purchase common stock at an exercise price of $0.50.

(7)	Consists of 357,558 shares held directly by Mr. Goldman, and 100,000 shares held indirectly through TIAA-CAREL, LLC.

(8)	Consists of the 11,200,000 shares held directly or indirectly by Ms. Soares’ husband, Patrick Rogers. See Note (1) above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the 2005, 2004, and 2003 fiscal years, we were provided services from a law firm affiliated with Peter Pang, our director, President of Win Win Consulting (Shanghai) Co., Ltd. and General Counsel. We paid such firm fees in the aggregate amount of $12,100 in 2005, $31,738 in 2004 and $60,618 in 2003.

ITEM 13. EXHIBITS

Exhibit Number	Exhibit Description

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

*10.1
Stock Exchange Agreement dated December 31, 2002, regarding the acquisition of Win Win, Inc. by the Company is incorporated by reference to Exhibit 10.1 to the Form 8-K current report of the Company for December 31, 2002.

*10.2	Amended and Restated Stock Exchange Agreement dated March 31, 2003, is incorporated by reference to Exhibit 10.1 to the Form 8-K current report of the Company dated March 31, 2003.

*10.3	Form of Warrant issued in connection with settlement agreement is incorporated by reference to Exhibit 4 to the 10-QSB quarterly report of the Company for the quarter ended September 30, 2003.

*10.4
Agreement, dated October 8, 2003, between Win Win, Inc. and Sande Stewart Television, Inc. is incorporated by reference to Exhibit 10 to the 10-QSB quarterly report of the Company for the quarter ended September 30, 2003.

*10.5
Cooperation Agreement, dated December 15, 2003, between Win Win Consulting (Shanghai) Co. Ltd. and Shanghai Welfare Lottery Issuing Center is incorporated by reference to Exhibit 10.1 to the Form 8-K current report of the Company filed on January 2, 2004.

*10.6
TV Cooperation Agreement, dated December 15, 2003, between Win Win Consulting (Shanghai) Co. Ltd. and Shanghai Welfare Lottery Issuing Center is incorporated by reference to Exhibit 10.2 to the Form 8-K current report of the Company filed on January 2, 2004.

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

*10.12
Project Cooperation Agreement, dated April 30, 2004, between Win Win Consulting (Shanghai) Co. Ltd and Shanghai VSAT Network Systems Co. Ltd. is incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

*10.13
Securities Purchase Agreement, dated February 25, 2005, among the Company and the investors who are parties thereto is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 28, 2005.

*10.14
Registration Rights Agreement, dated February 25, 2005, among the Company and the investors who are parties thereto is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 28, 2005.

*10.15
Revolving Credit Note and Agreement, dated March 16, 2005, between the Company and Art Petrie is incorporated by reference to Exhibit 10.15 to the Annual report on Form 10-KSB of the Company for the fiscal year ended December 31, 2004.

*10.16
Revolving Credit Note and Agreement, dated March 16, 2005, between the Company and John Gronvall is incorporated by reference to Exhibit 10.16 to the Annual report on Form 10-KSB of the Company for the fiscal year ended December 31, 2004.

*10.17	Co-Publishing Agreement, dated September 23, 2005 among Pixiem, Inc. and ESPN is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-QSB filed November 14, 2005.

*10.18	Form of Subscription Agreement dated November 2, 2005 used for private placements is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-QSB filed November 14, 2005.

*10.19
Joint Venture Agreement, dated as of September 30, 2005, by and between Solidus Networks, Inc., d/b/a PayByTouch Solutions and WinWin Gaming, Inc. is incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K filed on October 20, 2005.

*10.20
Security Agreement, dated as of September 30, 2005, by WinWin Gaming, Inc., in favor of Solidus Networks, Inc., d/b/a PayByTouch Solutions is incorporated by reference to Exhibit 10.2 to the Current report on Form 8-K filed on October 20, 2005.

*10.21
Secured Promissory Note, dated September 30, 2005, by WinWin Gaming, Inc. to Solidus Networks, Inc., d/b/a PayByTouch Solutions is incorporated by reference to Exhibit 10.3 to the Current report on Form 8-K filed on October 20, 2005.

*10.22
Acquisition Agreement, dated September 27, 2005, by and among WinWin Gaming, Inc., E-Bear Digital Software Co., Ltd. (“E-Bear”) and the Shareholders of E-Bear is incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K filed on December 27, 2005.

10.23	Employment Agreement, dated December 20, 2005, between WinWin Gaming, Inc. and Peter Pang.

10.24	Employment Agreement, dated December 20, 2005, between WinWin Gaming, Inc. and Patrick Rogers.

10.25	Licensing Agreement, dated December 15, 2005, between Pixiem, Inc. and Yamaha Motor Company.

10.26	Licensing Agreement, dated September 23, 2005 between Pixiem, Inc. and C-Valley (Beijing) Information Technology Co., Ltd.

10.27	Distributorship Agreement, dated June 20, 2005 between Pixiem, Inc. and Advanced Mobile Solutions, Ltd.

10.28	Agreement, dated August 3, 2005 between Pixiem, Inc. and Tira Wireless, Inc.

10.29	Distributor and Revenue Share Agreement, dated November 9, 2005 between Pixiem, Inc. and Tele-Mobile Company dba Telus Mobility.

10.30	License Agreement, dated November 21, 2005 between Pixiem, Inc. and Paradox Studios, Ltd.

10.31	License Agreement, dated November 7, 2005, between Pixiem, Inc. and iScreen Corporation.

10.32	Wireless Pass Through Distribution Agreement, dated May 27, 2005 between Pixiem, Inc and Wireless Developer, Inc. dba Wireless Developer Agency.

10.33	Service Agreement, dated July 8, 2005 between Pixiem, Inc. and Cellmania, Inc.

10.34	Partnership Agreement, dated September 1, 2005 between Pixiem, Inc. and 2ThumbZ Entertainment.

10.35	License Agreement, dated April 1, 2005, between Pixiem, Inc. and The All England Lawn Tennis Club (Wimbledon) Limited.

10.36	Settlement and Release Agreement, dated March 30, 2006, between WinWin Gaming, Inc. and David Bernard.

*11.
Statement re: computation of per share earnings reference is made to the Consolidated Statements of Operations of the Consolidated Financial Statements of the Company which are incorporated herein by reference.

*14	Code of Ethics is incorporated by reference to Exhibit 14 to the Annual report on Form 10-KSB of the Company for the fiscal year ended December 31, 2003.

21.	A description of the subsidiaries of the Company

23.	Consent of Asher & Company, Ltd.

31.1	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Financial Officer

32	Section 1350 Certifications by the Principal Executive Officer and Principal Financial Officer
________________________________________

* Incorporated by reference as indicated

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $67,303 and $48,235, respectively.

Audit-Related Fees

The aggregate fees billed in the fiscal year ended December 31, 2005 and 2004 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under the paragraph captioned “Audit Fees” above are $0 and $0, respectively.

Tax Fees

The aggregate fees billed in the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $2,500 and $0, respectively.

All Other Fees

The aggregate fees billed in the fiscal years ended December 31, 2005 and 2004 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

Pre-Approval Policies and Procedures

On March 10, 2006, our board of directors adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to the fiscal year ended December 31, 2005 and the quarterly reviews for the subsequent fiscal quarters of 2006 through the review for the quarter ended September 30, 2006, at which time additional pre-approvals for any additional services to be performed by our auditor would be sought from the Board. Our board of directors also re-appointed and authorized Dwight V. Call to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

The percentage of audit-related, tax and other services that were approved by the board of directors is zero (-0-).

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 17, 2006

WinWin Gaming, Inc.

By:	/s/ Patrick O. Rogers
Patrick O. Rogers
Chairman, Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick O. Rogers	Chairman, CEO and President	April 17, 2006
Patrick O. Rogers

/s/ Larry Goldman	CFO/VP Finance and Treasurer	April 17, 2006
Larry Goldman
/s/ John Gronvall	Director	April 17, 2006
John Gronvall
/s/ Arthur Petrie	Director	April 17, 2006
Arthur Petrie

/s/ Dwight V. Call	Director	April 17, 2006
Dwight V. Call

/s/ Peter Pang	Executive Vice President, General Counsel and Director	April 17, 2006
Peter Pang

WINWIN GAMING, INC.
(A Development Stage Company)
DECEMBER 31, 2005

Board of Directors WinWin Gaming, Inc. Las Vegas, Nevada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of WinWin Gaming, Inc. and Subsidiaries (a development stage company) (“Company”) as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period then ended and for the period from May 10, 2002 (inception) to December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WinWin Gaming, Inc. and Subsidiaries (a development stage company) as of December 31, 2005 and the results of their operations and their cash flows for each of the two years in the period then ended, and for the period from May 10, 2002 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, at December 31, 2005, the Company has a working capital deficit of approximately $2.3 million, including a note payable in the amount of $1 million (subsequently increased to $2.5 million in 2006) to PayByTouch which is due on April 30, 2006, and has sustained cumulative net losses of $21.5 million since its inception. These conditions, among others more fully described in Note 2 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to this matter are described in Note 2 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
April 10, 2006, except for Note 2, as to which the date is April 14, 2006

WINWIN GAMING, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

Assets
Current assets:
Cash and cash equivalents	$582,951
Accounts receivable	47,942
Prepaid expenses and other current assets	97,496
Rental deposits	17,108
Total current assets	745,497

Property and equipment, net	1,286,522
Goodwill	989,818
Customer relationships, net	649,165
Intangible assets - other	38,523
Other assets	106,815

Total assets	$3,816,340

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$401,846
Accrued legal liabilities	210,000
Accrued liabilities	533,386
Due to officers - accrued compensation	703,352
Notes payable	1,150,000
Total current liabilities	2,998,584

Warrant liability	610,792

Total liabilities	3,609,376

Commitments and contingencies - See Note 12

Stockholders' equity:
Preferred stock, issuable in series, $.01 par value,
10,000,000 authorized shares, none issued	—
Common stock, $0.01 par value,
300,000,000 authorized shares;
60,440,846 issued and outstanding	604,408
Additional paid-in capital	21,473,728
Deferred stock compensation	(382,938)
Accumulated deficit from operations during the development stage	(21,488,234)

Total stockholders’ equity	206,964
Total liabilities and stockholders’ equity	$3,816,340

The accompanying notes are an integral part of these consolidated financial statements.

WINWIN GAMING, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
DECEMBER 31, 2005
	Year Ended		Cumulative Amounts Since May 10, 2002 (Inception) To
	December 31,		December 31,
	2005	2004	2005

Revenues	$196,523	$13,987	$217,925
Cost of sales	121,844	—	121,844
Gross profit	74,679	13,987	96,081

Selling, general and administrative expenses	6,734,240	3,193,237	11,333,295
Stock based compensation expense	1,023,717	4,460,016	7,216,528
Research and development costs	818,975	—	818,975
Acquired in-process research and development costs	618,000	—	618,000
Total operating expenses	9,194,932	7,653,253	19,986,798

Operating loss	(9,120,253)	(7,639,266)	(19,890,717)

Other income (expenses)
Changes in fair value of warrants	(610,792)	—	(610,792)
Reorganization expense	—	—	(1,059,372)
Currency translation gain	1,259	5,297	6,556
Interest income	11,316	11,304	22,620
Interest expense	(90,591)	(4,627)	(554,758)
Total other income (expenses)	(688,808)	11,974	(2,195,746)

Loss before extraordinary item	(9,809,061)	(7,627,292)	(22,086,463)
Extraordinary income (expense):
Extinguishment of debt	—	598,229	598,229

Net loss	$(9,809,061)	$(7,029,063)	$(21,488,234)

Basic and diluted net loss per share
Loss before extraordinary item	$(.19)	$(.20)
Extraordinary item	—	.02
Net loss	$(.19)	$(.18)

Weighted average number of
common shares outstanding	51,521,151	38,058,967

The accompanying notes are an integral part of these consolidated financial statements.

WINWIN GAMING, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FROM INCEPTION MAY 10, 2002 TO DECEMBER 31, 2005

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit from Operations	Other Capital Deficit Account	Subscription Receivable	Deferred Stock Compensation	Total

Balance at May 10, 2002, inception	—	$—	$—	$—	$—	$—	$—	$—
Stock issued for cash	18,000,000	1,000	—	—	—	—	—	1,000
Warrants issued for services	—	—	1,151,500	—	—	—	—	1,151,500
Net loss for the period	—	—	—	(1,633,768)	—	—	—	(1,633,768)
Balance at December 31, 2002	18,000,000	$1,000	$1,151,500	$(1,633,768)	$—	$—	$—	$(481,268)

Debenture issued to stockholders	—	—	—	—	(5,000,000)	—	—	(5,000,000)
Recapitalization as a result of
reverse merger	5,225,107	231,251	(231,251)	—	—	—	—	—
Stock issued for cash	1,353,263	13,532	878,871	—	—	—	—	892,403
Stock subscription	7,667	77	4,523	—	—	(4,600)	—	—
Conversion of debt to equity	1,087,000	10,870	364,130	—	—	—	—	375,000
Conversion of accrued interest to equity	76,092	761	37,285	—	—	—	—	38,046
Stock issued for services	79,347	793	123,302	—	—	—	—	124,095
Warrants issued for services	—	—	457,200	—	—	—	—	457,200
Exercise of warrants	25,000	250	12,250	—	—	—	—	12,500
Cashless exercise of warrants for stock	4,042,647	40,427	(40,427)	—	—	—	—	—
Net loss	—	—	—	(3,016,342)	—	—	—	(3,016,342)
Balance at December 31, 2003	29,896,123	$298,961	$2,757,383	$(4,650,110)	$(5,000,000)	$(4,600)	$—	$(6,598,366)

Debenture converted by stockholders	100,000	1,000	417,313	—	5,000,000	—	—	5,418,313
Collection of subscription receivable	—	—	—	—	—	4,600	—	4,600
Stock issued for cash	9,280,000	92,800	3,257,600	—	—	—	—	3,350,400
Conversion of payables to equity	428,506	4,285	244,832	—	—	—	—	249,117
Stock issued for services	1,681,978	16,820	1,541,896	—	—	—	—	1,558,716
Exercise of stock options	25,000	250	9,750	—	—	—	—	10,000
Issuance of compensatory stock options	—	—	1,614,000	—	—	—	—	1,614,000
Warrants issued to consultants	—	—	972,300	—	—	—	—	972,300
Net loss	—	—	—	(7,029,063)	—	—	—	(7,029,063)
Balance at December 31, 2004	41,411,607	$414,116	$10,815,074	$(11,679,173)	$—	$—	$—	$(449,983)

The accompanying notes are an integral part of these consolidated financial statements.

WINWIN GAMING, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
FROM INCEPTION MAY 10, 2002 TO DECEMBER 31, 2005

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit from Operations	Other Capital Deficit Account	Subscription Receivable	Deferred Stock Compensation	Total

Balance at December 31, 2004	41,411,607	$414,116	$10,815,074	$(11,679,173)	$—	$—	$—	$(449,983)

Stock issued for cash	14,156,000	141,560	6,936,440	—	—	—	—	7,078,000
Exercise of stock options	20,000	200	7,800	—	—	—	—	8,000
Conversion of debt to equity	118,535	1,185	113,793	—	—	—	—	114,978
Stock compensation - officers	600,000	6,000	501,500	—	—	—	—	507,500
Stock issued for services	351,669	3,517	267,746	—	—	—	—	271,263
Stock issued for acquisitions	3,425,477	34,255	2,100,745	—	—	—	—	2,135,000
Cashless exercise of compensatory stock options	357,558	3,575	(3,575)	—	—	—	—	—
Stock options issued to consultants	—	—	101,768	—	—	—	—	101,768
Stock options issued to advisory board members	—	—	317,486	—	—	—	—	317,486
Warrants issued to advisory board members	—	—	314,951	—	—	—	—	314,951
Deferred stock compensation	—	—	—	—	—	—	(382,938)	(382,938)
Net loss	—	—	—	(9,809,061)	—	—	—	(9,809,061)
Balance at December 31, 2005	60,440,846	$604,408	$21,473,728	$(21,488,234)	$—	$—	$(382,938)	$206,964

The accompanying notes are an integral part of these consolidated financial statements..

WINWIN GAMING, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2005

	Year	Year	Cumulative Amounts
	Ended	Ended	Since May 10, 2002
	December 31,	December 31,	(Inception) to
	2005	2004	December 31, 2005

Cash flows from operating activities:
Net loss	$(9,809,061)	$(7,029,063)	$(21,488,234)
Adjustments to reconcile net loss to cash
used in operating activities:
In-process research and development	618,000	—	618,000
Depreciation and amortization	314,233	37,438	330,846
Reorganization expense	—	—	1,059,372
Loss on disposal of assets	39,188	—	39,188
Stock based compensation expense	1,023,717	4,460,016	7,216,528
Change in fair value of financial instruments	610,792	—	610,792
Interest expense on conversion	43,961	—	43,961
Changes in operating assets and liabilities:
Accounts receivable	104,626	(2,982)	98,960
Rental deposits	(81,185)	(24,454)	(105,639)
Ticket supplies	—	29,232	—
Prepaid expenses	(55,042)	(31,566)	(86,608)
Other current assets	54,630	(17,488)	37,142
Accounts payable	(120,396)	234,804	121,481
Accrued expenses	739,557	(328,186)	731,589
Accrued interest	—	(342,870)	(342,870)
Net cash used in operating activities	(6,516,980)	(3,015,119)	(11,115,492)

Cash flows from investing activities:
Purchase of property and equipment	(734,880)	(324,365)	(1,071,535)
Acquisition of subsidiaries - net of cash acquired*	(577,939)	—	(577,939)
Other	—	(46,600)	(46,600)
Net cash used in investing activities	(1,312,819)	(370,965)	(1,696,074)

Cash flows from financing activities:
Notes payable, net	1,000,000	(2,500)	1,822,500
Debentures issued	—	—	214,114
Stock issued for cash	7,078,000	3,350,400	11,321,803
Proceeds from the exercise of stock options	8,000	10,000	30,500
Proceeds from stock subscription receivable	—	4,600	5,600
Net cash provided by financing activities	8,086,000	3,362,500	13,394,517

Increase (decrease) in cash and cash equivalents	256,201	(23,584)	582,951

Cash and cash equivalents - beginning of year	326,750	350,334	—

Cash and cash equivalents - end of year	$582,951	$326,750	$582,951

Supplemental disclosures of noncash investing and financing activities: Conversion of debt to equity	$114,978	$5,667,430	$6,195,454
Stock issued and liability incurred upon acquisition of ClanPass Software	$340,000	$—	$340,000
Liability incurred upon acquisition of E-BEAR	$150,000	$—	$150,000
Accrued liabilities paid with stock	$493,413	$—	$493,413
Cashless exercise of options for stock	$3,575	$—	$44,002
Stock issued for acquisitions	$1,950,000	$—	$1,950,000
Stock subscription receivable	$—	$—	$4,600
* See footnote 4 for acquisition of subsidiary

The accompanying notes are an integral part of these consolidated financial statements.

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

1.  ORGANIZATION AND NATURE OF OPERATIONS

WinWin Gaming, Inc.

WinWin Gaming, Inc. (the “Company”), a Delaware corporation, formerly called Junum Incorporated (“Junum”), which under previous management operated several businesses under different corporate names, was incorporated on December 30, 1992. Junum discontinued its operations in 2002. On December 31, 2002, the Company amended its certificate of incorporation to change its name from Junum to WinWin Gaming, Inc.

When used in this report, the terms "Company", "we", "our" and "us" refer to WinWin Gaming, Inc. and its consolidated subsidiaries. We consider all of our operations to be in the development stage.

Win Win Acquisition Corp.

Win Win Acquisition Corp. (“Acquisition Corp.”), a Nevada corporation, was incorporated on December 31, 2002. Pursuant to a stock exchange agreement, Acquisition Corp. became a wholly-owned subsidiary of the Company by exchanging 100% of its outstanding common stock for shares of the Company’s common stock. Acquisition Corp was formed solely for the purpose of effecting the acquisition of 100% of Win Win, Inc.

Win Win, Inc.

Win Win, Inc., a Nevada corporation, (“Win Win, Inc.”) was incorporated May 10, 2002. Win Win, Inc.’s business is to derive consulting revenue by designing instant scratch off lottery tickets as well as offering marketing services to help increase lottery ticket sales for the instant scratch off ticket market in the Peoples Republic of China (“PRC”).

Win Win Consulting (Shanghai) Co. Ltd.

Win Win Consulting (Shanghai) Co. Ltd. (“Win Win Shanghai”), a corporation organized in the PRC on November 28, 2003, is a wholly-owned foreign subsidiary conducting all of the business in the PRC.

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

1.  ORGANIZATION AND NATURE OF OPERATIONS (Continued)

Win Win Wireless, LLC

Win Win Wireless, LLC, (“Wireless”), a Delaware limited liability company and a wholly-owned subsidiary was formed on May 2, 2005 to serve as a holding company for all of the Company's wireless solutions and wireless game content subsidiaries.

Pixiem, Inc.

Pixiem, Inc. a New Jersey corporation which was acquired by the Company on May 11, 2005, was incorporated on January 7, 2004 and is a wholly-owned subsidiary of Wireless. Pixiem is in the business of designing, developing, and publishing wireless mobile games for deployment on mobile phones in conjunction with mobile phone carriers. Pixiem works with mobile phone carriers to distribute its wireless games and applications.

Pixiem, Inc. - South Korean Subsidiary of Pixiem, Inc.

On April 1, 2005, Pixiem, Inc. formed a South Korean subsidiary, (“Pixiem Korea”), to develop all of its game software.

Win Win Holding, Limited

Win Win Holding Limited was incorporated in Hong Kong on September 17, 2005 for the initial purpose of acquiring Shanghai E-BEAR Digital Mobile Software Inc., an early-stage mobile game development studio located in Shanghai.

Shanghai E-BEAR Digital Mobile Software, Inc.

Shanghai E-BEAR Digital Mobile Software Inc., (“E-BEAR”) a PRC Corporation, was acquired in September 2005. E-BEAR is an early-stage mobile game development studio located in Shanghai. E-BEAR has developed and produced approximately 60 mobile games in China and currently generates limited revenue from 24 of these titles in the PRC.

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

1.  ORGANIZATION AND NATURE OF OPERATIONS (Continued)

Control by Principal Stockholders

The directors, executive officers and their affiliates or related parties, own beneficially and in the aggregate, a significant percentage of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly with others, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company’s stock, assets or business.

2. CAPITAL RESOURCES AND GOING CONCERN

At December 31, 2005, we have a working capital deficit of approximately $2.3 million, including a note payable in the amount of $1 million (subsequently increased to $2.5 million in 2006) to PayByTouch which is due on April 30, 2006 (see Notes 4 and 9), and we have sustained cumulative net losses of $21.5 million since our inception. Our current operating expenses aggregate approximately $850,000 per month ($250,000 for our Corporate office; $150,000 for our operations in China; and $450,000 for our Pixiem operations). Also, we are a development stage company with minimal revenue earned to date. These factors raise substantial doubt about our ability to continue as a going concern.

Our operations to date have been primarily financed by debt and equity investments. There can be no assurance that any additional financing will be available or, if it is available, that it would be on acceptable terms.

We are currently seeking new investments to fund our operations. Also, we are seeking opportunities for business combination transactions which are complementary to our businesses, and may result in revenue growth and positive operating results. Our continued operations are highly dependent upon our identification of investment or business combination transactions, and the successful completion of such transactions.

As of April 14, 2006, we had cash of approximately $50,000. As of such date, we had total current liabilities that significantly exceed our total available cash. Further, the majority of our April payroll will be due by April 28, 2006. Unless we are able to obtain financing, we will not be able to pay our current liabilities, and we will not be able to satisfy our current payroll obligations. Accordingly, we will likely be forced to reduce our workforce and maintain only minimal operations until we are able to obtain financing. Our lack of cash may have a direct negative impact on our operations and the results thereof.

As of April 14, 2006, we are negotiating with an investment group to obtain funding of up to $2 million. We are also negotiating with an investment banking firm to obtain assistance in raising additional capital. There can be no assurance that we will be successful in completing any of these transactions or obtaining such additional capital and we have no binding commitments to obtain any capital.

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

The net loss from foreign operations in China and South Korea for the year ended December 31, 2005 was approximately $2,095,000, and in China for the year ended December 31, 2004 was $837,337 (no Korean operations in 2004). Total combined assets and net assets (deficit) in Win Win Shanghai and Pixiem Korea at December 31, 2005 were $1,455,024 and $(228,674), respectively, and in China for the year ended December 31. 2004 was $114,212 and $93,151, respectively. The Company’s total investment in foreign operations in Win Win Holding, Limited, Win Win Shanghai and Pixiem Korea at December 31, 2005 was $3,194,963 and in Win Win Shanghai in 2004 was $940,000.

Restrictions on Transfer of Assets out of China

Dividend payments by Win Win Shanghai are limited by certain statutory regulations in China. In China, no dividends may be paid without first receiving prior approval from the Foreign Currency Exchange Management Bureau. Dividend payments are restricted to 85% of profits, after tax in China. Repayments of loans or advances from Win Win Shanghai, unless certain conditions are met, will be restricted by the Chinese government. Cash held in the PRC by Win Win Shanghai at December 31, 2005 was $81,966, and is not freely transferable to the United States without permission from the Foreign Currency Exchange Management Bureau of the PRC. The effect of these restrictions on the consolidated financial position and operating results of the Company could not be reasonably determined, but was deemed by management not to be significant at December 31, 2005.

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

The functional currency for Win Win Shanghai is the Yuan Renminbi. The functional currency for Pixiem Korea is the Korean Won. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation,” assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; revenues and expenses are translated using the average exchange rates in effect during the period. The cumulative translation adjustments are included in accumulated other comprehensive income (loss), which is a separate component of stockholders' equity. Foreign currency transaction gains or losses are included in the results of operations. Due to the stability of the Chinese Yuan and the Korean Won in 2005, and for the cumulative period from May 10, 2002 to December 31, 2005, there were no significant translation adjustments during that period of time.

Comprehensive Income (Loss)

Under SFAS No. 130, “Reporting Comprehensive Income,” we are required to report the changes in stockholders' equity from all sources during the period, including accumulated foreign currency translation adjustments. Foreign exchange translation gains were not significant for the years ended 2005 and 2004, and for the cumulative period from May 10, 2002 to December 31, 2005.

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

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Estimates

Several areas require management's estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates are related to accrued expenses, the valuation of intangible assets, the valuation of contingent liabilities, and the valuation of the stock warrants, and options issued and outstanding.

Extinguishment of Debt of Preacquisition Liabilities From Junum - Extraordinary Income - Year Ended December 31, 2004

Prior to 2004, several areas required management's estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to valuation of the Company’s liabilities that were deemed acquired by Win Win, Inc. in the reverse acquisition, valuation of payroll tax and other contingent liabilities including taxes payable, and the valuation of the stock warrants and options issued by Junum and outstanding.

The Company retained all of the liabilities that it had prior to the reverse acquisition with Win Win, Inc., when the Company operated under the name Junum, including those liabilities that it incurred in connection with a series of separate businesses that it operated under different management groups since inception in December 31, 1992 (collectively, these liabilities relating to the prior operations of the Company are referred to as the “Junum Liabilities”). In accordance with SFAS No. 141, “Accounting for Business Combinations”, if a preacquisition contingency can be determined, that preacquisition contingency is required to be accrued. Management had estimated its exposure to the Junum Liabilities at December 31, 2003. Most of these liabilities had been resolved during the years ended December 31, 2005 and 2004 and the remaining liabilities at December 31, 2005 are recorded under the caption “Accrued legal liabilities” at their estimated settlement amount. The extraordinary income recognized during the year ended December 31, 2004 from the extinguishment of Junum Liabilities was $598,229. The Junum liabilities totaled approximately $210,000 at December 31, 2005, which has been recorded as a contingent liability for a legal settlement (refer to Note 11).

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

We recognize revenues in accordance with the guidelines of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 01-04, “Revenue Recognition”. For our lottery operations, we recognize our consulting revenues, which are derived principally from the sale of lottery tickets, when we receive final lottery sales data from the China Government Welfare Lottery Bureaus. For our wireless operations, we recognize revenues principally from the sale or subscription of our games to wireless subscribers. The wireless carriers and their agents are responsible for billing, collecting, and remitting to us our fees. The wireless carriers generally report the final sales data to us within 10 to 45 days following the end of each month. When final sales data is not available in a timely manner for reporting purposes, we estimate our revenues based on available sales data and historical trends. To date, instances requiring estimates have not been significant. We will record differences between estimated revenues and actual revenues in the next reporting period once the actual amounts are determined.

Software Development Costs

We account for our software development costs in accordance with SFAS No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed.” Under SFAS No. 86, we expense software development costs as incurred until we determine that the software is technologically feasible. Generally, to establish whether the software is technologically feasible, we require the product to be successfully deployed (ported) onto a handset. We assess its detailed program designs to verify that the working model of the game engine has been tested against the product design.

Research and development costs associated with the creation of computer software (game platforms) graphics and porting costs, prior to reaching technological feasibility are expensed as incurred, except for related computer equipment expenditures for personal computers and other hardware components, which are capitalized and depreciated over their useful lives.

Generally, all expenditures for research activities relating to mobile game development and improvement are charged to expense as incurred. Such expenditures amounted to $818,975 in 2005.

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

We consider all highly-liquid debt investments with a maturity of three months or less as cash equivalents.

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

Depreciation and amortization are provided for financial reporting on the accelerated and the straight-line methods over the estimated useful lives of the respective assets as follows:

Estimated Useful Lives

Equipment	5 - 7 years
Software	3 years
Leasehold improvements	10 years

Long-Lived Assets

Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.

For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value.

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets (Continued)

Long-lived assets are considered held for sale when certain criteria are met, including: management’s commitment to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell.

Goodwill

We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using discounted projected cash flows. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We conduct our annual impairment test as of December 31 of each year, and have determined there to be no impairment in 2005. There were no events or circumstances from the date of our assessment through the filing date of this report, that would impact this assessment.

Start-Up Costs

In accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position (“SOP”) 98-5, "Reporting on the Costs of Start-up Activities,” we expense all start-up and organizational costs as they are incurred. Preproduction design and development costs for the current television program being produced in the PRC are expensed as incurred. This program is being developed to help market our new Slam Dunk II game.

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity-Based Compensation

We account for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (“APB”), "Accounting for Stock Issued to Employees." Under APB No. 25, the Company recognizes stock-based compensation expense related to employee stock options, only for options that are granted at a price below the market price on the day of grant. SFAS No. 123, "Accounting for Stock-Based Compensation," prescribes the recognition of compensation expense based on the fair value of options on the grant date, but allows companies to continue applying APB No. 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. Stock-based compensation expense is recognized for non-qualified stock options over the period the option vests.

In December, 2004, the Financial Accounting Standards Board reached a consensus on the effective date for SFAS No. 123R, “Share-Based Payments,”  for fiscal years beginning after June 15, 2005. SFAS No. 123R requires us to measure compensation cost for all outstanding unvested share-based awards at fair value. We will adopt the provisions of SFAS No. 123R with an implementation date of January 1, 2006. The adoption of this standard will not affect the stock-based compensation associated with our restricted stock awards which are already recorded at fair value on the date of grant and recognized over the service period.

SFAS No. 123R permits public companies to adopt its requirements using one of two methods: “the modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date; or the “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate either all prior periods presented or all prior interim periods of the year of adoption based on the amount previously recognized under SFAS No. 123 for purposes of pro forma disclosures. We plan to adopt SFAS No, 123R using the modified prospective method.

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Retirement Savings Plan

We have a 401(k) savings plan covering substantially all of our U.S. employees. Eligible employees may contribute through payroll deductions. There were no Company contributions made to the 401(k) savings plan in 2005 and 2004.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109 "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is unlikely to be recognized.

We did not provide any current or deferred income tax provision or benefit for any periods presented to date because the Company has continued to experience a net operating loss since inception (refer to Note 8).

Fair Value of Financial Instruments

The recorded amounts of our financial assets and liabilities (cash, accounts receivable, accounts payable, accrued expenses and notes payable) at December 31, 2005 approximate the fair value based on the Company's incremental borrowing rate or due to the relatively short period of time between origination of the instruments and their expected realization. The fair value of our warrant liability, accounted for under the guidance provided in Emerging Issues Task Force Abstract (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” has been estimated using the Black-Scholes model (see Note 10).

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

Cash in bank accounts is at risk to the extent that it exceeds Federal Deposit Insurance Corporation insured amounts. To minimize risk, the we place our cash with high credit quality institutions. A substantial portion of our cash is deposited in accounts with two prominent U.S. banks. Additionally, we maintain approximately $82,000 and $59,000 in cash accounts in the PRC and Hong Kong, respectively..

Loss Per Share

The Company accounts for loss per share under the provisions of SFAS No. 128, “Earnings Per Share,” which requires a dual presentation of basic and diluted loss per share. Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted earnings per share is computed assuming the conversion of convertible preferred stock and the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants.

Segment Reporting

We follow SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” We currently operate and report two business segments - our wireless business from Pixiem and E-BEAR and our lottery business from Win Win Shanghai.

For the year ended December 31, 2005, we had two reportable segments consisting of mobile games, reflecting the sale and distribution of mobile games by Pixiem (May 11, 2005 to December 31, 2005) and lottery activities in the PRC. We presently evaluate performance based on revenue, and operating profit (loss) before income taxes. The following is information for our reportable segments for the year ended December 31, 2005:

	Mobile Games	Lottery	Corporate	Total

Revenue	$193,889	$2,634	$-	$196,523
Loss from operations	$(3,334,527)	$(1,424,230)	$(5,050,304)	$(9,809,061)
Total Assets	$2,065,787	$704,192	$1,046,361	$3,816,340

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 153 is not expected to have a material impact on our results of operations or financial position.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 is an interpretation of
SFAS No. 143, “Asset Retirement Obligations,” which was issued in June 2001. FIN 47 was issued to address diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than December 31, 2005 for our Company. We are currently evaluating the impact of the adoption of FIN 47 on our financial statements.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154) which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - an Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the methods issuers should use to account for and reporting accounting changes and error corrections. Specifically, this statement requires that issuers retrospectively apply any voluntary change in accounting principles to prior period financial statements, if it is practicable to do so. This principle replaces APB No. 20, which required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change to the new accounting principle on prior periods in the net income reported by the issuer in the period in which it instituted the change. SFAS No. 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. Unless adopted early, SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The company does not expect the adoption of SFAS No. 154 to have an impact on its financial position or result of operations.

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

4. BUSINESS ACQUISITIONS AND JOINT VENTURE AGREEMENT

Acquisition of Pixiem, Inc.

On May 11, 2005, we (through Wireless) acquired all of the outstanding capital stock of Pixiem in exchange for an aggregate of 3,000,000 shares of the Company's common stock pursuant to agreements entered into in March 2005. These shares were valued at $1.8 million, representing their fair market value based upon the closing sale price per share of our common stock for the trading day immediately preceding the closing date of the acquisition. At that date, Pixiem was indebted to the Company in the amount of $557,984 as a result of loans and accrued interest made pursuant to a loan agreement entered into contemporaneously with the execution of the Pixiem acquisition agreement. Such outstanding loan amount has been accounted for as a portion of the Pixiem purchase price.

We incurred direct costs of approximately $50,000 related to the Pixiem acquisition.

The acquisition of Pixiem gave us immediate access to mobile games and content development capability for the pursuit of growth opportunities in the wireless entertainment game market worldwide. Pixiem also represents for us a step toward the development, sales and distribution of a broad line of wireless games for a number of regional markets and potentially worldwide markets.

The total purchase price for Pixiem, which consisted of the value of the stock ($1,800,000); and assumption of our pre-acquisition debt to Pixiem, net of cash acquired ($541,357); totaled $2,341,357. The total purchase price, including the $50,000 of indirect costs capitalized which related to the Pixiem acquisition, was $2,391,357.

In accordance with the purchase method of accounting, the results of Pixiem and the estimated fair market values of the assets and liabilities have been included in our consolidated financial statements from the date of acquisition (May 11, 2005).

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

4. BUSINESS ACQUISITIONS AND JOINT VENTURE AGREEMENT (Continued)

Acquisition of Pixiem, Inc. (continued)

The purchase price for Pixiem was allocated to assets acquired and liabilities assumed. The estimated fair value of the tangible assets acquired and liabilities assumed approximated the historical cost basis. The excess of the purchase price over the fair value of the tangible assets was allocated to in-process research and development and intangibles, based on their estimated fair values, as determined by management with the assistance of an independent third-party appraiser, as follows:

Accounts receivable	$144,877
Loan receivable and investment in subsidiary	207,900
Other assets	10,842
Property, plant, and equipment	13,551
Customer relationships	820,000
Goodwill	745,643
Total assets acquired	$1,942,813
Accounts payable	(154,896)
Other current liabilities	(14,560)
Total liabilities assumed	(169,450)
Net assets acquired	$1,773,357
Acquired in-process research and development	618,000
Total Purchase Price - Pixiem, Inc.	$2,391,357

Of the $1,942,813 of acquired assets, $820,000 was assigned to customer relationships and $745,643 was assigned to goodwill, which is not subject to amortization. $618,000 was assigned to in-process research and development assets that were written off at the date of acquisition in accordance with SFAS No. 2, “Accounting for Research and Development Costs,” and FIN No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.”. The allocation of the purchase price is based on the final valuation of certain intangible assets that were obtained from the independent third-party appraiser.

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

4. BUSINESS ACQUISITIONS AND JOINT VENTURE AGREEMENT (Continued)

Acquired “in-process research and development” expense in the 2005 Statement of Operations represents the value assigned to research and development projects in our purchase of Pixiem. The projects were commenced ,but had not yet reached technological feasibility at the date of acquisition, nor did they have any alternative future use in research and development activities or other applications. In accordance with SFAS No. 2, as interpreted by FIN 4, amounts assigned to acquired in-process research and development meeting the above criteria must be charged to expense at the date of consummation of the purchase business combination. In 2005, a charge of $618,000 was recorded for purchased in-process research and development costs in conjunction with this business combination, based on the final allocations of purchase price.

Goodwill is comprised of the residual amount of the purchase price over the fair value of acquired tangible and intangible assets. We believe that the goodwill value in Pixiem is not impaired principally due to the customer relationships, in combination with the existing technology, are more valuable together than separately. Pixiem has developed a good reputation beyond its existing customers and the “work-force-in-place” value for having Pixiem's employees being identified and hired. We have also done a recent valuation of Pixiem, Inc. and the results of the valuation showed a valuation in excess of the goodwill recorded at acquisition.

The operating results of Pixiem have been included in our statement of operations from May 11, 2005. The following table presents the unaudited results of operations of the Company as if the acquisition had been consummated as of January 1, 2004, and includes certain pro forma adjustments, including depreciation and amortization on the assets acquired, and research and development costs.

	2005	2004
Revenues	$239,604	$201,544
Net loss	$9,998,975	$7,096,427
Net loss per share - basic and diluted	$(0.19)	$(0.19)
Shares used for computing net loss per share	51,521,151	38,058,967

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

4. BUSINESS ACQUISITIONS AND JOINT VENTURE AGREEMENT (Continued)

Bijou Studios, Inc. Asset Purchase

On July 5, 2005, the Company entered into an asset purchase agreement with Bijou Studios, Inc., (“Bijou”) pursuant to which Bijou agreed to sell to the Company all of its rights to software (called ClanPass Tournament System) described below, for an aggregate purchase price of $400,000, of which $185,000 is payable in shares of Company common stock. The purchase price was payable in installments as follows: (i) $10,000 in cash was paid upon execution of the acquisition agreement, (ii) $15,000 in cash was paid prior to the closing date October 13, 2005, (iii) $35,000 in cash was paid subsequent to the closing date, (iv) $40,000 in cash was due on closing (unpaid), (v) $65,000 in cash was payable 30 days following the closing date (unpaid), (vi) $50,000 in cash was payable 60 days following the closing (unpaid), and (vii) $185,000 in restricted stock was issued on the closing date October 13, 2005. Several months after the closing, a third party had also claimed an interest in the rights to the ClanPass Tournament System (see Note 11). Until this potential litigation matter is settled with this third party, we will not make any further payments as specified in the asset purchase agreement with Bijou until this matter is resolved. At the time of acquisition, we were unaware of any third party claims to this software.

The value of the stock portion of the purchase price was determined by reference to the market price of Company common stock on the last trading date prior to the execution of the agreement (i.e., July 1, 2005). On such date, Company common stock closed at $0.78; therefore, the Company was obligated, and we issued 237,179 shares of Company's restricted common stock to Bijou.

The assets being acquired by the Company consist of rights to game software applications known as the ClanPass Tournament System. The ClanPass Tournament System consists of a suite of virtual servers that enable full interaction between players, including chat, messaging, instant challenges, the creation of game server networks, and the designing of tournament templates. ClanPass also provides the ability to integrate third-party game servers to create and manage tournament-related transactions such as statistics, ranking, full player reports, year-to-date summaries, prize-enabling, and similar functions. ClanPass had not been placed in service at December 31, 2005.

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

4. BUSINESS ACQUISITIONS AND JOINT VENTURE AGREEMENT (Continued)

Shanghai E-BEAR Digital Mobile Software, Inc.

On September 27, 2005, Win Win Holding Limited entered into an asset purchase agreement (the “Agreement”) with E-BEAR Digital Software Co., Ltd. (“E-BEAR”), a Chinese corporation, pursuant to which the Seller sold to the Company all of the Seller’s capital stock in exchange for cash and shares of the Company for an aggregate purchase price of $300,000 of which $150,000 is payable in common stock of the Company. This acquisition was subject to the approval of the Chinese Government and on December 22, 2005 (“closing”), the Company received from the Chinese Government a certificate of approval, allowing this acquisition to be completed. The purchase price was payable in installments as follows: (i) $45,000 in cash was payable 30 days following the closing, (ii) $42,000 in cash was payable 90 days following the closing, and (iii) $21,000 in cash is payable 180 days of the closing. The remaining balance of $42,000 is to be paid upon the Seller reaching certain revenue milestones. The total amount paid in stock as of December 31, 2005 was $150,000. The company currently intends to pay off the remaining cash balance to the former owners of E-BEAR of $150,000 in 2006 and is included under the caption “Notes Payable” on the balance sheet at December 31, 2005.

The value of the stock portion of the purchase price was determined by reference to the market price of the Company’s Common Stock on June 30, 2005. On such date, the Company’s Common Stock closed at $0.80, therefore, the Company is obligated to issue to 188,297 shares of its Common Stock to the Seller on the date of the approval. The Assets acquired by the Company consist of mobile games (software). It was determined that the company did not have any intangible assets at the time of acquisition other than Goodwill. The total Goodwill recorded at the date of acquisition was $244,174. We believe that there is goodwill value in E-BEAR because the company is in the growing China wireless entertainment game market, and is therefore not impaired at December 31, 2005.

E-BEAR is an early-stage mobile game development company and its revenues and expenses were not significant from January 1, 2005 to September 27, 2005. We had determined that the book value of E-BEAR’s tangible assets approximated the fair value of its tangible assets at September 27, 2005.

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

4. BUSINESS ACQUISITIONS AND JOINT VENTURE AGREEMENT (Continued)

PayByTouch Joint Venture and Note Payable

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

On January 17, 2006, the Company executed and delivered an Amended and Restated Secured Promissory Note (the “Amended and Restated Note”) to PBT which amends, restates and supersedes the Note. The Amended and Restated Note (a) increases the principal amount to two and one-half million dollars ($2,500,000) (the “New Principal”), payable in full on March 31, 2006 (extended to April 30, 2006)(see Notes 1 and 9) and (b) changes the annual interest rate on all outstanding principal as of January 17, 2006, to eight percent (8%), and ten percent (10%) after default, if there is an event of default as defined. However, the Company remains obligated to pay an annual interest rate of fifteen percent (15%) on one million dollars ($1,000,000) of the New Principal, for the period from September 30, 2005 through, but not including, January 17, 2006.

In addition, for a period of at least ninety (90) days, ending December 31, 2006 (the "Cooperation Term"), we will provide PBT with: (a) reasonable selling support to assist in driving PBT's biometric authentication and payment solutions into the Chinese Video Lottery Terminal (“VLT”) solution that is being prepared by local Chinese parties and potentially by us in the future for rollout across China; (b) potential networking contacts in China for the purpose of promoting PBT solutions into other applications beyond VLTs; (c) support from our legal counsel for tactical and strategic guidance on PBT's entry of its biometric technology into China; and (d) physical and logistical support for PBT's entry into China.

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

5. LOSS PER SHARE

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

Common stock equivalents warrants, totaling 9,476,721 and 7,091,181 at December 31, 2005 and 2004, respectively, are not included in the diluted loss per share for the years ended December 31, 2005 and 2004, as they are anti-dilutive. The warrants are generally exercisable 3-5 years from the issuance date at exercise prices ranging from $.25 to $1.03 per share. Substantially all of the outstanding warrants expire in 2008.

6.	PROPERTY AND EQUIPMENT

These assets at December 31, 2005 consist of:

Equipment	$762,767
Software	556,818
Leasehold improvements	126,948
Total	1,446,533
Less: Accumulated depreciation and amortization	(160,011)

Total	$1,286,522

Depreciation and amortization expense for the years ended December 31, 2005 and 2004 and for the cumulative period from May 10, 2002 (Inception) to December 31, 2005 were $143,398, $37,438, and $312,364, respectively. The total net book value of equipment and leasehold improvements in Korea and the PRC was $562,833 at December 31, 2005.

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

7.  INTANGIBLE ASSETS

The portion of the acquisition costs of Pixiem and E-BEAR that has been allocated to customer relationships and goodwill totaled $1,809,818. Such allocation was made on the basis of their appraised value. The following table summarizes the lives and carrying values of the Company's intangible assets by category, at December 31, 2005:

	Life	Gross Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	3	$820,000	$170,835	$649,165
Trademarks	10	38,523	-	38,523
Goodwill		989,818	-	989,818
Total		$1,848,341	$170,835	$1,677,506

Trademarks will be amortized when placed in service. Amortization expense for intangible assets was $170,835 for the year ended December 31, 2005.

8. INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes".

As of December 31, 2005, we have an available federal net operating loss carryforward to offset future taxable income, if any, of approximately $16,000,000. The federal net operating loss carryforwards expire during the years 2023 through 2025. The utilization of the our net operating loss will be subject to a substantial limitation due to the “Change of ownership provisions” under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of all of the net operating loss before its utilization. We also have a net operating loss carryforward for PRC income tax reporting purposes of approximately $2,000,000. Pixiem Korea has a net operating loss carryforward for Korean income tax reporting purposes of approximately $600,000.

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

8. INCOME TAXES (Continued)

The Company has recorded a full valuation allowance of $6,510,000 against the deferred tax asset, the federal net operating loss carryforward of $18,600,000, as management believes that it is very likely that substantially all of the deferred tax assets will not be realized. The change in the valuation allowance, based on a 35% effective tax rate, in 2005 and 2004 was an increase of approximately $3,200,540 and $2,460,172, respectively.

	For the years ended December 31,
	2005	2004

U.S. loss	$7,713,842	$6,191,726
Foreign loss	2,095,219	837,337
Total	$9,809,061	$7,029,063

Prior to March 31, 2003, the date of the reverse merger and subsequent to that date, the Company filed consolidated tax returns with its subsidiaries and has continued to file consolidated tax returns to date. However, we recently discovered that effective March 31, 2003, we had involuntarily revoked our election to file consolidated tax returns, due to the reverse merger. During the periods subsequent to the reverse merger, the Company has continued to have operating losses, both on a consolidated basis and individual company basis.

We are presently reviewing the tax consequences of this issue as well as the taxability of the reorganization that occurred on March 31, 2003 and other transactions that were related to the reverse merger and reorganization. This issue may affect the amount of Net Operating Losses we may carry forward to future years. The Company presently believes that no provision for taxes should be made in the financial statements at December 31, 2005, for any tax liability regarding these issues.

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

9. NOTES PAYABLE

Notes Payable at December 31, 2005, consisted primarily of a secured (by all assets of the Company) promissory note payable due April 30, 2006 of $1,000,000 with interest currently payable at an annual interest rate of 8%, (also see Note 4), and amount due to former E-BEAR shareholders, (unsecured) non-interest bearing, totaling $150,000 regarding the acquisition of E-BEAR (see Note 4). Per Note 4, the $150,000 note is due upon reaching certain revenue milestones in 2006.

Total interest costs incurred and expensed for the years ended December 31, 2005 and 2004, and for the cumulative period from May 10, 2002 to December 31, 2005 was $90,591, $4,627, and $554,758, respectively.

10. STOCKHOLDERS’ EQUITY

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

On February 25, 2005, the Company entered into a Securities Purchase Agreement (the “SPA”) and a Registration Rights Agreement (the “RRA”) with the Van Wagoner Private Opportunities Fund L.P. (the “Initial Investor”). Pursuant to SPA, on February 25, 2005 (the “Closing Date”), the Initial Investor acquired 4,000,000 shares of the Company’s Common Stock for an aggregate purchase price of $2,000,000.

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

10. STOCKHOLDERS’ EQUITY (Continued)

The SPA permitted the Company to allow additional investors reasonably approved by the Initial Investor to acquire the Company’s common stock on identical terms as those obtained by the Initial Investor at subsequent closings that occurred during the thirty-day period following the Closing Date (the “Subsequent Offering Period”). The Initial Investor, however, had the right to acquire up to an additional 2,000,000 shares of the Company’s common stock at the first of any such subsequent closings and, if no such subsequent closings occurred, then upon the expiration of the Subsequent Offering Period. The issuance of the shares to the Initial Investor was effected in reliance on the exemption from the registration provisions of the Securities Act of 1933 provided by Regulation D, Rule 506.

The Company also issued the Initial Investor a Warrant (the “Warrant”) pursuant to the SPA and would issue any subsequent investors a like Warrant. The Warrant relates to the purchase of a number of shares of the Company’s common stock equal to three percent of the aggregate number of shares of common stock acquired by an investor on the Closing Date or at any subsequent closing date for each month (pro rated for partial months) that a Trigger Event exists.

A “Trigger Event” is defined as the inability, after June 24, 2005, of the holder of the Warrant to sell any of the shares of common stock acquired pursuant to the SPA or the shares issuable upon exercise of the Warrant because of the lack of an effective registration statement authorizing the resale of such shares. The Warrant expires on February 25, 2010. The Warrants are exercisable at a price of $.50 per share and contain a net exercise or cashless exercise feature. The Warrants also contain a full ratchet anti-dilution feature that requires the Company to reduce the exercise prices of the Warrant to the lowest price that the Company sells its common stock (or is deemed to have sold its common stock as the result of the issuance of an option or convertible security) after the Closing Date. The total warrants that have accrued at December 31, 2005, pursuant to this Trigger Event, are 1,785,540.

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

10. STOCKHOLDERS’ EQUITY (Continued)

We have evaluated the terms of the Warrant using the guidance provided in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF No. 00-19. We have concluded that certain provisions in the terms of the Warrant require us to record a warrant liability for the fair value of the warrants accruing under the Trigger Event defined above. The holders of the Warrant have registration rights that require us to file, to have declared effective, and to maintain the effectiveness of a registration statement with the SEC to register the resale of the common stock purchased and to also register the common stock issuable upon exercise of the warrants. Under the guidance provided by EITF No. 00-19, the ability to register stock is deemed to be outside of our control, therefore, the potential shares that will be issued upon exercise of the warrants are unknown, making the ultimate settlement of this Trigger Event undeterminable at December 31, 2005. Accordingly, the fair value of the Warrant at December 31, 005 is $610,792, and this amount has been recorded as a liability in our consolidated balance sheet, and in our 2005 consolidated statement of operations in other income and expenses, as “Change in fair value of warrants”. This warrant liability will be adjusted to fair value at the end of each future reporting period. The accounting for the Warrant as a liability will terminate on the date the registration statement is declared effective by the SEC.

The fair value at date of grant for the Warrants granted above was $610,792 estimated using the Black-Scholes option valuation model with the following assumptions:

Expected life in years	5 years
Risk free interest rate	4.35%
Expected stock volatility	99%
Expected dividend yield	0%

During the fiscal year 2005, an aggregate of 14,156,000 shares had been sold to 36 individual investors, including the Initial Investor, (of which 6,000,000 shares were purchased by a single institutional investor), resulting in gross proceeds to the Company of $7,078,000. All such shares are “restricted securities” within the meaning of the 1933 Act. As a consequence, the investors demanded and were granted certain registration rights which obligate the Company to register such shares under the 1933 Act. We are obligated to pay all expenses of such registration process and granted customary indemnity and contribution rights with respect thereto.

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

10. STOCKHOLDERS’ EQUITY (Continued)

In April and June 2005, the Company issued an aggregate of 350,000 shares to two officers as compensation for 2004 services. The shares were valued at $.90 per share and the expense was accrued on December 31, 2004. On August 31, 2005, the Company issued to two new officers 250,000 shares of its restricted common stock as compensation for taking executive positions with the Company. The shares were valued at $.77 per share based on the closing market price at the date the shares were issued, for an aggregate amount of $192,500. This expense was included in stock-based compensation expense for the year ended December 31, 2005.

In April 2005, 118,535 shares of common stock were issued in connection with the retirement of an aggregate of $114,978 of debt.

In May 2005, 3,000,000 shares were issued to Pixiem, Inc. stockholders for the acquisition of that company. These shares were valued at $1.8 million, representing their fair market value based upon the closing sale price per share of the Company’s common stock for the trading day immediately preceding the closing date of the acquisition. In October 2005, 237,179 shares were issued for the acquisition of Bijou Studios, Inc. The shares were valued at $.78 per share, the market prices of our common stock on the last trading date prior to the execution of the acquisition agreement (i.e., July 1, 2005), for a total value of $185,000. In December 2005, a total of 188,297 shares were issued to E-Bear stockholders for one-half of the acquisition price of E-Bear Digital Mobile Software, Inc. The shares were valued at $150,000.

The Company also issued 351,669 shares to consultants during the year for services provided to the Company. The total stock-based compensation expense recorded from the issuance of these shares for the year ended December 31, 2005 was $271,263.

In March 2005 and September 2005, 20,000 non-qualified stock options were exercised by one investor for an exercise amount of $8,000. In September 2005, 750,000 compensatory stock options were exercised by one officer in a cashless transaction in exchange for 357,558 shares of common stock.

In December 2005, the Company issued a total of 600,000 warrants to two advisory board members as compensation for their services to the Company. The warrants have an exercise price of $.50 per share. The total stock-based compensation expense recorded from the issuance of these warrants in 2005 was $249,500.

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

11. LEGAL PROCEEDINGS

We have previously reported that in February 2003 David Coulter, former Chief Executive Officer and majority stockholder of Junum, Inc. had filed several civil actions against the Company and others in the Superior Court of the State of California for the County of Los Angeles (Central District), and in the County of Orange, California seeking more than $3 million in damages and other relief. The claims filed in Orange County originally alleged unauthorized removal from the board of directors and breach of fiduciary duty. The claims filed in LA County alleged a breach of an employment contract, labor code violations, breach of a covenant of good faith and fair dealing, breach of a $1 million promissory note, and intentional and negligent interference with prospective business and economic advantage. The Company filed counter-claims against the former CEO for breach of fiduciary responsibilities and conversion, for which it is seeking damages. The original Orange County complaint became moot as a result of action taken by the Company’s shareholders. The LA County complaints were consolidated into one action and the former CEO subsequently filed an amended complaint alleging only a breach of an employment contract, conversion, imposition of a constructive trust and labor code violations, and sought damages in excess of $6.5 million.

On June 24, 2005, the LA County Superior Court entered an order denying the former CEO’s Motion for Summary Adjudication of his causes of action for alleged breach of contract, labor code violations and penalties, through which he had sought more than $1.8 million in damages. The Court found that there were numerous triable issues of material fact, including whether the former CEO’s unsigned written employment agreement was valid, the terms of such alleged agreement, and, even if valid, whether the Company had any remaining responsibilities thereunder.

On September 15, 2005, the consolidated case was transferred to the Orange County Superior Court by stipulation of the parties. A case management conference has been scheduled for April 20, 2006, at which time a trial date will likely be set and where we intend to vigorously defend our position in court. The Company presently believes that the ultimate settlement of this case will not be material to our financial condition.

In a separate case, David Bernard sued WinWin Gaming, Inc. in the United States District Court for collection on the following two convertible promissory notes that had been assigned to him: (1) a convertible promissory note in the amount of $100,000 dated February 9, 2001 between Junum, Inc. and Banca Commerciale Lugano; and (2) a convertible promissory note in the amount of $50,000 dated February 9, 2001 between Junum, Inc. and GTS Gann Trading Services, Inc.

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

11. LEGAL PROCEEDINGS (Continued)

On March 30, 2006, a settlement was reached whereby we will pay David Bernard $70,000 over an eight month period of time following the settlement date and issue 200,000 shares of our restricted stock with piggyback registration rights. The total settlement amount guaranteed in the payout to David Bernard is $210,000, with any shortfall to be paid with the issuance of additional shares of our common stock.

WinWin is involved in a potential litigation dispute related to rights in the ClanPass Tournament System acquired by WinWin in an asset purchase agreement with Bijou Studios, Inc. dated as of July 5, 2005 (refer to note 4). Several months after the closing, a third party claimed an interest in the rights to the ClanPass Tournament System. WinWin has suspended payments due under the asset purchase agreement until this matter is settled with the third party. Management feel this will not have a material adverse effect on Win Win.

In addition to the foregoing, from time-to-time we may be involved in other litigation relating to claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. We may also be subject to claims arising out of our operations in the normal course of business. As of the date of this filing on Form 10-KSB, we are not a party to any such other litigation that would have a material adverse effect on us or our business.

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

12. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under operating leases which contains renewal and escalation clauses. The Company has these rental agreements with non-related parties for the offices occupied by WinWin Gaming, Inc. at $6,000 per month, expiring June 2007; for the offices occupied by Win Win Shanghai at $7,400 per month, expiring September 2011; for the offices occupied by Pixiem New Jersey at $6,000 per month, expiring July 2008; and for the offices occupied by Pixiem Korea at $13,300 per month, expiring May 2007. Rental expense under operating leases for 2005 was $251,398. Future minimum rental commitments for noncancelable operating leases in effect as of December 31, 2005 are shown in the table below. The aggregate minimum rental commitments for such leases having terms of more than one year are:

Year	Operating Leases

2006	$393,138
2007	276,752
2008	130,800
2009	88,800
2010	88,800
Thereafter	66,600
Aggregate minimum lease commitments	$1,044,890

Professional Employer Organization

The Company has entered into a contract with Administaff, Inc. to provide professional employer organization ("PEO") services, also known as "employee leasing", to the Company. Administaff’s services include payroll administration, human resource administration, consulting on employee legal and regulatory compliance, providing comprehensive benefits including retirement plans, workers' compensation coverage, loss control and risk management and certain other services. The Company has control over the day-to-day job duties of the employees. Our contract with Administaff is subject to renewal on an annual basis.

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

12. COMMITMENTS AND CONTINGENCIES (Continued)

License Agreements

We entered into a co-publishing license agreement with ESPN in September 2005. Under this license agreement, we are to receive 60% of the net revenue for the mobile game downloads in 2006 and 55% of the net revenue for the mobile game downloads in 2007 and 2008, and we are obligated to pay annual minimum license fees, ranging from $350,000 in 2006, $550,000 in 2007, and $750,000 through the year 2008. This commitment is based on the sale of five mobile games listed under this agreement from the date of their first launch with the carriers for a one-year period of time. A total of four games were launched in November and December 2005. We were unable to launch our fifth game title due to the lack of interest by mobile phone carriers in the game title and play. We are currently working with ESPN to bring in a new game title, that we have almost completed and have also obtained preliminary acceptance to launch the game with various carriers. We anticipate that ESPN will allow this game to be substituted in and launched as the fifth game title under this license agreement. As of December 31, 2005, based on the recent launch of our games and our present current future years’ revenue projections for these games, management believes that this license agreement will be operated at a net profit to the Company.

In April 2005, we entered into a license agreement with The All England Lawn Tennis Club (Wimbledon) Limited, whereby Wimbledon granted to us the exclusive right and license to supply, sell, advertise and promote goods, merchandise and services of any description with the use of the Wimbledon Identification, for a contract period ending December 31, 2007. Under this license agreement, Wimbledon is guaranteed royalties for each year of the agreement in the amount of $100,000. After the guaranteed royalty has been met, Wimbledon is to receive forty percent (40%) to fifty percent (50%) of the total revenues we receive in connection with the interactive games we develop based on the Wimbledon Championships. We released one Wimbledon game in 2005, and are planning to release two additional Wimbledon games in 2006.

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

13. STOCK OPTION PLAN

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

During 2005, the Company granted qualified and nonqualified stock options to purchase 9,458,208 shares of the Company's common stock at exercise prices of $0.40, $0.45, $0.54, $0.80, $0.92, and $1.05 per share.

As of December 31, 2005, the Company was obligated to issue 750,000 shares of the Company’s common stock ,valued at $.40 per share on the date of grant, to an officer of the Company, resulting in stock-based compensation expense of $300,000. This amount was recorded on the balance sheet in the caption “Due to officers-accrued compensation”.

Stock option transactions to the employees and consultants are summarized as follows:

	2005	2004

Outstanding at beginning of year	4,174,445	—
Granted	9,458,208	4,199,445
Exercised	(770,000)	(25,000)
Forfeited	(850,000)	—
Outstanding at end of year	12,012,653	4,174,445
Shares exercisable at end of year	6,555,987	4,174,445

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

13. STOCK OPTION PLAN (Continued)

The above table includes options issued as of December 31, 2005 as follows:

A total of 1,382,653 non-qualified options have been issued to consultants at exercise prices of $.40, $.50, and $.72; a total of 5,060,000 qualified 3-5 year options have been issued to employees of the Company, at exercise prices of $.40, $.45, $.80, and $.90 per share; a total of 1,250,000 non-qualified 3 year options have been issued to advisory board members; and a total of 5,115,000 non-qualified 3-5-year options have been issued to directors and officers of the Company, at exercise prices of $.40, $.45, $.50, $.54, and $1.05 per share.

The following table provides certain information with respect to the above-referenced stock options outstanding and exercisable at December 31, 2005:

Exercise Prices	Stock Options Outstanding And Exercisable	Weighted Average Remaining Contractual Life - Years
$0.40	3,121,542	2.99years
$0.45	2,160,000	4.00years
$0.50	510,000	2.25years
$0.72	519,445	2.00years
$0.90	200,000	2.00years
$1.05	45,000	4.17years
.

There have been no significant modifications of outstanding stock option rewards.

The fair values at date of grant for the options granted above was $2,815,172 estimated using the Black-Scholes option valuation model with the following assumptions:

Expected life in years	3-5 years
Risk free interest rate	3.86% - 4.48%
Expected stock volatility	99%
Expected dividend yield	0%

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

13. STOCK OPTION PLAN (Continued)

In electing to continue to follow APB No. 25 for expense recognition purposes, the Company is obliged to provide the expanded disclosures required under SFAS No. 123 for stock-based compensation granted in 2005 to employees and others, including if materially different from reported results, disclosure of pro forma net loss and loss per share had compensation expense relating to the options measured under the fair value recognition provision of SFAS No. 123.

The Company's pro forma information for the years ended December 31, 2005 and 2004, prepared in accordance with the provisions of SFAS No. 123, is provided below. For purposes of pro forma disclosures, stock-based compensation is amortized to expense on a straight-line basis over the vesting period.

	2005	2004

Net loss as reported	$(9,809,061)	$(7,029,063)
Add: total stock-based compensation expense included in reporting income, all awards, net of related tax effects (which were none)	1,023,717	1,614,000
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (which were none)	(1,693,347)	(3,276,435)
Pro forma net loss	$(10,478,691)	$(8,691,498)
Basic and diluted loss per share - as reported	$(.18)	$(.18)
Basic and diluted loss per share - pro forma	$(.19)	$(.23)

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

14.	SUBSEQUENT EVENTS

In 2006 we entered into a Licensing Agreement with Yamaha Motor Corporation, U.S.A. (“Yamaha”) whereby Yamaha granted to us an exclusive right and license to use, reproduce and exploit the Yamaha Marks and Data Files in the design and development of specific wireless games. The term of the agreement expires three (3) years after the date of the first commercial sale of a Yamaha-branded wireless game (the “Launch Date”). Yamaha is to receive royalties in the amount of twenty percent (20%) of net revenue from wireless games and fifty percent (50%) of net revenue from the sale of ring tones and wallpapers, with a minimum guaranteed royalty to be paid in the aggregate for the term in the amount of $130,000. At December 31, 2005, no games had been released under the Yamaha brand. The first two Yamaha-branded games are expected to be released in July and November 2006, respectively, with two additional Yamaha-branded games scheduled to be released in February and April 2007, respectively.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

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

*10.1
Stock Exchange Agreement dated December 31, 2002, regarding the acquisition of Win Win, Inc. by the Company is incorporated by reference to Exhibit 10.1 to the Form 8-K current report of the Company for December 31, 2002.

*10.2	Amended and Restated Stock Exchange Agreement dated March 31, 2003, is incorporated by reference to Exhibit 10.1 to the Form 8-K current report of the Company dated March 31, 2003.

*10.3	Form of Warrant issued in connection with settlement agreement is incorporated by reference to Exhibit 4 to the 10-QSB quarterly report of the Company for the quarter ended September 30, 2003.

*10.4
Agreement, dated October 8, 2003, between Win Win, Inc. and Sande Stewart Television, Inc. is incorporated by reference to Exhibit 10 to the 10-QSB quarterly report of the Company for the quarter ended September 30, 2003.

*10.5
Cooperation Agreement, dated December 15, 2003, between Win Win Consulting (Shanghai) Co. Ltd. and Shanghai Welfare Lottery Issuing Center is incorporated by reference to Exhibit 10.1 to the Form 8-K current report of the Company filed on January 2, 2004.

*10.6
TV Cooperation Agreement, dated December 15, 2003, between Win Win Consulting (Shanghai) Co. Ltd. and Shanghai Welfare Lottery Issuing Center is incorporated by reference to Exhibit 10.2 to the Form 8-K current report of the Company filed on January 2, 2004.

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

*10.12
Project Cooperation Agreement, dated April 30, 2004, between Win Win Consulting (Shanghai) Co. Ltd and Shanghai VSAT Network Systems Co. Ltd. is incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

*10.13
Securities Purchase Agreement, dated February 25, 2005, among the Company and the investors who are parties thereto is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 28, 2005.

*10.14
Registration Rights Agreement, dated February 25, 2005, among the Company and the investors who are parties thereto is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 28, 2005.

*10.15
Revolving Credit Note and Agreement, dated March 16, 2005, between the Company and Art Petrie is incorporated by reference to Exhibit 10.15 to the Annual report on Form 10-KSB of the Company for the fiscal year ended December 31, 2004.

*10.16
Revolving Credit Note and Agreement, dated March 16, 2005, between the Company and John Gronvall is incorporated by reference to Exhibit 10.16 to the Annual report on Form 10-KSB of the Company for the fiscal year ended December 31, 2004.

*10.17	Co-Publishing Agreement, dated September 23, 2005 among Pixiem, Inc. and ESPN is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-QSB filed November 14, 2005.

*10.18	Form of Subscription Agreement dated November 2, 2005 used for private placements is incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-QSB filed November 14, 2005.

*10.19
Joint Venture Agreement, dated as of September 30, 2005, by and between Solidus Networks, Inc., d/b/a PayByTouch Solutions and WinWin Gaming, Inc. is incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K filed on October 20, 2005.

*10.20
Security Agreement, dated as of September 30, 2005, by WinWin Gaming, Inc., in favor of Solidus Networks, Inc., d/b/a PayByTouch Solutions is incorporated by reference to Exhibit 10.2 to the Current report on Form 8-K filed on October 20, 2005.

*10.21
Secured Promissory Note, dated September 30, 2005, by WinWin Gaming, Inc. to Solidus Networks, Inc., d/b/a PayByTouch Solutions is incorporated by reference to Exhibit 10.3 to the Current report on Form 8-K filed on October 20, 2005.

*10.22
Acquisition Agreement, dated September 27, 2005, by and among WinWin Gaming, Inc., E-Bear Digital Software Co., Ltd. (“E-Bear”) and the Shareholders of E-Bear is incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K filed on December 27, 2005.

10.23	Employment Agreement, dated December 20, 2005, between WinWin Gaming, Inc. and Peter Pang.

10.24	Employment Agreement, dated December 20, 2005, between WinWin Gaming, Inc. and Patrick Rogers.

10.25	Licensing Agreement, dated December 15, 2005, between Pixiem, Inc. and Yamaha Motor Company.

10.26	Licensing Agreement, dated September 23, 2005 between Pixiem, Inc. and C-Valley (Beijing) Information Technology Co., Ltd.

10.27	Distributorship Agreement, dated June 20, 2005 between Pixiem, Inc. and Advanced Mobile Solutions, Ltd.

10.28	Agreement, dated August 3, 2005 between Pixiem, Inc. and Tira Wireless, Inc.

10.29	Distributor and Revenue Share Agreement, dated November 9, 2005 between Pixiem, Inc. and Tele-Mobile Company dba Telus Mobility.

10.30	License Agreement, dated November 21, 2005 between Pixiem, Inc. and Paradox Studios, Ltd.

10.31	License Agreement, dated November 7, 2005, between Pixiem, Inc. and iScreen Corporation.

10.32	Wireless Pass Through Distribution Agreement, dated May 27, 2005 between Pixiem, Inc and Wireless Developer, Inc. dba Wireless Developer Agency.

10.33	Service Agreement, dated July 8, 2005 between Pixiem, Inc. and Cellmania, Inc.

10.34	Partnership Agreement, dated September 1, 2005 between Pixiem, Inc. and 2ThumbZ Entertainment.

10.35	License Agreement, dated April 1, 2005, between Pixiem, Inc. and The All England Lawn Tennis Club (Wimbledon) Limited.

10.36	Settlement and Release Agreement, dated March 30, 2006, between WinWin Gaming, Inc. and David Bernard.

*11.
Statement re: computation of per share earnings reference is made to the Consolidated Statements of Operations of the Consolidated Financial Statements of the Company which are incorporated herein by reference.

*14	Code of Ethics is incorporated by reference to Exhibit 14 to the Annual report on Form 10-KSB of the Company for the fiscal year ended December 31, 2003.

21.	A description of the subsidiaries of the Company

23.	Consent of Asher & Company, Ltd.

31.1	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Financial Officer

32	Section 1350 Certifications by the Principal Executive Officer and Principal Financial Officer
________________________________________
* Incorporated by reference as indicated