Form 10QSB
period 2006-03-31
WINWIN GAMING INC
filed 2006-05-22
CIK 897545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−QSB

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The numbers of shares outstanding of each of the issuer’s classes of common equity, as of May 1, 2006 was as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	62,640,846

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

INDEX TO FORM 10-QSB QUARTERLY REPORT

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	1-3

	Notes to the Consolidated Financial Statements	4 - 21

Item 2.	Management’s Discussion and Analysis and Results of Operations	22 - 37

Item 3.	Controls and Procedures	38

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 2.	Unregistered Shares of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Submission of Matters to a Vote of Securities Holders	39

Item 5.	Other Matters	39

Item 6.	Exhibits	39

Signatures		40

WINWIN GAMING, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2006
(UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

Assets
Current assets:
Cash and cash equivalents	$349,380
Accounts receivable	91,447
Prepaid expenses and other current assets	84,895
Rental deposits	24,392
Total current assets	550,114
Property and equipment, net	1,304,634
Goodwill	989,818
Customer relationships, net	580,831
Intangible assets - other	38,321
Other assets	103,152
Total assets	$3,566,870
Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$532,062
Accrued legal liabilities	210,000
Accrued liabilities	474,497
Due to officers - accrued compensation	350,000
Notes payable	2,650,000
Total current liabilities	4,216,559
Warrant liability	1,282,926
Total liabilities	5,499,485
Commitments and contingencies - See Note 9
Stockholders' deficiency:
Preferred stock, issuable in series, $.01 par value, 10,000,000 authorized shares, none issued	-
Common stock, $0.01 par value, 300,000,000 authorized shares; 62,440,846 issued and outstanding	624,408
Additional paid-in capital	23,429,401
Deferred stock compensation	(437,997)
Accumulated deficit from operations during the development stage	(25,548,427)
Total stockholders’ deficiency	(1,932,615)
Total liabilities and stockholders’ deficiency	$3,566,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

WINWIN GAMING, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Cumulative Amounts Since May 10, 2002 (Inception) To March 31,
	2006	2005	2006
Revenues	$82,404	$1,588	$300,329
Cost of sales	100,963	-	222,807
Gross profit (loss)	(18,559)	1,588	77,522
Selling, general and administrative expenses	2,017,818	973,171	13,351,113
Stock based compensation expense	347,948	-	7,564,476
Research and development costs	315,479	-	1,134,454
Acquired in-process research and development costs	-	-	618,000
Total operating expenses	2,681,245	973,171	22,668,043
Operating loss	(2,699,804)	(971,583)	(22,590,521)
Other income (expenses)
Changes in fair value of warrants	(672,134)	-	(1,282,926)
Reorganization expense	-	-	(1,059,372)
Currency translation gain	34,630	409	41,186
Interest income	2,139	592	24,759
Interest expense	(47,639)	(3,041)	(602,397)
Settlement expense and other	(677,385)	-	(677,385)
Total other income (expenses)	(1,360,389)	(2,040)	(3,556,135)
Loss before extraordinary item	(4,060,193)	(973,623)	(26,146,656)
Extraordinary income :
Extinguishment of debt	-	-	598,229
Net loss	$(4,060,193)	$(973,623)	$(25,548,427)
Basic and diluted net loss per share
Loss before extraordinary item	$(.07)	$(.02)
Extraordinary item	-	-
Net loss	$(.07)	$(.02)
Weighted average number of common shares outstanding	61,473,068	42,464,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

WINWIN GAMING, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31 2006	Three Months Ended March 31, 2005	Cumulative Amounts Since May 10, 2002 (Inception) to March 31, 2006
Cash flows from operating activities:
Net cash used in operating activities	$(2,283,782)	$(1,275,603)	$(13,399,274)

Cash flows from investing activities:
Purchase of property and equipment	(74,789)	(6,526)	(1,146,324)
Acquisition of subsidiaries - net of cash acquired	-	-	(577,939)
Other	-	-	(46,600)
Net cash used in investing activities	(74,789)	(6,526)	(1,770,863)

Cash flows from financing activities:
Notes payable, net	1,500,000	-	3,322,500
Debentures issued	-	-	214,114
Stock issued for cash	625,000	2,000,000	11,946,803
Proceeds from the exercise of stock options	-	4,000	30,500
Proceeds from stock subscription receivable	-	-	5,600
Net cash provided by financing activities	2,125,000	2,004,000	15,519,517

Increase (decrease) in cash and cash equivalents	(233,571)	721,871	349,380

Cash and cash equivalents - beginning of period	582,951	326,750	-

Cash and cash equivalents - end of period	$349,380	$1,048,621	$349,380
Supplemental disclosures of noncash investing and financing activities:
Conversion of debt to equity	$-	$-	$6,195,454
Stock issued and liability incurred upon acquisition of ClanPass Software	$-	$-	$340,000
Liability incurred upon acquisition of E- BEAR	$-	$-	$150,000
Accrued liabilities paid with stock	$300,000	$-	$793,413
Cashless exercise of options for stock	$-	$-	$44,002
Stock issued for acquisitions	$-	$-	$1,950,000
Stock subscription receivable	$-	$-	$4,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION, NATURE OF OPERATIONS

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. As permitted by Form 10-QSB instructions, we have not disclosed the detailed information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Accordingly, the unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005, which is included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R.

WinWin Gaming, Inc.

WinWin Gaming, Inc. (the “Company”), a Delaware corporation, is the parent holding company. When used in this report, the terms "Company", "we", "our" and "us" refer to WinWin Gaming, Inc. and its consolidated subsidiaries. We consider all of our operations to be in the development stage.

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

Win Win, Inc.

Win Win, Inc., a Nevada corporation, (“Win Win, Inc.”) was incorporated May 10, 2002. Win Win, Inc. employs our company’s executive officers and support staff, which provide managerial and other support to all of our subsidiaries.

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND NATURE OF OPERATIONS (Continued)

Win Win Consulting (Shanghai) Co. Ltd.

Win Win Consulting (Shanghai) Co. Ltd. (“Win Win Shanghai”), a corporation organized in the PRC on November 28, 2003, is a wholly-owned foreign subsidiary conducting all of the business in the PRC. Win Win Shanghai’s business is to derive consulting revenue by designing instant scratch-off lottery tickets as well as offering marketing services to help increase lottery ticket sales for the instant scratch-off ticket market in the Peoples Republic of China (“PRC”).

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

Pixiem, Inc. - South Korean Subsidiary of Pixiem, Inc.

On April 1, 2005, Pixiem, Inc. formed a South Korean subsidiary, (“Pixiem Korea”), as a mobile game development studio to develop all of its game software.

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

WINWIN GAMING, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED  STATEMENTS OF CASH FLOWS
(UNAUDITED)

1.	ORGANIZATION AND NATURE OF OPERATIONS (Continued)

Win Win Wireless UK

In March 2006, we formed Win Win Wireless UK, a new subsidiary in England. We intend to set up an office in England which will allow us to expand our reach and distribute our mobile games to wireless carriers more widely and aggressively throughout Europe.

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

At March 31, 2006, we have a working capital deficit of approximately $3,691,000, including a note payable in the amount of $2.5 million to PayByTouch (“PBT”) which was due on April 30, 2006, (extended to June 13, 2006 - refer to note 9). We have sustained cumulative net losses of $4,060,193 for the three months ended March 31, 2006 and $25,548,427 since our inception. Our current operating expenses aggregate approximately $850,000 per month ($250,000 for our Corporate office; $150,000 for our operations in China; and $450,000 for our Pixiem operations). Also, we are a development stage company with minimal revenue earned to date. These factors and others raise substantial doubt about our ability to continue as a going concern in 2006.

At May 19, 2006 we had approximately $300,000 cash available to continue our operations, and our financial situation has remained the same as it was at December 31, 2005. Also, our current liabilities significantly exceeded our total available cash, however we have obtained a bridge loan facility for potential funding of up to $2.0 million (refer to Note 9). The bridge loan is secured and convertible to stock and bears interest at 7.5% and has registration rights requiring the filing of a registration statement within 45 days of the closing. The bridge loan also has warrant coverage of 75% of the principal amount, with the warrants having an exercise price of $.50 per share and a term of five years. As of May 19, 2006, we have received a cumulative total of $1,225,000 from these bridge loans. Management believes that if we can receive all of these funds under this bridge loan facility, it should be sufficient to fund the Company’s operations through June 2006. We are also actively looking for investors to fund our operations for the rest of 2006.

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	CAPITAL RESOURCES AND GOING CONCERN (Continued)

Our operations to date have been primarily financed by debt and equity investments. There can be no assurance that any additional financing will be available or, if it is available, that it would be on acceptable terms.

3.	CURRENT DEVELOPMENTS

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

Several months after the closing, a third party had also claimed an interest in the rights to the ClanPass Tournament System. Bijou had made certain representations to us stating that they had an exclusive interest in the ClanPass Tournament System. Bijou and this third party have reached an oral settlement on May 2, 2006 and we anticipate paying the remaining amounts due under this contract to Bijou or this third party sometime in 2006, after the settlement between Bijou and this third party is final.

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

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.     CURRENT DEVELOPMENTS (Continued)

The total amount paid in stock as of December 31, 2005 was $150,000. The company currently intends to pay off the remaining cash balance to the former owners of E-BEAR of $150,000 in 2006 and that amount is included under the caption “Notes Payable” on the balance sheet at March 31, 2006.

On April 24, 2006 we paid the E-BEAR shareholders $60,000, and we anticipate paying the remaining balance due, which is $90,000, sometime in 2006.

Slam Dunk Cooperation Contract

On September 21, 2005, our wholly owned subsidiary Win Win Shanghai, entered into a Cooperation Contract (the “SD II Contract”) with the Shanghai Welfare Lottery Issuing Center ("SWLIC"). Presently, our only lottery contract is with the SWLIC. Pursuant to the SD II Contract, the SWLIC retained WinWin Shanghai to design, market and otherwise promote the sale of a second generation of instant scratch off lottery tickets in Shanghai, using the Company’s “Slam Dunk” brand and trademark (the "SD II Tickets").

Due to extraordinary stock speculation created by Hong Kong listed companies with contractual relationships with the China Welfare Lottery Issuing Center (“CWLIC”), the Ministry of Finance initiated a review of all contracts with foreign enterprises, including the Company’s executed agreement with the SWLIC, with the view of delaying their implementation until certain controls can be exercised over those executory contracts and each vendor can demonstrate that the primary objective of the contractual relationship can be reasonably accomplished with demonstrable resources. We will be unable to move forward with SDII until we satisfy and obtain the approval of the Chinese Ministry of Finance, regarding the objectives of our contract.

We cannot estimate at this time when, if at all, such approval from the Ministry of Finance will be obtained. We presently anticipate that shortly after we obtain and display demonstrable financial resources to the Chinese Ministry of Finance, we will be able to obtain the necessary approval to launch our SDII lottery with the CWLIC.

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and all its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Recent Accounting Pronouncement

In June 2005, the Emerging Issues Task Force (“EITF”) released EITF Issue No. 05-4 (“EITF 05-4”), The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’. EITF 05-4 addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF No. 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF 05-4 has not been finalized. When EITF Issue No. 05-4 is finalized, we will be able to determine its impact on our financial statements.

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

Software Development Costs

We account for our software development costs in accordance with SFAS No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed”. Under SFAS No. 86, we expense software development costs as incurred until we determine that the software is technologically feasible. Generally, to establish whether the software is technologically feasible, we require the product to be successfully deployed (ported) onto a handset. We assess its detailed program designs to verify that the working model of the game engine has been tested against the product design.

Research and development costs associated with the creation of computer software (game platforms) graphics and porting costs, prior to reaching technological feasibility are expensed as incurred, except for related computer equipment expenditures for personal computers and other hardware components, which are capitalized and depreciated over their useful lives.

Generally, all expenditures for research activities relating to mobile game development and improvement are charged to expense as incurred. Such expenditures amounted to $315,479 for the three months ended March 31, 2006 and $1,134,451 from inception, May 10, 2002 to March 31, 2006.

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Reporting

We follow SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. We currently operate and report two business segments - our wireless business from Pixiem and E-BEAR and our lottery business from Win Win Shanghai.

For the three months ended March 31, 2006, we had two reportable segments consisting of mobile games, reflecting the sale and distribution of mobile games by Pixiem, and lottery activities in the PRC. We presently evaluate performance based on revenue, and operating profit (loss) before income taxes. The following is information for our reportable segments at March 31, 2006 and for the three months then ended:

	Mobile Games	Lottery	Corporate	Total
Revenue	$82,404	$-	$-	$82,404
Loss from operations	$(1,165,773)	$(372,172)	$(2,522,248)	$(4,060,193)
Total assets	$1,943,506	$699,547	$923,817	$3,566,870

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments (revised 2004)”. This statement eliminates the option to apply the intrinsic value measurement provisions of APB Board Opinion No. 25, “Accounting for Stock Issued to Employees”, to stock compensation awards issued to employees. Rather, the Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period (usually the vesting period). In March 2005, the SEC staff expressed their views with respect to SFAS No. 123R in Staff Accounting Bulletin No. 107, “Share-Based Share Payment”, (SAB 107). SAB 107 provides guidance on valuing options.

Historically, for SFAS No. 123 pro forma disclosure was required for stock-based compensation to employees. We had recognized compensation expense for stock option awards issued to employees on a straight-line basis over the vesting period in the pro forma disclosure. This policy differs from the policy required to be applied to awards granted after the adoption of SFAS No. 123R, which requires that compensation expense be recognized for awards over the requisite service period of the award or to an employee’s eligible retirement date, if earlier. On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R. The impact of adopting SFAS No. 123R for the three months ended March 31, 2006 was to record a non-cash compensation expense of $161,116. We will continue to recognize compensation expense over the applicable vesting periods for awards granted prior to adoption of SFAS No. 123R, but for all awards granted after December 31, 2005, compensation expense will be recognized over the requisite service period of the award or over a period ending with an employee’s eligible retirement date, if earlier.

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

Common stock equivalents, including stock warrants to purchase an aggregate of 11,453,761 shares at March 31, 2006 are not included in the diluted loss per share for the three months ended March 31, 2006 and 2005, as they are antidilutive. The warrants are generally exercisable 3-5 years from the issuance date at exercise prices ranging from $0.01 to $1.03 per share. Substantially all of the warrants expire before December 31, 2008.

6.	NOTES PAYABLE

Notes Payable at March 31, 2006, consisted primarily of a secured (by all assets of the Company) promissory note payable due June 13, 2006 of $2,500,000 with interest currently payable at an annual interest rate of 8%, and a note due to former E-BEAR shareholders, (unsecured) non-interest bearing, totaling $150,000 regarding the acquisition of E-BEAR.

7.	STOCKHOLDERS EQUITY

The total number of shares of capital stock authorized to be issued by the Company is 300,000,000 shares of Common Stock, $.01 par value. Each share of capital stock entitles the holder thereof to one vote at each meeting of the stockholders of the Company.

During the three month period ended March 31, 2006 we sold 1,250,000 shares of restricted stock to 10 investors, at $0.50 per share resulting in proceeds of $625,000. We also issued 750,000 shares of restricted stock to Peter Pang, President of China Operations, as a signing bonus per his employment contract signed in December 2005. Such shares are “restricted securities” within the meaning of the Securities Act of 1933 (the “1933 Act”).

WINWIN GAMING, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

7.	STOCKHOLDERS’ EQUITY (Continued)

Stockholder Settlement

On or about July 15, 2003, we issued a warrant to a stockholder for the purchase of 666,667 shares of our common stock at an exercise price of $0.75 per share as an equity kicker in connection with an investment made by the stockholder. Following such investment, the stockholder alleged to have provided certain consulting and advisory services to us for which he received no compensation. The stockholder also alleges that he was entitled to compensation for providing these services pursuant to an understanding with our Chief Executive Officer. We had disputed the stockholder’s right to compensation as well as other claims made by the stockholder against us.

In order to settle this claim and to obtain a release from any liability to be asserted against us by this stockholder, we entered into a settlement agreement on January 10, 2006.

Pursuant to this settlement, we amended and restated the Warrant issued so that the exercise price was changed from $0.75 to $0.01 and so that the Warrant becomes exercisable for 1,666,667 shares instead of 666,667 shares. This resulted in an expense of $652,767, which is included in the caption “settlement expense and other” in our statement of operations.

Warrant Liability

On February 25, 2005, the Company entered into a Securities Purchase Agreement (the “SPA”) and a Registration Rights Agreement (the “RRA”) with the Van Wagoner Private Opportunities Fund L.P. (the “Initial Investor”). Pursuant to the SPA, on February 25, 2005 (the “Closing Date”), the Initial Investor acquired 4,000,000 shares of the Company’s Common Stock for an aggregate purchase price of $2,000,000. The Company also issued the Initial Investor a Warrant (the “Warrant”) pursuant to the SPA and would issue any subsequent investors a like Warrant. The Warrant relates to the purchase of a number of shares of the Company’s common stock equal to three percent of the aggregate number of shares of common stock acquired by an investor on the Closing Date or at any subsequent closing date for each month (pro rated for partial months) that a Trigger Event exists.

A “Trigger Event” is defined as the inability, after June 24, 2005, of the holder of the Warrant to sell any of the shares of common stock acquired pursuant to the SPA or the shares issuable upon exercise of the Warrant because of the lack of an effective registration statement authorizing the resale of such shares. The Warrant expires on February 25, 2010. The Warrants are exercisable at a price of $.50 per share and contain a net exercise or cashless exercise feature. The Warrants also contain a full ratchet anti-dilution feature that requires the Company to reduce the exercise prices of the Warrant to the lowest price that the Company sells its common stock (or is deemed to have sold its common stock as the result of the issuance of an option or convertible security) after the Closing Date. The total warrants that have accrued at March 31, 2006, pursuant to this Trigger Event, are 2,762,580.

WINWIN GAMING, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

7.	STOCKHOLDERS’ EQUITY (Continued)

We have evaluated the terms of the Warrant using the guidance provided in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF No. 00-19. We have concluded that certain provisions in the terms of the Warrant require us to record a warrant liability for the fair value of the warrants accruing under the Trigger Event defined above. The holders of the Warrant have registration rights that require us to file, to have declared effective, and to maintain the effectiveness of a registration statement with the SEC to register the resale of the common stock purchased and to also register the common stock issuable upon exercise of the warrants. Under the guidance provided by EITF No. 00-19, the ability to register stock is deemed to be outside of our control, therefore, the potential shares that will be issued upon exercise of the warrants are unknown, making the ultimate settlement of this Trigger Event undeterminable at March 31, 2006. Accordingly, the fair value of the Warrant at March 31, 2006 was $1,282,926, and this amount has been recorded as a liability in our consolidated balance sheet. The increase in the fair market value of these warrants are recorded in our 2006 consolidated statement of operations in other income and expenses, as “Change in fair value of warrants”, which was $672,134, for the three months ended March 31, 2006. This warrant liability will be adjusted to fair value at the end of each future reporting period. The accounting for the Warrant as a liability will terminate on the date the registration statement is declared effective by the SEC.

The fair value at date of grant for the Warrants granted above was estimated using the Black-Scholes option valuation model with the following assumptions:

Expected life in years	5 years
Risk free interest rate	4.35%
Expected stock volatility	99%
Expected dividend yield	0%

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	STOCK-BASED COMPENSATION

On December 5, 2003 the Board of Directors adopted the Company's 2003 Stock Option Plan, which allows the Board of Directors to grant stock options to certain employees, consultants, and directors at a price equal to 100% of the fair market value of stock on the date of grant for incentive stock options and as low as 50% of the fair market value for non-statutory options. The stock option plan also permits grants of options to purchase shares of restricted common stock at a minimum price of $.01 per share. The maximum number of shares that can be granted under the Plan is 20,000,000 shares and the maximum amount of options that can be granted to one individual, can be no more than 5,000,000 shares. The option and vesting periods are determined by the Board of Directors, but can be no more than 10 years after the date of which the option is granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Total stock options outstanding at March 31, 2006 were 12,894,717 of which 7,062,051 of these options were vested. The Company recorded non-cash stock option expense to employees of $161,116 for the first quarter of 2006 as required by SFAS 123R.

Stock option transactions to the employees and consultants are summarized as follows:

March 31, 2006
Outstanding at beginning of period	12,012,653
Granted	882,064
Exercised	0
Forfeited	0
Outstanding at end of period	12,894,717
Shares exercisable at end of period	7,062,051

The above table includes options issued as of March 31, 2006 as follows:

A total of 1,443,717 non-qualified options have been issued to consultants at exercise prices ranging from $.40 to$.72 per share; a total of 1,650,000 non-qualified 3 year options have been issued to advisory board members at exercise prices of $.40 to $.62 a share; a total of 5,436,000 qualified 3-5 year options have been issued to employees of the Company, at exercise prices between $.40 and $.90 per share; and a total of 5,160,000 non-qualified 3-5-year options have been issued to directors and officers of the Company, at exercise prices of $.40 to $1.05 per share.

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	STOCK-BASED COMPENSATION (Continued)

The following table provides certain information with respect to the above-referenced stock options outstanding and exercisable at March 31, 2006:

Exercise Prices	Stock Options Outstanding And Exercisable	Weighted Average Remaining Contractual Life - Years
$0.40 - $0.42	3,145,352	2.74 years
$0.45 - $0.50	2,690,860	3.41 years
$0.60 - $0.80	980,839	2.39 years
$0.90 - $1.05	245,000	2.15 years

There have been no modifications of outstanding stock option rewards.

The fair values at date of grant for the options granted above was $3,083,397estimated using the Black-Scholes option valuation model with the following assumptions:

Expected life in years	3-5 years
Risk free interest rate	3.7% - 4.8%
Expected stock volatility	99- 108%
Expected dividend yield	0%

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	COMMITMENTS AND CONTINGENCIES

ESPN Contract

On September 23, 2005, Pixiem entered into a co-publishing three-year Licensing Agreement with ESPN Enterprises, Inc. (“ESPN”) pursuant to which both companies may distribute ESPN Mobile X Games.

During the term of this Licensing Agreement, Pixiem has agreed to pay a minimum royalty to ESPN of $350,000 during the first year, $550,000 during the second year, and $750,000 during the third year. The minimum royalty for the three month period ended March 31, 2006 was $80,931, which exceeded the royalties due to ESPN, based on actual sales of the ESPN mobile games, by $23,734. This excess amount was accrued at March 31, 2006.

Pixiem has also agreed to spend 20% of the net revenues from the X Game titles per year, to market and promote the games distributed pursuant to this Licensing Agreement.

Yamaha Contract

In January 2006, we entered into a Licensing Agreement with Yamaha Motor Corporation, U.S.A. (“Yamaha”) whereby Yamaha granted to us an exclusive right and license to use, reproduce and exploit the Yamaha Marks and Data Files in the design and development of specific wireless games. The term of the agreement expires three years after the date of the first commercial sale of a Yamaha-branded wireless game (the “Launch Date”). Yamaha is to receive royalties in the amount of twenty percent (20%) of net revenue from wireless games and fifty percent (50%) of net revenue from the sale of ring tones and wallpapers, with a minimum guaranteed royalty to be paid in the aggregate for the term in the amount of $130,000. At March 31, 2006, no games had been released under the Yamaha brand. The first two Yamaha-branded games are expected to be released in July and November 2006, respectively, with two additional Yamaha-branded games scheduled to be released in February and April 2007, respectively.

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	SUBSEQUENT EVENTS

PBT Amended Joint Venture Agreement

On September 30, 2005, WinWin Gaming, Inc. (“WinWin”) entered into a joint venture agreement with Solidus Networks, Inc., d/b/a PayByTouch Solutions (“PBT”).

On April 14, 2006, WinWin entered into an amended and restated joint venture agreement with PBT. The amended and restated joint venture agreement amends and restates the original joint venture agreement that was entered into between WinWin and PBT on September 30, 2005. Pursuant to the amended and restated joint venture agreement, WinWin agreed to sell to PBT, and PBT agreed to purchase from WinWin, shares of WinWin’s series A preferred stock, a new stock issue, (which are convertible into shares of WinWin common stock at a ratio of ten shares of WinWin common stock for each share of WinWin series A preferred stock) at a purchase price of $7.91 per preferred share or $0.79 per common share.

The amended and restated joint venture agreement contemplates two closings. Each closing is subject to several closing conditions, which are described in more detail below. At the first closing, which is to occur on or before September 30, 2006, PBT is expected to acquire from WinWin a number of shares of WinWin series A preferred stock that will equal 19% of the outstanding capital stock of WinWin on an as-converted-to-common stock basis as of immediately following the first closing, PBT is expected to pay for these shares by (i) canceling all principal and accrued interest on the promissory note that evidences the $2.5 million loan described above and (ii) issuing to WinWin shares of PBT’s series C preferred stock at a deemed value of $5.00 per share to pay the balance of the purchase price for the shares acquired at the first closing, which calculates at March 31, 2006 to be 1.8 million shares of PBT stock.

The first closing is subject to the satisfaction or waiver of several closing conditions, including, the following conditions:

•
customary conditions such as the accuracy of representations and warranties, performance of covenants, delivery of certificates and opinions and the absence of any legal proceedings that question the validity of the transactions contemplated by the amended and restated joint venture agreement;

•	approval of the amended and restated joint venture agreement by PBT’s board of directors, which was approved on May 9, 2006;

•	the execution and delivery of an investment option agreement (described below);

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	SUBSEQUENT EVENTS (Continued)

PBT Amended Joint Venture Agreement (Continued)

•	an increase in the authorized number of WinWin’s board of directors to seven, with at least two vacancies;

•	the execution and delivery of a registration rights agreement;

•	the execution and delivery of a sales representative agreement;

•	approval of an amendment and restatement of WinWin’s certificate of incorporation (described below) by a majority in interest of WinWin’s stockholders; and

•	the filing by WinWin of an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware.

If the transactions contemplated by the first closing are completed, then at any time on or before April 14, 2007, PBT may, at its option, which is exercisable or not within PBT’s sole discretion, purchase additional shares of WinWin series A preferred stock sufficient for PBT to increase its ownership interest in WinWin up to thirty-five percent (35%) of WinWin’s capital stock on a fully diluted, as-converted-to-common stock, basis. PBT may pay the purchase price for these second closing shares either in cash, through the issuance of shares of PBT series C preferred stock with a deemed value of $5.00 per share, or a combination of both.

The second closing is also subject to the satisfaction or waiver of closing conditions, including, customary conditions such as the accuracy of representations and warranties, performance of covenants, delivery of certificates and opinions and the absence of any legal proceedings that question the validity of the transactions contemplated by the amended and restated joint venture agreement.

Investment Option Agreement

Under the terms of the form of investment option agreement that would be entered into at the first closing, WinWin would grant to PBT an option to purchase up to a number of shares of series A preferred stock that, together with other securities held by PBT at the time of exercise, will be sufficient to give PBT ownership of as much as eighty percent (80%) of the outstanding common stock of WinWin on a fully-diluted basis. The purchase price under the investment option agreement is payable by PBT either in cash, free-trading stock of PBT, or a combination of both. The fair market value purchase price will be determined either by agreement of the parties or, failing such agreement, by an appraisal procedure conducted at the time of PBT’s exercise of the option. The option is exercisable until the third anniversary of the first closing; provided, however, that the option would automatically terminate upon the closing of the sale of all or substantially all of the assets of PBT, or upon the closing of a merger, consolidation or similar transaction in which the stockholders of PBT as of immediately prior to the transaction do not own a majority of the voting power of the surviving company as of immediately following such transaction. The option is not assignable or transferable unless WinWin consents to any assignment or transfer.

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	SUBSEQUENT EVENTS (Continued)

PBT Amended Joint Venture Agreement (Continued)

Voting Trust Agreement

On April 14, 2006, stockholders of WinWin holding approximately 40% of the issued and outstanding common stock of WinWin entered into a voting agreement. Under the terms of the voting agreement these stockholders agreed not to transfer, pledge, otherwise encumber or dispose of their stock. They also agreed to vote their shares in favor of a proposed amendment and restatement of WinWin’s certificate of incorporation. The voting agreement will terminate on the earlier to occur of (i) the date that the amended and restated joint venture agreement terminates in accordance with its terms, or (ii) the date of the first closing under the amended and restated joint venture agreement.

The Amended and Restated Certificate of Incorporation

At or prior to the first closing, WinWin must amend and restate its certificate of incorporation to, among other things, (i) increase the number of authorized shares of WinWin’s capital stock to 810,000,000 with 750,000,000 shares of authorized common stock and 60,000,000 shares of authorized preferred stock, (ii) create a class of preferred stock to be designated as WinWin’s series A preferred stock, and (iii) to establish a purchase option and redemption right relating to WinWin’s common stock, including any common stock outstanding prior to the filing of the amended and restated certificate of incorporation.

Termination Clause

The amended and restated joint venture agreement will terminate upon the mutual agreement of the parties. However, either party can terminate the agreement if the first closing doesn’t occur on or before September 30, 2006 and the failure to close is not due to the failure of the party electing to terminate the agreement, to perform an obligation or satisfy a condition to the first closing.

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	SUBSEQUENT EVENTS (Continued)

PBT Amended Joint Venture Agreement (Continued)

We filed an SEC Form 8-K, on April 20, 2006. Please refer to that filing for more detail information about this amended and restated joint venture agreement with PBT.

Calico Capital Group (“Calico”) Bridge Notes

On April 21, 2006, the Company entered into a Secured Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”) with the Calico Investors, pursuant to which, the Calico Investors agreed to purchase up to an aggregate principal amount of two million dollars ($2,000,000) in Secured Convertible Promissory Notes (collectively, the “Convertible Notes”). As part of the investment, the Calico Investors also received five-year warrants (collectively, the “Warrants”) to purchase a number of shares of the Company’s Common Stock equal to the quotient of 75% of the total principal amount of the Convertible Notes issued to the Calico Investors, divided by $0.50, which is the exercise price of the Warrants. The Warrants contain a customary weighted-average anti-dilution provision. As of May 19, 2006, in reliance on the Purchase Agreement, the Calico Investors loaned the Company a total of $1,225,000 (the “Calico Loan”). The Company is obligated under the Convertible Notes to repay the Loan in full on October 21, 2006. Interest accrues under the Notes at a simple interest rate of seven and one half percent (7.5%) per annum, payable monthly in arrears until the entire outstanding principal remaining unpaid becomes due, and at a rate of seventeen percent (17%) after default.

The Company granted the Calico Investors a security interest in all of the Company’s assets to secure the Company’s obligations under the Convertible Notes. This security interest is subject to the first priority security interest of PBT (refer to note 6).

At any time prior to the maturity date, the Convertible Notes may be converted wholly or partially into (a) shares of the Company’s common stock, at a conversion price of fifty cents ($0.50) per share, subject to a customary weighted-average anti-dilution adjustment or (b) securities of the type issued by the Company in connection with equity or equity-related financings above specified levels.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Forward-Looking Statements

This report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among others, the risk factors described below:

•	our potential inability to raise additional capital;

•	our potential inability to obtain the right to develop lottery programs in our target markets or to exploit the rights currently held by us;

•	our potential inability to compete with other lottery companies that may be more experienced and better capitalized than the Company;

•	changes in domestic and foreign laws, regulations and taxes;

•	changes in economic conditions;

•	uncertainties and risks related to the legal systems and economics in our target markets, including China's legal system and economic, political and social events in China and other target markets;

•	fluctuations in currency exchange rates;

•	the effects of any applicable currency restrictions, including any restrictions on the repatriation of funds back to the United States;

•	a general economic downturn or a downturn in the securities markets;

•	Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks”; and

•	other risks and uncertainties.

Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated, or expected.

When used in this report, the terms "Company", "we", "our" and "us" refer to WinWin Gaming, Inc. and its consolidated subsidiaries, including the Lottery Company, Win Win Shanghai, and Pixiem. Also, we have assumed a conversion rate of 8 Chinese Yuan Renminbi ("RMB") per United States Dollar (“USD”) and a conversion rate of 968 Korean Won (“KRW”) per USD throughout this quarterly report in all instances where such currency conversion is required.

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

Our strategy is to publish a diversified and balanced portfolio of high-quality applications based on brands that we license from third parties. Our license agreements for third-party brands typically require that we pay an advance or guaranteed royalty payment. We generally recoup all of the advances we have paid from royalties earned from sales of the application before the licensor receives any further royalty payments from us. Presently, when we develop our mobile games, we generally assume the entire cost or responsibility associated with development upfront. We also have payment terms with most carriers that run from 60 days to 90 days. The combination of these two factors will continue to have a significant negative impact on our cash flow in 2006.

The primary growth drivers of our business are the number of mobile phones in the market capable of downloading our mobile games and our ability to deploy our mobile games to those mobile phones —primarily through our carrier relationships and our ability to “port” or customize our games so that they meet the individual mobile phone specifications and can be played on particular mobile handsets. We are using various third parties to port our mobile games to the handsets, so that we can deploy them into the market onto as many of the highest potential revenue producing mobile handsets as possible, on a timely basis. We have started an initiative to begin porting our games in China, using our subsidiary E-BEAR. We anticipate that E-BEAR will commence porting our mobile games onto the handsets in China in 2006. As a transitioning step towards E-BEAR in-house porting we have recently entered into agreements with two Chinese Porting companies to service our porting needs at a much reduced per game and per handset cost over our 2005 fees. We anticipate that this will reduce our porting costs, due to the lower labor rates in China. Completing the transition to E-BEAR porting later this year will also enable us to deliver our games timely in 2006 by enabling us to perform these tasks internally.

To date, we have broadly supported mobile phones utilizing BREW and Java as the primary application environment. We are working to support numerous mobile phone models and technologies in an effort to reach the maximum number of wireless subscribers. However, keeping pace with the rapid innovation of mobile phone technologies, together with the continuous introduction of new mobile phone models by wireless carriers, will require more investment in deployment capabilities, including personnel, technologies and equipment.

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

While we have initially focused on building our presence in the United States and Europe, we believe that the wireless entertainment market is expanding globally and we intend to pursue revenue opportunities outside of these markets. In March 2006, we formed Win Win Wireless UK, a new subsidiary in England. Win Win Wireless UK is currently negotiating agreements to deploy wireless mesh projects in additional areas in the United Kingdom in order to deliver wireless broadband services to remote areas lacking standard DSL or cable service. We intend to set up an office in England which will allow us to expand our reach and distribute our mobile games to wireless carriers more widely and aggressively throughout Europe. We are also increasing our presence and are distributing more of our mobile games in China, India, South Korea and other parts of South East Asia through local distribution partners in 2006 through our Chinese subsidiary E-BEAR and Pixiem Korea subsidiary.

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

Although we terminated our first Slam Dunk lottery game in Shanghai, we fulfilled all of our remaining contractual commitments with the SWLIC. We are currently focusing all of our efforts on launching a suite of new Slam Dunk II (“SDII”) instant ticket games for potential deployment in Shanghai and other provinces in the China market. We also expect to derive revenue from the second-chance games played through an Interactive Voice Recorder system.

Due to extraordinary stock speculation created by Hong Kong listed companies with contractual relationships with the CWLIC, the Ministry of Finance initiated a review of all contracts with foreign enterprises, including the Company’s executed agreement with the SWLIC, with the view of delaying their implementation until certain controls can be exercised over those executory contracts and each vendor can demonstrate that the primary objective of the contractual relationship can be reasonably accomplished with demonstrable resources. We will be unable to move forward with SDII until we satisfy the Chinese Ministry of Finance regarding the objectives of our contract. We cannot estimate at this time when, if at all, such approval will be obtained. We do expect that shortly after we obtain and display demonstrable financial resources to the Chinese Ministry of Finance, we will obtain the necessary approval to launch our SDII lottery with the CWLIC.

Plan of Operations

As described in our March 31, 2006 consolidated financial statements, and in the following discussion of our “Liquidity and Capital Resources”, “Results of Operations”, and “Risk Factors”, the principal factor that has negatively impacted our current ability to develop and expand our business segments has been a lack of working capital. Through recent sales of restricted stock in private placements, we have been able to pay our ongoing recurring monthly expenses to date. Our existing loan from PBT in the principal amount of $2,500,000 is due on June 13, 2006. We will continue our efforts to raise capital from private placement transactions of our debt and equity financings with accredited investors and possibly through public offerings to improve our working capital position for the next quarter and for future periods. Additional funds will be required during 2006 in order for us to meet our obligations and continue our operations in 2006. See Item 1 of Part I, “Financial Statements—Note 2—Capital Resources and Going Concern”.

Results of Operations

Three months ended March 31, 2006 compared to March 31, 2005

The following table summarizes the results of our consolidated operations during the three months ended March 31, 2006 and 2005 and provides information regarding the dollar and percentage increase or (decrease) from the current fiscal year to the prior fiscal year:

Line Item	March 31, 2006	March 31, 2005	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$82,404	$1,588	$80,816	5,089%
Cost of sales	100,963	-	100,963	-
Gross profit	(18,559)	1,588	(20,147)	1,269%
Selling, general and administrative expenses	2,017,818	973,171	1,044,647	107%
Stock-based compensation expense	347,948	-	347,948	-
Research and development costs and acquired in-process research and development	315,479	-	315,479	-
Total operating expenses	2,681,245	973,171	1,708,074	176%
Operating loss	(2,699,804)	(971,583)	(1,728,221)	178%
Changes in fair value of warrants	(672,134)	-	(672,134)	-
Currency translation gain	34,630	409	34,221	8,367%
Interest income (expense)	(45,500)	(2,449)	(43,051)	1,758%
Settlement expense and other	(677,385)	-	(677,385)	-
Total other income (expense)	(1,360,389)	(2,040)	(1,358,349)	66,586%
Loss before extraordinary item	(4,060,193)	(973,623)	(3,086,570)	317%
Extinguishment of debt	-	-	-	-
Net income (loss)	$(4,060,193)	(973,623)	(3,086,570)	317%
Earnings (loss) per share of common stock	$(.07)	$(.02)	$(.05)	254%

During the three months ended March 31, 2006, we incurred a net loss of $4,060,193 as compared to a net loss of $973,623 for the three months ended March 31, 2005. This represents a $3,086,570 or 317% increase in net loss from the prior period.. During the period from inception (May 10, 2002) through March 31, 2006, we have incurred a loss of $25,548,427. For further information on our cumulative loss of $25,548,427, see Item 1 of Part I, “Financial Statements”, Consolidated Statement of Operations.

Revenue Overview

The following table summarizes the contribution to consolidated revenue by each of our Company’s business segments:

	Three Months Ended		Cumulative Amounts Since May 10, 2002 (Inception)
	2006	2005	March 31, 2006
Lottery operations	$-	$1,588	$24,036
Wireless game operations	82,404	-	276,293
Total	$82,404	$1,588	$300,239

Three Months Ended March 31, 2006 and March 31, 2005

Revenues increased $80,816 due primarily to:

•
The revenue derived from our Pixiem wireless game operations and our China (E-BEAR) operations. We were not in the wireless games business in the prior first quarter or the three months ended March 31, 2005.

•
We expect Pixiem’s wireless games revenues to increase in future periods due to our launch and deployment of additional mobile games in 2006 to the wireless carriers and an increase in our marketing efforts to promote our games.

Cost of Sales increased $100,963 due to:

•	The revenue share we paid in accordance with our licensing agreements for our wireless games and the amortization expense of the upfront license fees paid.

Selling, General and Administrative Expenses increased $1,044,647 due primarily to:

•
A net increase in expense for our U.S. operations in the amount of $169,798. The increase in costs is related to the hiring of additional staff, consultants and professional fees. Some individual expense components for the increase in costs for the year are as follows:

•	Payroll expenses and related fringe benefits increased $138,697 due to the hiring of additional key management and staff;

• Professional fee expense increased $53,542;

• Travel, business development, and public relations expense increased $66,487;

• Other corporate overhead increased $22,038; and

• The above increases were offset by a decrease in consulting expense of $110,966.

•	A net increase in expenses for our China operations of $119,629 was due primarily to an increase in salaries, consulting fees, and other general operating expenses

•	Expenses relating to our Pixiem operations totaled $755,220 for the three months ended March 31, 2006. This consists primarily of:

• Payroll expenses and related fringes of $316,503;

• Professional fees of $33,665;

• Travel expenses of $82,906;

• Marketing expenses of $100,246;

• Amortization and depreciation expenses of $36,681; and

•	Other overhead, including office expenses of $185,219, consisting of telephone, printing, rent, taxes, utilities, overhead meals, and supplies.

We expect that our Selling, General and Administrative expenses will increase in future periods due to our present plan to expand our lottery and mobile game operations.

Stock-Based Compensation Expense:

•
Increased due to the implementation of SFAS No. 123R (a modification to the existing standard - SFAS No. 123) in 2006. SFAS No. 123R will change the way we account for Stock-Based Compensation in 2006, and will require us to record expenses for equity instruments for which we would not have been required to expense on our statement of operations under SFAS No. 123.

Research and Development Costs:

•
Increased $315,479 due to the development of our wireless mobile game operations. Included in this amount are salaries paid to our programmers, graphic designers, and porting costs. We were not in the wireless games business in the prior first quarter or the three months ended March 31, 2005. We expect Research and Development costs to increase in 2006, due to us having our Pixiem operations and E-BEAR operations included in our operating results for a full year in 2006.

Changes in Fair Value of Warrants:

•
We have recorded at March 31, 2006 a warrant liability in the amount of $1,282,926 for the fair value of warrants accruing under a “Trigger Event” associated with the Securities Purchase Agreement (the “SPA”) entered into on February 25, 2005, (refer to note 7 of the Financial Statement in Item 1, Part 1. We have recorded the change of $(672,134) in other income and expense in our statement of operations, which represents the change in the fair value of these warrants for the three months ended March 31, 2006.

•
In June 2005, the Emerging Issues Task Force (“EITF”) released EITF Issue No. 05-4 (“EITF 05-4”), The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’. EITF 05-4 addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF No. 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF 05-4 has not been finalized. When EITF Issue No. 05-4 is finalized, we will be able to determine its impact on our financial statements.

Balance Sheet Items

As of March 31, 2006, we had total current assets of $550,114, of which $349,380 was cash; total assets of $3,566,870; total current liabilities of $4,216,559; and total stockholders’ deficiency of $(1,932,615).

Cash Flows

We used $2,283,782 in cash from our operating activities during the three months ended March 31, 2006 as compared to $1,275,603 used in the prior year three month period ended March 31, 2005. The difference of $1,008,179 or a 79% increase, is attributable to the following factors:

•	Expenses relating to being in the development stage with respect to the establishment of operations in China and Korea

•	Increased overhead expenses attributable to the addition of key management and staff; and

•	Additional expenses related to our development stage wireless operations

We used $74,789 in cash from our investing activities during the three month period ended March 31, 2006 as compared to $6,526 used in the prior year three month period ended March 31, 2005. This increase is due primarily to the purchase of property and equipment for our new offices and operations for Pixiem and Win Win Shanghai.

We received $2,125,000 from financing activities during the three month period ended March 31, 2006 as compared to $2,004,000 during the prior year three month period. This increase is due primarily to an increase in sales of our securities through private placements in 2006 and the receipt of $1,500,000 from a short-term note payable.

For further information on the cumulative cash flows from May 10, 2002 (Inception) to December 31, 2005, see Item 1 of Part I, “Financial Statements”, Consolidated Statements of Cash Flows”.

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

At May 19, 2006 we had approximately $300,000 cash available to continue our operations and at such date, and our financial situation has remained the same our current liabilities significantly exceeded our total available cash, however we have obtained a bridge loan of up to $2.0 million (refer to Note 9). The bridge loan is secured and convertible to stock and bears interest at 7.5% and has registration rights requiring the filing of a registration statement within 45 days of the closing. The bridge loan also has warrant coverage of 75% of the principal amount, with the warrants having an exercise price of $.50 per share and a term of five years. As of May 19, 2006, we have received a total of $1,225,000 from these bridge loans. Management believes that if we receive all of these funds, it should be sufficient to fund the Company’s operations through June 2006. We are also actively looking for investors to fund our operations for the rest of 2006.
We had $349,380 in cash and cash equivalents as of March 31, 2006. As of such date, we also had total current assets of $550,114 and total current liabilities of $4,216,559, giving us negative working capital of $(3,666,445). As of such date, we also had total assets of $3,566,870 and total liabilities of $5,499,485, and we have an accumulated deficit from operations of $(25,548,427).

For further information on Liquidity and Capital Resources, see Item 1 of Part I, “Financial Statements”; Note 2 - “Capital Resources and Going Concern,” and Note 7 - “Stockholders’ Equity”.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

•	accounting for expenses in connection with stock options and warrants by using the Black-Scholes option pricing method;

•	purchase accounting related to our acquisitions; and

•	valuation of contingent liabilities, including all those from Junum, Inc.

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

Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2006 or March 31, 2005.

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

Our losses from inception through March 31, 2006 are $25,548,427. We expect to encounter difficulties as an early development stage company in the rapidly evolving lottery and gaming markets. We expect to incur significant operating and capital expenditures and, as a result, we expect significant net losses in the future. We will need to generate significant additional capital and revenues to achieve and maintain profitability. We may not be able to achieve profitable operations in future periods.

We may have liabilities resulting from predecessor business operations that could have an adverse effect on us.

We are responsible for the liabilities of all of WinWin Gaming, Inc.’s predecessor business operations. There may be unknown liabilities associated with our predecessor business operations. If any such unknown liabilities become actual liabilities, our financial condition and operations would be adversely affected. In addition, if any such unknown liabilities become actual liabilities or actual claimed liabilities, we may incur material costs in connection with defending lawsuits relating to such liabilities. We estimate that the total amount of liabilities relating to predecessor business operations is $210,000 and have established a reserve on our balance sheet at March 31, 2006 in such amount and we believe such reserve is adequate.

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

REGULATORY RISKS

The Chinese Ministry of Finance is reviewing our contract with the SWLIC. As a result, our SD II lottery operations are temporarily on hold. If the hold is not lifted, we may need to seek other third parties to joint venture with in order to continue our lottery operations in China.

Due to extraordinary stock speculation created by Hong Kong listed companies with contractual relationships with the CWLIC, the Chinese Ministry of Finance initiated a review of all contracts with foreign enterprises, including the Company’s executed agreement with the SWLIC with the view of delaying their implementation until certain controls can be exercised over those executory contracts and each vendor can demonstrate that the primary objective of the contractual relationship can be reasonably accomplished with demonstrable resources. We will be unable to move forward with SDII until we satisfy the Chinese Ministry of Finance regarding the objectives of our contract. We can not estimate at this time when, if it all, such approval will be obtained.

One of the factors that the Chinese Ministry of Finance will focus on is our financial resources and ability to perform our obligations under our SWLIC contract. Currently, we do not have the financial resources that we need to satisfy our obligations under this contract. If we are unable to obtain such financial resources, we may need to partner or joint venture with other third parties that have sufficient resources. If we fail to find suitable partners or partners that are willing to work with us on terms satisfactory to us, we may lose our opportunity to work with the SWLIC.

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

We depend on the services of Patrick Rogers, our Chief Executive Officer; Peter Pang, our Executive Vice President and President of China Operations; Mark Galvin, our Chief Operating Officer, Hongsuk “H.S.” Lee, our President of Pixiem’s operations, and Sung Lee, our Senior Vice-President of Pixiem’s operations. The loss of services of any of these individuals (or other key members of the management team) could impair our ability to complete the national rollout of our products and services or to bring our product offering to a significant level of consumer acceptance, and could have a material adverse effect on our business, financial condition, and results of operations. Our success depends, to a large degree, upon the skills of our senior management team and current key employees and upon our ability to identify, hire and retain additional sales, marketing, technical, and financial personnel. The loss of any of our key executives, or the failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our business. We may be unable to retain our existing key personnel or attract and retain additional key personnel.

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

Our operations in China are governed by national and local laws and regulations. Our Chinese subsidiary is generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. The Chinese legal system is based on written statutes. Prior court decisions may be cited for reference but have limited value as precedence.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including Patrick Rogers, our Chief Executive Officer and Larry Goldman, our Chief Financial Officer and Treasurer regarding the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, management concluded that as of March 31, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings involving the Company, please see Item 3 “Legal Proceedings” of Part I of our annual report on Form 10-KSB for the fiscal year ended December 31, 2005, as updated by Note 7 “Commitments and Contingencies” of Part I, Item 1 of this quarterly report on Form 10-QSB for the period ended March 31, 2006.

ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the fiscal quarter ended March 31, 2006 that were not previously disclosed in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the first fiscal quarter of 2006.

ITEM 5. OTHER MATTERS

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINWIN GAMING, INC.

Date: May 22, 2006	By:	/s/ Patrick O. Rogers
Patrick O. Rogers Chief Executive Officer Principal Executive Officer

By: /s/ Larry Goldman Larry Goldman Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.