Form 10QSB
period 2006-06-30
WINWIN GAMING INC
filed 2006-08-24
CIK 897545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission file number: 000-21566

WINWIN GAMING, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1219819
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification no.)

8687 W. Sahara Ave. Suite 201
Las Vegas, NV 89117

(Address of principal executive offices, including zip code)

(702) 212-4530
(Registrant’s telephone number, including area code)

Check whether the issuer  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒   NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☒

The number of shares of registrant’s common stock outstanding as of August 22, 2006 was 62,640,846.

Transitional Small business disclosure Format (check one):     YES  ☐   NO  ☒

INTRODUCTORY NOTE

This Report on Form 10-QSB for WinWin Gaming, Inc. (the “Company”) contains forward-looking statements.  You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate” and “continue” or similar words.  Forward-looking statements include information concerning possible or assumed future business success or financial results.  You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information.  We believe that it is important to communicate future expectations to investors.  However, there may be events in the future that we are not able to accurately predict or control.  Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, including those set forth under “Risk Factors” that may affect our future operating results below in this quarterly report.  Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

WINWIN GAMING, INC.

(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET

ITEM 1.          FINANCIAL STATEMENTS

	(unaudited) June 30, 2006	December 31, 2005
Assets

Current assets:
Cash and cash equivalents	$48,615	$582,951
Accounts receivable	138,188	47,942
Prepaid expenses and other current assets	251,376	97,496
Rental deposits	—	17,108
Total current assets	438,179	745,497

Property and equipment, net	1,310,965	1,286,522
Goodwill	928,057	989,818
Customer relationships, net	512,497	649,165
Intangible assets — other	31,656	38,523
Other assets	124,534	106,815
Total assets	$3,345,888	$3,816,340

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable	$629,251	$401,846
Accrued settlement	60,000	210,000
Accrued liabilities	917,234	533,386
Due to officers – accrued compensation	388,750	703,352
Notes payable	4,325,000	1,150,000
Total current liabilities	6,320,235	2,998,584

Warrant liability	1,048,131	610,792
Other	122,941	—
Total liabilities	$7,491,307	$3,609,376

Commitments and contingencies – See Note 9

Stockholders’ deficiency:
Preferred stock, issuable in series, $.01 par value, 10,000,000 authorized shares, none issued	—	—
Common Stock, $0.01 par value, 300,000,000 authorized shares; 62,640,846 issued and outstanding	626,408	604,408
Additional paid-in capital	24,320,802	21,473,728
Deferred stock compensation	(266,775)	(382,938)
Accumulated other comprehensive loss	41,335	23,646
Accumulated deficit from operations during the development stage	(28,867,189)	(21,511,880)
Total stockholders’ deficiency	(4,145,419)	206,964
Total liabilities and stockholders’ deficiency	$3,345,888	$3,816,340

See accompanying notes to consolidated financial statements

WINWIN GAMING, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					Cumulative Amounts Since
					May 10, 2002
	Three Months Ended		Six Months Ended		(Inception) To
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006
Revenues	$175,090	$42,293	$257,494	$43,881	$475,419
Cost of sales	67,698	—	236,994	—	358,838
Gross profit (loss)	107,392	42,293	20,500	43,881	116,581

Selling, general and administrative expenses	1,605,797	1,444,217	3,555,282	2,417,388	14,699,825
Stock based compensation expense	948,621	11,800	1,296,569	11,800	8,513,097
Research and development costs	1,013,173	126,483	1,328,652	126,483	2,336,380
Acquired in-process research and development costs	—	—	—	—	618,000
Total operating expenses	3,567,591	1,582,500	6,180,503	2,555,671	26,167,302
Operating loss	(3,460,199)	(1,540,207)	(6,160,003)	(2,511,790)	(26,050,721)

Other income (expenses):
Changes in fair value of warrants	234,795	—	(437,339)	—	(1,048,130)
Reorganization expense	—	—	—	—	(1,059,372)
Currency translation gain	(34,626)	1,577	4	1,986	(17,085)
Interest income	119	7,988	2,258	8,366	24,878
Interest expense	(69,095)	—	(116,734)	(2,827)	(671,492)
Settlement expense and other	33,889	(223,397)	(643,496)	(223,397)	(643,496)
Total other income (expenses)	165,082	(213,832)	(1,195,307)	(215,872)	(3,414,697)
Loss before extraordinary item	(3,295,117)	(1,754,039)	(7,355,310)	(2,727,662)	(29,465,418)
Extraordinary income :
Extinguishment of debt	—	—	—	—	598,229
Net loss	$(3,295,117)	$(1,754,039)	$(7,355,310)	$(2,727,662)	$(28,867,189)
Basic and diluted net loss per share:
Loss before extraordinary item	$(0.05)	$(0.04)	$(0.12)	$(0.06)
Extraordinary item	—	—	—	—
Net loss	$(0.05)	$(0.04)	$(0.12)	$(0.06)
Weighted average number of common shares outstanding	62,614,472	48,732,418	62,046,923	45,615,662

See accompanying notes to consolidated financial statements

WINWIN GAMING, INC.

(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative Amounts
			Since May 10, 2002
			(Inception)
	Six Months Ended		To
	June 30,		June 30,
	2006	2005	2006
Cash flows from operating activities:
Net cash used in operating activities	$(4,353,935)	$(2,646,222)	$(15,469,427)

Cash flows from investing activities:
Purchase of property and equipment	(24,443)	(7,210)	(1,095,978)
Acquisition of subsidiaries – net of cash acquired	—	(408,239)	(577,939)
Other	(958)	—	(47,558)
Net cash used in investing activities	(25,401)	(415,449)	(1,721,475)

Cash flows from financing activities:
Notes payable, net	3,220,000	—	5,042,500
Debentures issued	—	—	214,114
Stock issued for cash	625,000	3,854,000	11,946,803
Proceeds from the exercise of stock options	—	—	30,500
Proceeds from stock subscription receivable	—	—	5,600
Net cash provided by financing activities	3,845,000	3,854,000	17,239,517

Increase (decrease) in cash and cash equivalents	(534,336)	792,329	48,615

Cash and cash equivalents – beginning of period	582,951	326,750	—

Cash and cash equivalents – end of period	$48,615	$1,119,079	$48,615

Supplemental disclosures of noncash investing and financing activities:
Conversion of debt to equity	$—	$361,767	$6,195,154
Stock issued and liability incurred upon acquisition of ClanPass Software	$—	$—	$340,000
Liability incurred upon acquisition of E-BEAR	$—	$—	$150,000
Accrued liabilities paid with stock	$300,000	$300,000	$793,413
Cashless exercise of options for stock	$—	$—	$44,002
Stock issued for acquisitions	$—	$—	$1,950,000
Stock subscription receivable	$—	$—	$4,600

See accompanying notes to consolidated financial statements

WINWIN GAMING, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited)

1.             BUSINESS OVERVIEW

WinWin Gaming, Inc. (“WinWin” or the “Company”) is considered to be in the development stage.  Since inception on May 10, 2002, our efforts have been principally devoted to acquisition activity, research and development, securing licensed game titles and raising capital.  From inception through June 30, 2006, we have sustained cumulative net losses of $(28,867,189).  Our losses have resulted primarily from expenditures incurred in connection with salaries and facilities expenses associated with acquisition activity, corporate overhead, research and development activities, entering into license agreements, outside accounting and legal services as well as stock based compensation expense.

2.             BASIS OF PRESENTATION

Principles of presentation and consolidation

WinWin was incorporated on December 30, 1992, in Delaware.  We conduct our operations through our wholly-owned operating subsidiaries, WinWin, Inc.; WinWin Consulting (Shanghai) Co. Ltd., organized under the laws of the People’s Republic of China (“PRC”); WinWin Holding Limited incorporated in Hong Kong; Shanghai E-BEAR Digital Mobile Software Inc., a PRC corporation; Pixiem, Inc, a New Jersey corporation; Pixiem, Inc., a South Korean subsidiary of Pixiem, Inc.; WinWin Wireless - UK, LTD, a United Kingdom corporation; and WinWin Wireless, LLC, a Delaware limited liability company.

The condensed consolidated interim financial information as of June 30, 2006 and December 31, 2005 and for the three- and six-month periods ended June 30, 2006 and 2005 and for the cumulative period from May 10, 2002 to June 30, 2006, has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2006, and results of operations and cash flows for the three- and six-month periods ended June 30, 2006 and 2005, respectively, and for the cumulative period from May 10, 2002 to June 30, 2006, as applicable, have been made.  The results of operations for the three- and six-month periods ended June 30, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The consolidated financial statements include the accounts of the Company and all its subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to prior financial statements to conform to the current year presentation.  The most significant reclassification was research and development expense which has been reclassed from selling, general and administrative expense totaling $126,483.

Change in Accounting Estimates

In accordance with Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”  (“FAS 154”), we recorded a change in accounting estimate related to our warrant and stock option pricing model using the Black-Scholes-Merton pricing model.  We changed our estimate of future volatility by increasing the period of historical data used to calculate volatility to reflect the expected and / or contractual term of the underlying option or warrant (see Note 6 and Note 7).  Per FAS 154, a change in accounting estimate shall be accounted for in (a) the period of change if the change affects that period only or (b) the period of change and future periods if the change affects both.   A change in accounting estimate shall not be accounted for by restating or retrospectively adjusting amounts reported in financial statements of prior periods or by reporting pro forma amount for prior periods.  The effect of this change in accounting estimate for the three months ended June 30, 2006 was $194,770  or less than $0.01 per share for our warrant liability and $526,864 or $0.01 per share for stock-based compensation .

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

Significant Accounting Principles

Revenue Recognition

We evaluate the recognition of revenue based on the criteria set forth in Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as revised by SAB No. 104, “Revenue Recognition”.  We evaluate revenue recognition using the following basic criteria and recognize revenue when all four criteria are met:

•                  Evidence of an arrangement:  We recognize revenue when we have evidence of an agreement with the customer reflecting the terms and conditions to deliver products.

•                  Delivery:  Delivery is considered to occur when the products are shipped and risk of loss has been transferred to the customer.  For online games and services, revenue is recognized as the service is provided.

•                  Fixed or determinable fee:  If a portion of the arrangement fee is not fixed or determinable, we recognize that amount as revenue when the amount becomes fixed or determinable.

•                  Collection is deemed probable:  Collection is deemed probable if we expect the customer to be able to pay amounts under the arrangement as those amounts become due.  If we determine that collection is not probable, we recognize revenue when collection becomes probable (generally upon cash collection).

For our lottery operations, we recognize our consulting revenues, which are derived principally from the sale of lottery tickets, when we receive final lottery sales data from the China Government Welfare Lottery Bureaus.  For our mobile game operations, we recognize revenues principally from the sale or subscription of our games to wireless subscribers.  The mobile carriers and their agents are responsible for billing, collecting, and remitting to us our fees.  The mobile carriers generally report the final sales data to us within 10 to 45 days following the end of each month.  When final sales data is not available in a timely manner for reporting purposes, we estimate our revenues based on available sales data and historical trends.  To date, instances requiring estimates have not been significant.  We will record differences between estimated revenues and actual revenues in the next reporting period once the actual amounts are determined.

Software Development Costs

We account for our software development costs in accordance with Statement of Financial Accounting Standards (“FAS”) No. 86 (“FAS 86”), “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed”.  Under FAS No. 86, we expense software development costs as incurred until we determine that the software is technologically feasible.  Generally, to establish whether the software is technologically feasible, we require the product to be successfully deployed (ported) onto a handset.  We assess its detailed program designs to verify that the working model of the game engine has been tested against the product design.  We have determined that technological feasibility for our software products is reached shortly before the products are released to manufacturing.  Costs incurred after technological feasibility is established are not material, and accordingly, we expense all research and development costs when incurred.

Generally, all expenditures for research activities relating to mobile game development and improvement are charged to expense as incurred.  Such expenditures amounted to $1,013,173 and $1,328,652 for the three- and six-month periods ended June 30, 2006, respectively and $2,954,380 from inception to June 30, 2006.

Recently Issued Accounting Pronouncements

EITF 05-4

Warrants issued in conjunction with equity financing (see Note 6) were accounted for under the Emerging Issues Task Force (“EITF”) Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock’ and View A of EITF No. 05-4,  “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’”.  Due to the liquidated damage provision in the warrant agreement, the Company determined that the warrants are derivative liabilities.  Accordingly, the warrants will be marked to market through earnings at the end of each reporting period.

3.             CAPITAL RESOURCES AND GOING CONCERN

We are a development stage company with minimal revenue earned to date.  At June 30, 2006, we have a working capital deficit of approximately $5,882,056, including a Senior note payable in the amount of $2,500,000 to PayByTouch (“PBT”) which is due on September 30, 2006 and $1,825,000 in subordinated debt due to Calico Capital Group and other investors – (refer to Note 9).  We have sustained cumulative net losses of $(3,295,117) and $(7,355,310) for the three- and six-month periods ended June 30, 2006 and $(28,867,189) from inception to June 30, 2006.  During the first six months of the current year our operating expenses, in the aggregate are approximately $850,000 per month ($250,000 for our Corporate Office; $150,000 for our operations in China; and $450,000 for our Pixiem operations).  Subsequent to June 30, 2006, we have reduced our operating expenses to approximately $700,000 per month primarily through staff reductions throughout the Company.

At August 22, 2006, we had approximately $260,000 cash available to continue our operations.  Our current liabilities significantly exceeded our total available cash.  We have obtained a bridge loan facility for potential funding of up to $3,000,000 (refer to Note 9).  The bridge loan is secured by the assets of the Company and convertible to stock and bears interest at 7.5% and has registration rights requiring the filing of a registration statement within 45 days of the closing.  The bridge loan also has warrant coverage of 75% of the principal amount, with the warrants having an exercise price of $.50 per share and a term of five years.  As of August 22, 2006, we have received a cumulative total of $3,000,000 from these bridge loans.  Management believes that with the funds under this bridge loan facility, it should be sufficient to fund the Company’s operations through August 2006.  We are also actively looking for investors to fund our operations for the rest of 2006.  These factors and others raise substantial doubt about our ability to continue as a going concern in 2006.

Our operations to date have been primarily financed by debt and equity investments.  There can be no assurance that any additional financing will be available or, if it is available, that it would be on acceptable terms.

4.             CURRENT DEVELOPMENTS

PBT Amended and Restated Joint Venture Agreement

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

For more detail regarding the amended and restated joint venture agreement with PBT, please refer to the current report on Form 8-K filed by the Company on April 20, 2006.

5.             EARNINGS (LOSS) PER SHARE

We calculate earnings (loss) per share in accordance with FAS No. 128, “Earnings Per Share”.  Basic earnings (loss) per share are computed by dividing reported earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflect the additional dilution from all potentially dilutive securities such as stock options and warrants.  To the extent stock options and convertible securities are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share.

Common stock equivalents, including stock warrants to purchase an aggregate of 14,868,301 shares at June 30, 2006 are not included in the diluted loss per share for the three- and six-month periods ended June 30, 2006 and 2005, respectively,  as they are antidilutive.  The warrants are generally exercisable 3-5 years from the issuance date at exercise prices ranging from $0.01 to $1.03 per share.  Substantially all of the warrants expire before December 31, 2008.

6.             STOCKHOLDERS’ EQUITY

The total number of shares of capital stock authorized to be issued by the Company is 300,000,000 shares of Common Stock, $.01 par value.  Each share of capital stock entitles the holder thereof to one vote at each meeting of the stockholders of the Company.

During the six-month period ended June 30, 2006 we sold 1,250,000 shares of restricted stock to 10 investors, at $0.50 per share resulting in proceeds of $625,000.  We also issued 750,000 shares of restricted stock to Peter Pang, President of China Operations, as a signing bonus per his employment contract signed in December 2005; and 200,000 shares of restricted stock were issued due to the settlement of a lawsuit.  Such shares are “restricted securities” within the meaning of the Securities Act of 1933 (the “1933 Act”).

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

A “Trigger Event” is defined as the inability, after June 24, 2005, of the holder of the Warrant to sell any of the shares of common stock acquired pursuant to the SPA or the shares issuable upon exercise of the Warrant because of the lack of an effective registration statement authorizing the resale of such shares.  The Warrant expires on February 25, 2010.  The Warrants are exercisable at a price of $0.50 per share and contain a net exercise or cashless exercise feature.  The Warrants also contain a full ratchet anti-dilution feature that requires the Company to reduce the exercise prices of the Warrant to the lowest price that the Company sells its common stock (or is deemed to have sold its common stock as the result of the issuance of an option or convertible security) after the Closing Date.  The total warrants that have accrued at June 30, 2006, pursuant to this Trigger Event, are 3,739,620.

We have evaluated the terms of the Warrant using the guidance provided in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF No. 00-19 and View A of EITF No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial instruments Indexed to, and Potentially Settled in, a Company’s own Stock.” We have concluded that certain provisions in the terms of the Warrant require us to record a warrant liability for the fair value of the warrants accruing under the Trigger Event defined above.  The holders of the Warrant have registration rights that require us to file, to have declared effective, and to maintain the effectiveness of a registration statement with the SEC to register the resale of the common stock purchased and to also register the common stock issuable upon exercise of the warrants.  Under the guidance provided by EITF No. 00-19, the ability to register stock is deemed to be outside of our control, therefore, the potential shares that will be issued upon exercise of the warrants are unknown, making the ultimate settlement of this Trigger Event undeterminable at June 30, 2006.  Accordingly, the fair value of the Warrant at June 30, 2006 was $1,048,131, and this amount has been recorded as a liability in our consolidated balance sheet.  The increase in the fair market value of these warrants are recorded in our 2006 consolidated statement of operations in other income and expenses, as “Change in fair value of warrants”, which was $(234,795) and $437,339 for the three- and six-month periods ended June 30, 2006, respectively.  This warrant liability will be adjusted to fair value at the end of each future reporting period.  The accounting for the Warrant as a liability will terminate on the date the registration statement is declared effective by the SEC.

The fair value at date of grant for the Warrants granted above was estimated using the Black-Scholes option valuation model with the following assumptions:

Expected life in years	5 years
Risk free interest rate	4.80%
Expected stock volatility	156.83%
Expected dividend yield	0%

7.             STOCK-BASED COMPENSATION

At June, 30, 2006, we have stock-based employee and director compensation plans, which are described below.  On January 1, 2006, we adopted the fair value recognition provision of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“FAS 123(R)”).  In March 2005, the SEC staff expressed their views with respect to FAS No. 123(R) in Staff Accounting Bulletin No. 107, “Share-Based Payment”, (SAB 107).  SAB 107 provides guidance on valuing options.  The impact of adopting FAS No. 123(R) for the three- and six-month periods ended June 30, 2006 was to record a non-cash compensation expense of $686,863 and $847,979, respectively.  Prior to January 1, 2006, we accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”).  In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.  We adopted FAS 123(R) using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in future interim and annual reporting periods includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).

As a result of adopting FAS 123(R) on January 1, 2006, our net loss for the three- and six-month periods ended June 30, 2006 is $948,621 and $1,291,469 greater than if we had continued to account for share-based compensation under APB 25 as it did in the comparable prior year period.  Basic and diluted loss per share for the three- and six-month periods ended June 30, 2006, would have been $0.03 and $0.09, respectively, if we had not adopted FAS 123(R), compared to reported basic and diluted loss per share of $0.05 and $0.12, respectively.  The adoption of FAS 123(R) had no effect on cash flow from operations or cash flow from financing activities for the three- and six-month periods ended June 30, 2006.

FAS 123(R) requires the cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified as financing cash flows.  Prior to the adoptions of FAS 123(R), excess tax benefits would have been classified as operating cash inflows.  We have not recognized, and do not expect to recognize in the near future, any tax benefit related to stock-based compensation costs as a result of the full valuation allowance on our net operating loss carryforwards.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provision of FAS 123(R) to stock-based compensation granted under our plans for the three month and six month periods ended June 30, 2005.  For purposes of this pro forma disclosure the fair value of the grants is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the vesting periods.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net loss, as reported	$(1,754,039)	$(2,727,662)
Add: Stock-based compensation expense	36,600	113,900
Deduct: Total stock-based employee expenses determined under fair value method	(47,472)	(165,941)
Pro forma net loss	$(1,764,911)	$(2,779,703)
Earnings per share
As reported — Basic and diluted	$(0.03)	$(0.05)
Pro forma — Basic and diluted	$(0.03)	$(0.05)

We recognize share-based compensation expense for all service-based awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire award.  Initial accruals of compensation expense are based on the estimated number of shares for which requisite service is expected to be rendered.  Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change.

For awards with service conditions and graded vesting that were granted prior to the adoption of FAS 123(R), we estimate the requisite service period and the number of shares expected to vest and recognize compensation expense for each tranche on a straight-line basis over the estimated requisite service period.  We will continue to recognize compensation expense over the applicable vesting periods for awards granted prior to adoption of FAS No. 123(R), but for all awards granted after December 31, 2005, compensation expense will be recognized over the requisite service period of the award or over a period ending with an employee’s eligible retirement date, if earlier.  Adjustments to compensation expense as a result of revising the estimated requisite service period are recognized prospectively.

On December 5, 2003 the Board of Directors adopted our 2003 Stock Option Plan, which allows the Board of Directors to grant stock options to certain employees, consultants, and directors at a price equal to 100% of the fair market value of stock on the date of grant for incentive stock options and as low as 50% of the fair market value for non-statutory options.  The stock option plan also permits grants of options to purchase shares of restricted common stock at a minimum price of $.01 per share.  The maximum number of shares that can be granted under the Plan is 20,000,000 shares and the maximum amount of options that can be granted to one individual, can be no more than 5,000,000 shares.  The option and vesting periods are determined by the Board of Directors, but can be no more than 10 years after the date of which the option is granted.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model.  Total stock options outstanding at June 30, 2006 were 14,066,734 of which 7,830,401 of these options were vested.  The Company recorded non-cash stock option expense to employees of $847,979 for the first six months of 2006 as required by FAS 123(R).

Stock option transactions to the employees, directors and consultants are summarized as follows:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Outstanding at beginning of period	12,894,717	12,012,653
Granted	1,387,017	2,269,081
Exercised	—	—
Expired	15,000	15,000
Forfeited	200,000	200,000
Outstanding at end of period	14,066,734	14,066,734
Shares exercisable at end of period	7,830,401	7,830,401

The above table includes options issued as of June 30, 2006 as follows:

•                  A total of 1,498,734 non-qualified options have been issued to consultants at exercise prices ranging from $0.34 to $0.80 per share;

•                  A total of 1,450,000 non-qualified 3 year options have been issued to advisory board members at exercise prices of $0.40 to $0.62 a share;

•                  A total of 5,953,000 qualified 3-5 year options have been issued to employees of the Company, at exercise prices between $0.40 and $0.90 per share; and

•                  A total of 5,960,000 non-qualified 3-5-year options have been issued to directors and officers of the Company, at exercise prices of $0.34 to $1.05 per share.

The following table provides certain information with respect to the above-referenced stock options outstanding and exercisable at June 30, 2006:

Exercise Prices	Stock Options Outstanding And Exercisable	Weighted Average Remaining Contractual Life - Years
$0.34 - $0.49	5,819,251	3.41
$0.50 - $0.69	1,246,705	3.51
$0.70 - $0.89	519,445	3.43
$0.90 - $1.05	245,000	1.39

There have been no modifications of outstanding stock option rewards.

The fair values at date of grant for the options granted above was $3,607,466 estimated using the Black-Scholes option valuation model with the following assumptions:

Expected life in years	2.7-6 years
Risk free interest rate	3.16% - 4.97%
Expected stock volatility	149.78- 153.59%
Expected dividend yield	0%

8.             COMPREHENSIVE LOSS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(3,295,117)	$(1,754,039)	$(7,355,310)	$(2,727,662)
Currency translation adjustment	6,705	0	17,689	0
Comprehensive loss	$(3,288,410)	$(1,754,039)	$(7,337,621)	$(2,727,662)

9.             NOTES PAYABLE

Notes Payable at June 30, 2006, consisted of a secured senior (by all assets of the Company) promissory note payable due September 30, 2006 of $2,500,000 with interest currently payable at an annual interest rate of 8%.

On April 21, 2006 and subsequently amended on June 23, 2006, we entered into a Secured Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”) with the Calico Investors, pursuant to which the Calico Investors agreed to purchase up to an aggregate principal amount of three million dollars ($3,000,000) in Secured Convertible Promissory Notes (collectively, the “Convertible Notes”).  As part of the investment, the Calico Investors also received five-year warrants (collectively, the “Warrants”) to purchase a number of shares of the Company’s Common Stock equal to the quotient of 75% of the total principal amount of the Convertible Notes issued to the Calico Investors, divided by 0.50, which is the exercise price of the Warrants.  The Warrants contain a customary weighted-average anti-dilution provision.  As of June 30, 2006, in reliance on the Purchase Agreement, the Calico Investors loaned the Company a total of $1,825,000 (the “Calico Loan”).  The total proceeds received under the Calico Loan to date is $3,000,000.  The Company is obligated under the Convertible Notes to repay the Calico Loan in full on October 21, 2006.  Interest accrues under the Convertible Notes at a simple interest rate of seven and one half percent (7.5%) per annum, payable monthly in arrears until the entire outstanding principal remaining unpaid becomes due, and at a rate of seventeen percent (17%) after default.

The Company granted the Calico Investors a security interest in all of the Company’s assets to secure the Company’s obligations under the Convertible Notes. This security interest is subject to the first priority security interest of Solidus.

At any time prior to the maturity date, the Convertible Notes may be converted wholly or partially into (a) shares of the Company’s common stock, at a conversion price of fifty cents ($0.50) per share, subject to a customary weighted-average anti-dilution adjustment or (b) securities of the type issued by the Company in connection with equity or equity-related financings above specified levels.

10.          RELATED PARTY TRANSACTIONS

As discussed in Note 9, we entered into a Secured Convertible Note and Warrant Purchase Agreement with the Calico Investors.  A portion of the proceeds from the Calico Loan were from a member of the Board of Directors, therefore the debt owed is considered owed to a related party.  As of June 30, 2006, the total money loaned from this director totaled $500,000.  Subsequent to the quarter ending June 30, 2006, this member of the Board and another member of the Board loaned under the Calico Loan an additional $300,000.  Also subsequent to the quarter ended June 30, 2006, we received proceeds under the Calico Loan for $35,000 from an officer of the Company.

11.          COMMITMENTS AND CONTINGENCIES

ESPN Contract

On September 23, 2005, Pixiem entered into a co-publishing three-year Licensing Agreement with ESPN Enterprises, Inc. (“ESPN”) pursuant to which both companies may distribute ESPN Mobile X Games.

During the term of this Licensing Agreement, Pixiem has agreed to pay a minimum royalty to ESPN of $350,000 during the first year, $550,000 during the second year, and $750,000 during the third year.  The minimum royalty for the six month period ended June 30, 2006 was $168,191, which exceeded the royalties due to ESPN, based on actual sales of the ESPN mobile games, by $122,220.  This excess amount was accrued at June 30, 2006.

Pixiem has also agreed to spend 20% of the net revenues from the X Game titles per year, to market and promote the games distributed pursuant to this Licensing Agreement.

Yamaha Contract

In January 2006, we entered into a Licensing Agreement with Yamaha Motor Corporation, U.S.A. (“Yamaha”) whereby Yamaha granted to us an exclusive right and license to use, reproduce and exploit the Yamaha Marks and Data Files in the design and development of specific wireless games.  The term of the agreement expires three years after the date of the first commercial sale of a Yamaha-branded wireless game (the “Launch Date”).  Yamaha is to receive royalties in the amount of twenty percent (20%) of net revenue from wireless games and fifty percent (50%) of net revenue from the sale of ring tones and wallpapers, with a minimum guaranteed royalty to be paid in the aggregate for the term in the amount of $130,000.  At June 30, 2006, no games had been released under the Yamaha brand.  The first two Yamaha-branded games are expected to be released in the later half of 2006, with two additional Yamaha-branded games scheduled to be released in February and April 2007, respectively.

12.          SEGMENT REPORTING

FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for reporting information about operating segments.  This standard requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods.  Our financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP.  The segments are designed to allocate resources internally and provide a framework to determine management responsibility.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.  The types of products and services provided by each segment are summarized below:

We currently operate and report two business segments - our mobile game business from Pixiem and E-BEAR which reflects the sale and distribution of mobile games, and our lottery business from WinWin Shanghai.  We presently evaluate performance based on revenue, and operating profit (loss) before income taxes.

The following table presents a summary of our businesses and operating segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues:
Mobile Games	$175,090	$41,588	$257,494	$41,588
Lottery	—	705	—	2,293
Total revenues	$175,090	$42,293	$257,494	$43,881

Operating loss:
Mobile Games	$(1,449,843)	$(234,165)	$(2,528,950)	$(234,165)
Lottery	(285,458)	(450,333)	(657,393)	(700,942)
Corporate/other	(1,559,816)	(1,069,541)	(4,168,967)	(1,792,555)
Total operating loss	$(3,295,117)	$(1,754,039)	$(7,355,310)	$(2,727,662)

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Forward-Looking Statements

This report contains forward-looking statements and information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management.  When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements.  These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among others, the risk factors described below:

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

•                  changes in economic conditions;

•                  uncertainties and risks related to the legal systems and economics in our target markets, including China’s legal system and economic, political and social events in China and other target markets;

•                  fluctuations in currency exchange rates;

•                  the effects of any applicable currency restrictions, including any restrictions on the repatriation of funds back to the United States;

•                  a general economic downturn or a downturn in the securities markets;

•                  Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks”; and

•                  other risks and uncertainties.

Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated, or expected.  When used in this report, the terms “Company”, “we”, “our” and “us” refer to WinWin Gaming, Inc. and its consolidated subsidiaries, including the Lottery Company, WinWin Shanghai, and Pixiem.  Also, we have assumed a conversion rate of 8 Chinese Yuan Renminbi (“RMB”) per United States Dollar (“USD”) and a conversion rate of 968 Korean Won (“KRW”) per USD throughout this quarterly report in all instances where such currency conversion is required.

Overview

We have two business segments.  First, we develop proprietary game content for mobile service providers.  Second, we offer a variety of services to government lottery agencies.  We entered our two business segments, based on various factors, including the following:

•                  Our perception of the growth opportunities provided by each, particularly in our targeted geographic markets;

•                  our assessment of the business and technical capabilities of our management, professional staff and advisors; and

•                  the potential synergies that we recognized between the two segments.

Mobile Games Segment

Summary financial results:

	Three Months Ended June 30,			Six Months Ended June 30,			Cumulative Amounts Since
	2006	2005	Increase (decrease)	2006	2005	Increase (decrease)	May 10, 2002 (Inception)
Revenues	$175,090	$41,588	$133,502	$257,494	$41,588	$215,906	$451,383
Gross profit	107,392	41,588	65,804	20,500	41,588	(21,088)	92,977
Gross margin	61%	100%		8%	100%		21%
Selling, general & administrative	368,915	146,281	222,634	1,008,476	146,281	862,195	2,942,711
Research and development	1,013,173	126,483	886,690	1,328,652	126,483	1,202,169	2,954,380
Depreciation and amortization	175,147	2,989	172,158	212,322	2,989	209,333	602,284
Operating loss	$(1,449,843)	$(234,165)	$(1,215,678)	$(2,528,950)	$(234,165)	$2,294,785	$(6,406,398)

Three and Six Months Ended June 30, 2006 and June 30, 2005

Revenue increased as a result of the launch of several new mobile games including Wimbledon and ESPN X games in the current quarter and the six months ended June 30, 2006 that were previously under development in the corresponding periods of the prior year.  In addition, we secured new mobile phone carrier contracts to port our games into new markets worldwide.

Gross margin decreased as a result of license fees which increased to $36,365 and $54,545 in the three- and six-month periods ended June 30, 2006.  We had no license fees during the corresponding periods of the prior year.

Selling, general and administrative expenses increased primarily as a result of payroll expenses and related fringe benefits which totaled $157,729 and $322,262 for the three- and six-month periods ended June 30, 2006 compared to $59,375 and $59,375, respectively, for the corresponding periods in the prior year as a result of an increase in headcount related to the acquisition of Pixiem in May 2005.  In addition, due to the adoption of FAS 123(R) on January 1, 2006, stock-based compensation expense totaled $314,856 and $373,884 for the three- and six-month periods ended June 30, 2006.  We expect selling, general and administrative expenses to increase for the remainder of the current year primarily due to the increase in stock-based compensation expense.

Research and development expense increased as a result of the development of our wireless mobile game operations.  Included in this amount are salaries paid to our programmers, graphic designers and porting costs.  We began mobile games operations in May 2005.  We expect research and development costs to increase in 2006, due to us having our Pixiem operations and E-BEAR operations included in our operating results for a full year in 2006.

We expect both our selling, general and administrative and research and development expenses will increase in future periods due to our present plan to expand our mobile game operations.

Depreciation and amortization increased as a result of the amortization of intangibles in the amount of $175,147 and $212,322 for the three- and six-month periods ended June 30, 2006, respectively, and an increase in property, plant and equipment related to the opening of our new offices in Korea.

Lottery Segment

Summary financial results:

	Three Months Ended June 30,			Six Months Ended June 30,			Cumulative Amounts Since
	2006	2005	Increase (decrease)	2006	2005	Increase (decrease)	May 10, 2002 (Inception)
Revenues	$—	$705	$(705)	$—	$2,293	$(2,293)	$24,036
Gross profit	—	705	(705)	—	2,293	(2,293)	23,604
Gross margin	—	100%	100%	—	100%	100%	98%
Selling, general & administrative	270,173	448,049	(177,876)	626,818	700,246	(73,428)	1,366,851
Depreciation and amortization	15,285	2,989	12,296	30,575	2,989	27,586	34,075
Operating loss	$(285,458)	$(450,333)	$(164,875)	$(657,393)	$(700,942)	$(43,549)	$(1,377,322)

Three and Six Months Ended June 30, 2006 and June 30, 2005

On September 21, 2005, our wholly-owned subsidiary WinWin Shanghai, entered into a Cooperation Contract (the “SD II Contract”) with the Shanghai Welfare Lottery Issuing Center (“SWLIC”).  Presently, our only lottery contract is with the SWLIC.  Pursuant to the SD II Contract, the SWLIC retained WinWin Shanghai to design, market and otherwise promote the sale of a second generation of instant scratch off lottery tickets in Shanghai, using the Company’s “Slam Dunk” brand and trademark (the “SD II Tickets”).

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

As a result of the actions taken by the CWLIC, we have not generated revenue in the three- and six-month periods ended June 30, 2006.  We cannot estimate at this time when, if at all, such approval from the Ministry of Finance will be obtained.  We presently anticipate that shortly after we obtain and display demonstrable financial resources to the Chinese Ministry of Finance, we will be able to obtain the necessary approval to launch our SDII lottery with the CWLIC.

Furthermore, due to the delay of the launch of SD II, we decreased our advertising and marketing expenses.  Advertising and marketing expenses decreased to $2,949 for both the three- and six-month periods ended June 30, 2006 compared to $372,267 and $473,095 for the corresponding periods in the prior year.  This decrease was partially offset by an increase in payroll and related fringe which totaled $187,156 and $449,484 for the three- and six-month periods ended June 30, 2006, respectively, compared to $67,200 and $68,377 for the corresponding periods in the prior year in anticipation of the launch of SD II.  In addition, due to the adoption of FAS 123(R) on January 1, 2006, stock-based compensation expense totaled $125,272 and $136,787 for the three- and six-month periods ended June 30, 2006.  We expect these expenses to increase once we obtain the approval of the CWLIC.

Corporate Overhead

Summary financial results:

	Three Months Ended June 30,			Six Months Ended June 30,			Cumulative Amounts Since
	2006	2005	Increase (decrease)	2006	2005	Increase (decrease)	May 10, 2002 (Inception)
Selling, general & administrative	$1,705,812	$843,232	$862,580	$2,935,530	$1,551,794	$1,383,736	$18,166,156
Depreciation and amortization	19,086	12,477	6,609	38,130	24,889	13,242	100,844
Other income (loss):
Change in fair value of warrants	234,795	—	234,795	(437,339)	—	(437,338)	(1,048,131)
Reorganization expense	—	—	—	—	—	—	(1,059,372)
Currency translation expense	(34,626)	1,577	(36,203)	4	1,986	(1,982)	(17,085)
Interest income	119	8,366	(8,248)	2,258	8,366	(6,108)	24,878
Interest expense	(69,095)	(378)	68,717	(116,734)	(2,827)	(113,907)	(671,492)
Settlement expense and other	33,889	(223,397)	257,286	(643,496)	(223,397)	(420,099)	(643,496)
Total other income (expense)	165,082	(213,832)	378,914	(1,195,307)	(215,872)	(979,434)	(3,414,698)
Operating loss	$(1,559,816)	$(1,069,541)	$490,275	$(4,168,967)	$(1,792,555)	$(2,376,412)	$(21,681,698)

Three and Six Months Ended June 30, 2006 and June 30, 2005

Selling, general and administrative expenses increased primarily as a result of payroll expenses and related fringe benefits which totaled $385,090 and $757,049 for the three- and six-month periods ended June 30, 2006 compared to $184,567 and $417,830, respectively, for the corresponding periods in the prior year as a result of additions to our executive management and key personnel.  In addition, due to the adoption of FAS 123(R) on January 1, 2006, stock-based compensation expense totaled $508,493 and $785,898 for the three- and six-month periods ended June 30, 2006.

Changes in Fair Value of Warrants:

•                  We have recorded at June 30, 2006 a warrant liability in the amount of $1,048,131 for the fair value of warrants accruing under a “Trigger Event” associated with the Securities Purchase Agreement (the “SPA”) entered into on February 25, 2005, (refer to note 7 of the Financial Statement in Item 1, Part 1.  We have recorded the change of $234,795 in other income and expense in our statement of operations, which represents the change in the fair value of these warrants for the three months ended June 30, 2006.

•                  Warrants issued in conjunction with equity financing (see Note 6) were accounted for under the Emerging Issues Task Force (“EITF”) Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Index to and Potentially Settled in a Company’s Own Stock and View A of EITF No. 05-4,  “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’”.  Due to the liquidated damage provision in the warrant agreement, the Company determined that the warrants are derivative liabilities.  Accordingly, the warrants will be marked to market through earnings at the end of each reporting period.

Balance Sheet Items

As of June 30, 2006, we had total current assets of $438,179, of which $48,615 was cash; total assets of $3,345,888; total current liabilities of $6,320,235; and total stockholders’ deficiency of $(4,145,419).

Cash Flows

We used $4,353,935 in cash from our operating activities during the six months ended June 30, 2006 as compared to $2,646,222 used in the corresponding period of the prior year.  The increase of $1,707,712 or a 65% is primarily a result of increased spending for research and development of $1,202,169 related to our mobile games segment and increased salaries and wages attributable to the addition of management and staff of $339,000 and an increase in professional fees of $161,000.

We used $25,401 in cash from our investing activities during the six month period ended June 30, 2006 as compared to $415,449 used in the corresponding period of the prior year.  This decrease is a result of the prior year acquisition of Pixiem and prior year purchases of property and equipment for our Korean and Chinese operations.

We received $3,845,000 from financing activities during the six month period ended June 30, 2006.  We received proceeds under the Calico Bridge transaction in the amount of $1,825,000 and proceeds from PBT in the amount of $1,500,000 (See Note 9 in the Notes to the consolidated financial statements).  Additionally, we issued stock for cash in the amount of $625,000.

For further information on the cumulative cash flows from May 10, 2002 (Inception) to June 30, 2006, see Item 1 of Part I, “Financial Statements, Consolidated Statements of Cash Flows”.

Liquidity and Capital Resources

Operations to date have been primarily financed by debt and equity transactions.  As a result, our future operations will continue to be dependent upon the successful completion of additional debt or equity financing and the timing and terms thereof, as well as support of principal stockholders.  We will need immediate financing to continue our operations in the third quarter of 2006.  Implementation of our business acquisition and growth strategies has increased our need for working capital if we are to be able to seek out and capitalize on available business opportunities and attain our intended growth.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classifications of liabilities that may be necessary should we be unable to continue as a going concern.

At August 22, 2006, we had approximately $260,000 cash available to continue our operations.  Our current liabilities significantly exceeded our total available cash.  We have obtained a bridge loan facility for potential funding of up to $3,000,000 (refer to Note 9).  The bridge loan is secured by the assets of the Company and convertible to stock and bears interest at 7.5% and has registration rights requiring the filing of a registration statement within 45 days of the closing.  The bridge loan also has warrant coverage of 75% of the principal amount, with the warrants having an exercise price of $.50 per share and a term of five years.  As of August 22, 2006, we have received a cumulative total of $3,000,000 from these bridge loans.  Management believes that with the funds under this bridge loan facility, it should be sufficient to fund the Company’s operations through August 2006.  We are also actively looking for investors to fund our operations for the rest of 2006.  These factors and others raise substantial doubt about our ability to continue as a going concern in 2006.

We had $48,615 in cash and cash equivalents as of June 30, 2006.  As of such date, we also had total current assets of $438,179 and total current liabilities of $6,320,235, giving us negative working capital of $5,882,056.  As of such date, we also had total assets of $3,345,888 and total liabilities of $7,491,307, and we have an accumulated deficit from operations of $(28,867,189).

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any.  We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

•                  accounting for expenses in connection with stock options and warrants by using the Black-Scholes-Merton option pricing method;

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

Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2006.

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

Our losses from inception through June 30, 2006 are $28,867,189.  We expect to encounter difficulties as an early development stage company in the rapidly evolving lottery and gaming markets.  We expect to incur significant operating and capital expenditures and, as a result, we expect significant net losses in the future.  We will need to generate significant additional capital and revenues to achieve and maintain profitability.  We may not be able to achieve profitable operations in future periods.

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

Due to extraordinary stock speculation created by Hong Kong listed companies with contractual relationships with the CWLIC, the Chinese Ministry of Finance initiated a review of all contracts with foreign enterprises, including the Company’s executed agreement with the SWLIC with the view of delaying their implementation until certain controls can be exercised over those executory contracts and each vendor can demonstrate that the primary objective of the contractual relationship can be reasonably accomplished with demonstrable resources.  We will be unable to move forward with SDII until we satisfy the Chinese Ministry of Finance regarding the objectives of our contract.  We cannot estimate at this time when, if it all, such approval will be obtained.

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

We depend on the services of Patrick Rogers, our Chief Executive Officer; Peter Pang, our Executive Vice President and President of China Operations; Mark Galvin, our Chief Operating Officer; Martha Vlcek, our Chief Financial Officer; Hongsuk “H.S.” Lee, our President of Pixiem’s operations; and Sung Lee, our Senior Vice-President of Pixiem’s operations.  The loss of services of any of these individuals (or other key members of the management team) could impair our ability to complete the national rollout of our products and services or to bring our product offering to a significant level of consumer acceptance, and could have a material adverse effect on our business, financial condition, and results of operations.  Our success depends, to a large degree, upon the skills of our senior management team and current key employees and upon our ability to identify, hire and retain additional sales, marketing, technical, and financial personnel.  The loss of any of our key executives, or the failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our business.  We may be unable to retain our existing key personnel or attract and retain additional key personnel.

Our largest target market is in China and there are several significant risks relating to conducting operations in China.

Our largest target market is in China.  Therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political and social events in China.

Governmental policies in China have impacted our present business and could impact our future business in China.

Since 1978, China’s government has been, and is expected to continue, reforming its economic and political systems.  These reforms have resulted in, and are expected to continue to result in, significant economic and social development in China.  Many of the reforms are unprecedented or experimental and may be subject to change or readjustment due to a number of political, economic, and social factors.  We believe that the basic principles underlying the political and economic reforms will continue to be implemented and provide the framework for China’s political and economic system.  New reforms or the readjustment of previously implemented reforms could have a significant negative effect on our operations.  Changes in China’s political, economic and social conditions and governmental policies which could have an impact on our business include:

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

The economy of China differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development in various respects, such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position.  In the past, the economy of China has been primarily a planned economy subject to one- and five-year state plans adopted by central government authorities and largely implemented by provincial and local authorities.  These plans set production and development targets.  Since 1978, increasing emphasis had been placed on decentralization and the utilization of market forces in the development of China’s economy.  Economic reform measures adopted by China’s government may be inconsistent or ineffectual, and we may not in all cases be able to capitalize on any reforms.  Further, these measures may be adjusted or modified in ways that could result in economic liberalization measures that are inconsistent from time to time, from industry to industry or across different regions of the country.

China’s economy has experienced significant growth in the past decade.  This growth, however, has been accompanied by imbalances in China’s economy and has resulted in significant fluctuations in general price levels, including periods of inflation.  China’s government has implemented policies from time to time to increase or restrain the rate of economic growth, control periods of inflation or otherwise regulate economic expansion.  While we may be able to benefit from the effects of some of these policies,  these policies and other measures taken by China’s government to regulate the economy could also have a significant negative impact on economic conditions in China with a resulting negative impact on our business.

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

The Securities and Exchange Commission regulations define a “penny stock” to be any non-NASDAQ equity security that has a market price (as defined in the regulations) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to some exceptions.  For any transaction by a broker-dealer involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market.  Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  Our market liquidity could be severely adversely affected by these rules on penny stocks.

ITEM 3.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including Patrick Rogers, our Chief Executive Officer, and Martha Vlcek, our Chief Financial Officer and Treasurer, regarding the effectiveness of our disclosure controls and procedures.  Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure..  Based on that evaluation, our management concluded that as of June 30, 2006, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting, except for the following:

Management identified a significant deficiency relating to the lack of experience in our staffing of our Chinese and Korean subsidiary’s accounting departments.  In the fourth quarter of 2005, we hired new accounting personnel in China to begin to remedy this deficiency, and in the first quarter of 2006, we hired a full time VP of Finance to head up our accounting department in China and also hired an experienced finance person in Korea.  We feel that both of these hires have significantly improved these financial reporting deficiencies.

PART II -        OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

For a discussion of legal proceedings involving the Company, please see Item 3 “Legal Proceedings” of Part I of our annual report on Form 10-KSB for the fiscal year ended December 31, 2005, as updated by Note 7 “Commitments and Contingencies” of Part I, Item 1 of this quarterly report on Form 10-QSB for the period ended June 30, 2006.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as may have previously been disclosed on a current report on Form 8-K or an annual report on Form 10-KSB, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the first six months of 2006.

ITEM 5.          OTHER INFORMATION

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

WINWIN GAMING, INC.

Date: August 24, 2006

By:	/s/ Patrick O. Rogers
Patrick O. Rogers
Chief Executive Officer
Principal Executive Officer

By:	/s/ Martha Vlcek
Martha Vlcek
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002